Form 10KSB
period 1999-12-31
HYPERBARIC SYSTEMS
filed 2000-03-29
CIK 1070181

                                                       ------------------------
                                                            OMB APPROVAL
                                                       ------------------------
                                                       OMB Number: 3235-0420
                                                       Expires: May 31, 2000
                                                       Estimated average burden
                                                       hours per response:  3225
                                                       ------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 1999

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________
                         Commission file number 0-28413

                               HYPERBARIC SYSTEMS
                 (Name of small business issuer in its charter)

                   CALIFORNIA                                       77-0481056
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                  organization)
      1127 Harker Avenue, Palo Alto, CA                               94301
   (Address of principal executive offices)                         (Zip Code)

                  Issuer's telephone number (650) 323-0943
        Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                        Name of each exchange on which
           None                                          registered

 --------------------------                   --------------------------------

        Securities registered under Section 12(g) of the Exchange Act:

      Common Stock                                        OTCBB
   ----------------                       --------------------------------------
   (Title of class)                       (Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. No Revenues for the fiscal year ending December 31 1999.

As of December 31, 1999, 6,394,966 shares of common stock were outstanding.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 1, 2000, was $2,714,891.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [X ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. We have 6,715,562 shares of common stock outstanding as March 6, 2000.

DOCUMENTS INCORPORATED BY REFERENCE [X] yes, 10-SB filed on December 8, 1999 and amended on January 25, 2000.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X___

                                TABLE OF CONTENTS


PART I.......................................................................................1


ITEM 1. DESCRIPTION OF BUSINESS..............................................................1
     (1)  Form and year of organization                                                      1
     (2)  Any bankruptcy, receivership or similar proceeding                                 3
     (3)  Status of any publicly announced new product or service                            3
     (4)  Competitive business conditions                                                    3
     (5)  Sources and availability of raw materials                                          4
     (6)  Dependence on one or a few major customers                                         5
     (7)  Patents and trademarks                                                             5
     (8)  Need for any government approval                                                   6
     (9)  Effect of existing or probable governmental regulations on the business.           7
     (10) Estimate of the amount spent on research and development activities                7
     (11) Costs and effects of compliance with environmental laws                            7
     (12) Employees                                                                          7


ITEM 2. DESCRIPTION OF PROPERTY..............................................................7


ITEM 3. LEGAL PROCEEDINGS....................................................................8


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................8


PART II......................................................................................8


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................8


ITEM 6. MANAGEMENT'S PLAN OF OPERATION......................................................10
     (1)  Overview                                                                          10
     (2)  Liquidity and capital resources                                                   10

     (3)  Going Concern                                                                     11
     (4)  Development plan                                                                  11
     (5)  Intellectual property                                                             12
     (6)  Plant and Significant Equipment Requirements                                      12
     (7)  Changes in the Number of Employees                                                12


ITEM 7. FINANCIAL STATEMENTS................................................................13


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.13


PART III....................................................................................13


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT...........................................................13


ITEM 10. EXECUTIVE COMPENSATION.............................................................16


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................17


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................19


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................................23

                                     PART I

        Certain statements in this Form 10-KSB, constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

(1) Form and year of organization

        HyperBaric Systems was incorporated on February 26, 1998, in the State of California, by the filing of Articles of Incorporation. The Articles of Incorporation of the Company currently authorize the issuance of fifty million (50,000,000) shares of common stock, no par value. On July 21, 1998 we amended our Articles of Incorporation to increase the authorized number of shares of Common Stock from 1 million to 10 million, and to effect a split of each share of Common Stock then outstanding into 4 shares of Common Stock. On June 21, 1999 we amended our Articles of Incorporation to increase the authorized number of shares of Common Stock from 10 million to 50 million.

THE PLEXLIFE SYSTEM FOR PRESERVATION OF PLATELETS AND BIOLOGICS

        We are a developmental stage company whose principal business objective is to develop and provide economical, non-toxic methods of biological material preservation to the market place. We believe that our customers could include hospitals, clinics, blood banks and similar organizations. We have not yet sold any products or services or realized any operating revenues. We have been entirely dependent to date on proceeds received in connection with private placements.

        Biologic material preservation is achieved by applying hydrostatic pressure to the material using a proprietary container, process and solution to prevent the cells from freezing under sub-zero temperatures. Each type of biologic material will have varying solutions and processes that are specific to the different cell types. On October 31, 1998 we filed a patent on a method and apparatus for preserving biological materials, but this patent has not yet been issued.

        We are in development of our PlexLife System, which is a proprietary technology for preserving platelets (a blood component), heart valves, tissues and organs such as kidneys, hearts, livers, and lungs. We believe that our technology represents a breakthrough in the storage and preservation of living biological materials that promises to reduce the waste inherent in current technologies, while simultaneously increasing the worldwide availability of precious biological materials needed to save human lives. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary in its ability to extend and maintain functionality of these materials for much longer periods of time than is currently possible. We are targeting blood banks, hospitals and tissue and organ banks as our main customers in the worldwide markets.

        During the initial months following our Company's incorporation, we recruited key members of the management and technical team, conducted market research and established the basic infrastructure and plan for our company.

        On August 25, 1998 we established a branch office in Krasnoyarsk, Russia, where the inventor, Vladimir Serebrennikov, resides. Mr. Serebrennikov is our Technical Director of Research and Development for Preservation Systems. Krasnoyarsk was chosen to take advantage of low cost technical expertise, availability of low cost materials such as titanium, and also because two members of the team, Mr. Serebrennikov and Leonid Babak, employees of our Company, both reside there.

        The Russian government has placed no restrictions on our ability to operate our business, hire employees in Russia, and freely transport our assets from Russia to the U.S. without any assessment or payments to the Russian Federation. There are no material restrictions or regulations to which we are subject in Russia as a result of our activities there. Conducting operations in Russia does not affect Food and Drug Administration ("FDA") approval or our proposed business activities in the United States, because no clinical trials are or will be conducted there.

        Initial non-clinical experiments and tests of platelet preservation and other research and development activities are being conducted in Russia as well as production of prototype and pre-production units. Such research includes sub-zero storage of platelets utilizing our proprietary technology and process, tests to measure the functional ability of platelets following storage, and the development of new solutions for platelet preservation.

        At December 31, 1999, $10,900 of the Company's assets related to this facility. Total operating expenses incurred at this facility in 1999 and 1998 were $167,100 and $90,500, respectively.

OUR DISPOSABLE VENEREAL DISEASE TEST SYSTEM

        On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, an officer and director of the Company, acquiring all patent rights owned by Mr. Okimoto to a disposable venereal disease test device called Phemtest. Mr. Okimoto received no cash payment in consideration for the assignment of the above mentioned patents. The product, a disposable venereal disease test device for women, was developed during the early 1980's and the first patent application was filed in 1985. It is based on the pH level reading of the vaginal tract to determine the presence of bacterial infection. A pH reading of higher than 4.5 is an indication that a pathology exists and that the patient should see a physician for precise diagnosis and treatment. The prototype has a retractable tip that can be extended well into the vestibule of the vagina.

        The first patent (patent number 4,784,158) was granted on November 15, 1988 a second patent (patent number 4,945,921) was granted on August 7, 1990. The 158 patent is for a vaginal testing applicator and method, and the 921 patent is for a body cavity specimen collecting and testing apparatus. Both patents are valid for a period of 17 years from the date of grant. Over 5 years remain on the first patent and 7 years on the second. There has been no previous attempt to produce a commercial unit or to market the product, except by a company called MEDX which went out of business in 1985.

(2) Any bankruptcy, receivership or similar proceeding

        We are not and never have been in bankruptcy, receivership or any other similar proceedings.

(3) Status of any publicly announced new product or service

        We are in development of our PlexLife System, which is a proprietary technology for preserving platelets (a blood component), heart valves, tissues and organs such as kidneys, hearts, livers, and lungs. We believe that our technology represents a breakthrough in the storage and preservation of living biological materials that promises to reduce the waste inherent in current technologies, while simultaneously increasing the worldwide availability of precious biological materials needed to save human lives. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary in its ability to extend and maintain functionality of these materials for much longer periods of time than is currently possible. We are targeting blood banks, hospitals and tissue and organ banks as our main customers in the worldwide markets.

        On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, an officer and director of the Company, acquiring all rights to a disposable venereal disease test device called Phemtest, for which Mr. Okimoto owned the patents.


(4) Competitive business conditions

        As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell for platelet preservation, Cerus for viral inactivation for platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We have limited funds with which to develop products and services, and many of our competitors have significantly more resources than we do. These companies are active in research and development of biological material preservation, and we do not know the current status of their development efforts. Most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

        Prior to the formation of our company, Vladimir Serebrennikov, our Technical Director of Research and Development, conducted independent research over a ten-year period, involving research concerning the preservation of biologic material using high pressure. After our Company was formed on February 26, 1998, the knowledge he gained was applied to the preservation of blood platelets, a market focus of our Company. New methods were developed in the container hardware design, processes and solutions for platelets, which continue to evolve as we continue our research and development effort.

        A patent covering the hardware design of the container, preservation methodologies and processes was filed by us on October 31, 1998 followed by a continuation-in-part (CIP), which was filed in February of 1999 covering our solutions and other preservation methodologies. We expect that additional patents will follow for organ preservation and other biologic material as such systems are developed. We are hopeful that our patents and other intellectual property protection will enable us to compete effectively.

        Existing technology for storing platelets is comprised of rocking platelets in plasma at room temperature. It is necessary to develop special plastic bags with defined gas permeability that allows platelets to be stored for up to 5 days.

        Our technology preserves platelet membrane integrity and reduces metabolic activities to very low rates, allowing prolonged storage times. We believe that platelets stored using this technology will also have superior function after transfusion, compared to platelets stored with the existing methodology.

        LifeCell Corporation is attempting to develop and obtain FDA approval for extending the storage time of blood platelets using cryo-presevatives. Cerus Corporation has developed a viral inactivation product for platelets that is intended to eliminate or reduce viral testing requirements. This product is now in clinical trials. These products if approved could have a material adverse impact on the market for extending platelet storage times using our technology. We believe that most, if not all, of our competitors use toxic chemicals such as Dimethyl Sulfoxide (DMSO) to preserve platelets, and store organs and other biologic material. It is our intent to achieve longer preservation of such material and provide higher quality material by using non-toxic solutions and by storing the biologic material below the freezing point of water, without destroying the cellular integrity of the material. We also believe that our approach will be inexpensive in comparison to alternative preservation methods because the toxic solutions used by our competition must be removed from the material before use in most cases. The solution we use for platelet preservation is intended to be directly usable.

DISTRIBUTION, SALES AND CUSTOMERS

        It is our intent to market our platelet preservation products to blood centers and hospitals through established medical specialty dealers and distributors or equipment manufacturers that currently supply products to the market. Similar strategies will be employed for other future preservation products. It is our plan to license the manufacturing, sales and distribution of our Phemtest product to a manufacturer that sells feminine disposable products to the market. As we are in the development stage of operations, we currently have no customers and dependency on particular customers cannot be anticipated at this time.

(5) Sources and availability of raw materials

        Since we are in the development stage, we have not yet begun to manufacture our products. Our products, as manufactured, should not use any exotic or hard to find raw materials and we believe that suppliers can be identified. We are constantly reviewing the materials used in the development process, with particular attention to availability and future cost. We cannot currently anticipate what the availability of materials and suppliers will be at the time our products enter production.

(6) Dependence on one or a few major customers

        As we are in the development stage of operations, we currently have no customers and dependency on particular customers cannot be anticipated at this time.

(7) Patents and trademarks

        On June 1, 1998, we were assigned the entire worldwide right, title and interest in a preservation technology applicable to, but not limited to platelets (a blood component), red blood cells, heart valves, tissue and organs. This technology concerned all of the discoveries, concepts and ideas whether patentable or not, invented and developed by Messrs. Leonid Babak and Vladimir Serebrennikov, and was in exchange for 877,500 shares of common stock, to each, valued at the time of issuance at $0.0025 per share.

        At the time of assignment of this technology, it was unclear to the Company which aspects, if any, of the technology, might be protectible by patent, both within and without the United States, and which aspects of the technology might be subject to other forms of protection, such as trade secret protection. Since this assignment, the Company has been performing further research and development on the technology assigned, and has filed one patent application and a continuation in part, as described elsewhere herein. The Company anticipates filing additional patents on other aspects of the technology assigned by Messrs. Babak and Serebrennikov as additional inventions are reduced to practice.

        Messrs. Babak and Serebrennikov are employees of the Company and stockholders of the Company. We applied for a U.S. Patent on October 31, 1998, which covers the hardware design of the container, preservation methodologies and processes. A continuation-in-part (CIP) was filed in February of 1999 covering our solutions and other preservation methodologies.

        We filed an international application with the Patent Cooperation Treaty based on our U.S. patent application, designating all countries and regions on October 12, 1999. It is management's and counsel's belief that the patent and its extensions will protect the current core technology and provide the Company with a long-term competitive advantage in the market.

        New processes for preserving platelets were developed by us, which we have proceeded to patent. Although we have advice from legal council that our methods for preserving platelets are patentable, there can be no assurance that the Company will be granted a patent. If such patents are not granted, this could have a material adverse effect on our ability to compete with other companies that have much greater financial and technical resources than we currently possess.

        We purchased the patents for a product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VENEREAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. In the Purchase Agreement for the patents we agreed to pay, and did pay, to the law firm of Flehr, Hohbach, Test and Herbert, $1,375 as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of Common Stock of the Company, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.

(8) Need for any government approval

        The FDA and the European Union ("EU") have regulations for the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

        We believe that all of the products currently in development will require FDA approval prior to marketing. Our initial products are at the prototype development stage and preclinical testing. The Company intends to submit its initial IND/IDE as soon as sufficient preclinical data is obtained. IND refers to an Investigational New Drug Exemption and IDE refers to an Investigational Device Exemption, both of which must be filed with the FDA prior to conducting clinical trials on human subjects. The success completion of clinical trials is the final step toward receiving FDA approval of our product for marketing.

        Our anticipated first product is a device to be utilized by blood centers in the processing and storage of blood platelets. As such, the Company must obtain regulatory approval from the FDA to market the medical device. In addition, because the platelet product (stored in the medical device) is also a regulated product, the Company must also obtain FDA approval for the platelet product to be stored in the Company's device.

        The Company intends to pursue 510(k) approval of its storage device, although there is a possibility that the FDA could determine that an application for a new device may be required. A 510(k) submission will require a showing of "substantial equivalence" to one or more legally marketed devices. Regulatory review of a 510(k) application should take a few months less than that for a new device application. The Company believes that in either case the data required would be approximately the same, preclinical and clinical data demonstrating safety and efficacy.

        In order for the Company to receive FDA 510(k) approval we believe that we will need to show that platelets stored utilizing the Company's device must be equivalent to platelets stored using currently approved methods. We would do these utilizing laboratory tests of platelet function and results of a clinical trial. If the Company determines that it will pursue new claims for platelets stored using its device, more extensive clinical trials would be necessary. We do not expect to pursue new claims initially, even if we believe that some may be supported by our research.

        We currently intend to file our initial IND/IDE in mid-year 2000. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

        Russian regulations governing patents and procedures for ownership of patents have an effect on our Company to the extent that any patentable products or ideas developed through the branch personnel will be the property of the Company as long as the agreement with employees and outside sub-contract personnel stipulate that such inventions shall be assigned to the Company. This is similar to U.S. law. It is our practice to require that all personnel and outside contractors sign such an agreement.

        The assignment of products developed or patents granted prior to any payment by the Company for the development of a product would require approval by the Russian government. Even though Mr. Serebrennikov holds some patents individually which could relate to our technology, we have elected not to purchase these existing patents held by Mr. Serebrennikov because they have become public domain outside of Russia, and because we do not feel that they are important to our business.

(9) Effect of existing or probable governmental regulations on the business.

        As an approved medical device, the Company's storage product must be manufactured according to Quality Systems Regulations ("QSR") and Good Manufacturing Practices ("GMP"). We intend to be in compliance with these regulations during product development. It is our plan to manufacture the company's product devices through contract manufacturers experienced in the FDA regulations and familiar with QSR requirements and whose facilities are in compliance with QSR. We will audit all contract manufacturers to help assure proper compliance. Components of the device are comprised of usual metals, plastics, and electronic parts and should generate no unusual disposal streams.

(10) Estimate of the amount spent on research and development activities

        From inception through December 31, 1999, our accumulated deficit is $1,370,200, of which $300,800 has been a spent on research and development activity

(11) Costs and effects of compliance with environmental laws

        We have not incurred any costs in connection with the compliance with environmental laws. Manufacture of the company's devices is not anticipated to generate any unusual waste other than that typical for metals and plastics fabrication. The device is intended to be used only by facilities that are licensed in the handling of blood and related products. The device itself does not produce additional waste products from its use, other than those already being handled by such facilities. No additional environmental compliance issues are anticipated.

(12) Employees

        The Company presently has sixteen (16) full time employees, 5 in the U.S. and 11 in Russia. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTY.

        The Company owns no real property and has no interest in any real property. We have not yet entered into a lease on facilities in the United States. Our principal address as reported herein is the residence of one of our employees. Although the real estate leasehold market in California is highly competitive, we believe that, as we require facilities in California we will be able to find such available facilities at a reasonable cost.

        We have been conducting platelet experiments at the Sacramento Blood Foundation in Sacramento, California on a contract basis since April of 1999. The experiments are conducted under our direction, but using the Foundation's personnel. There are no long term contracts or commitments. We release a work order authorizing such experiments prior to performing any work or experiments.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not aware of any threatened legal proceedings to which the Company is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Since May 18, 1999, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "HYRB" and "HYRBE". The following table sets forth, for the periods indicated closing prices for the common stock as reported by the OTC Bulletin Board. The following quotations should not be construed to imply that an established trading market exists for the common stock; trading to date has been sporadic.

                                1999        HIGH    LOW
                                ----        ----    ---
                             4th Quarter    1.75   0.75
                             3rd Quarter    2.28   0.59
                             2nd Quarter    1.00   0.25

        The market price for the Company's common stock has historically been volatile. Significant volatility in the market price of shares of the Company's common stock may arise in the future due to factors such as the Company's developing business, historic losses and relatively low price per share. In addition, future announcements concerning the Company or its competitors may have a significant impact on the market price of the common stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, developments concerning proprietary rights, or litigation. As long as there is only a limited public market for the common stock, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and the offering of a significant number of shares of common stock at one time could cause a severe decline in the price of the common stock.

        There are currently approximately 958,200 shares of our common stock which are freely tradable and which are held of record by approximately 17 people. The remaining 5,757,367 shares will become freely tradable in accordance with the requirements of Rule 144, including the shares included in the table below concerning certain recent private placements or sales of restricted securities. Any shares held by an officer or director of the Company, which would otherwise be freely tradable, will be subject to the resale limitations under Rule 144. In general, under Rule 144, as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned shares for at least one year would be entitled to sell, within any three month period, that number of shares that does not exceed the greater of one percent (1%) of the then-outstanding shares of common stock and the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of sale is filed with the Securities and Exchange Commission, provided certain manner of sale and notice requirements and public information requirements are satisfied. In addition, affiliates of the Company must comply with the restrictions and requirements of Rule 144, other than the one-year holding period requirement, in order to sell shares of common stock. As defined in Rule 144, an "affiliate" of an issuer is a person who, directly or indirectly, through the use of one or more intermediaries controls, or is controlled by, or is under common control with, he issuer. Under Rule 144(k), a holder of "restricted securities" who is not deemed an affiliate of the issuer and who has beneficially owned shares for at least two years would be entitled to sell shares under Rule 144(k) without regard to the limitations described in this paragraph.

        The company's common stock is held by 96 individuals as of March 6, 2000. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NADSAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of $6 million for 3 years.

        Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose their investment. The Company's common stock may be deemed to be a "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Company's securities, and may adversely affect the ability of holders of the Company's common stock to resell their shares in the secondary market.

        No dividends have been declared or paid by the Company since inception.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.


(1) Overview

        We have a very limited operating history and have no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

        We have experienced operating losses since our inception. These losses resulted from the significant costs incurred in the development of the technology and the establishment of our research and development facility. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development and in gaining regulatory approval to market our products in the U.S. and abroad.

        During the next 12 months we will continue efforts on prototype development and the generation of preclinical data. It is anticipated that we will submit our first IND/IDE and begin clinical testing of our first product for blood platelet storage. Research will commence on kidney preservation, developing solutions that will operate under sub-zero temperature conditions.

        We anticipate filing a second patent relating to platelet preservation during the next twelve months of operation which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

        We also plan to relocate our current Branch facility in Russia to a more suitable location to accommodate more equipment and personnel, as well as to locate a central administrative facility in the U.S.

(2) Liquidity and capital resources

        Since our inception, we have financed our operations through financing from the founders and private investors, a public offering under Regulation D, Rule 504 and private placements under Regulation D, Rule 505.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. The Company does not anticipate any revenue from operations for the next 2 or 3 years. Therefore, the success of the Company is dependent on funding from private placements. We believe that the net proceeds of a private placement of $3 million in Common Stock currently in process will be sufficient to meet anticipated cash requirements for working capital and capital expenditures for 9 months if the full amount of the offering is raised, although there is no assurance that the full amount will, in fact, be received. In order to continue operations beyond the 9-month period following the completion of this offering, we will seek additional funds through other offerings of debt or equity securities, which could result in additional dilution to stockholders. There is no assurance that financing will be available on terms acceptable to the Company.

        Our operating plan for calendar year 2000 is focused on development of our products. It is our estimate that a cash requirement of $3,288,000 is required to support this plan. The expense estimates total $2,938,000 for operating expenses and $350,000 for capital expenditures. The cost of legal and accounting services associated with the filing of requisite reports under the Securities and Exchange Act of 1934 will be paid out of current stock sales.

(3) Going Concern

        We are in the second year of research and development, with an accumulated loss during the development stage of $1,370,200. As of December 31, 1999 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding, in the future, necessary to complete our intended research and development activities.

        Additionally, if we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage the business and achieve our objectives.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as maybe required, and ultimately to obtain profitability.

        The Report of our Independent Certified Public Accountants contains a paragraph regarding the Company's ability to continue as a going concern.

(4) Development plan

        We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies including experiment design and monitoring. We have not made any payments to Quintiles in the reported periods and are committed to pay only what is expended on a work order basis. We are committed to pay $3,000 of a work order total maximum of $20,000 for developing a detailed strategic development plan for our platelet storage system. The remaining $17,000 will be paid as we authorize additional work from Quintiles.

        As an overall strategy, we intend to limit the system claims and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We believe that this should provide a shorter time to market.

Development Phases

        We have developed a 3-phase development strategy that considers FDA and international approval processes.

-       Phase 1 Platelet Preservation - Solution Only
        The plan starts with a platelet preservation product using the PlexLife solution by itself. A solution development process is underway with the planned outcome of platelets that can be stored under refrigeration for a period greater than 7 days. These platelets are to be strong viable platelets with little or no bacterial growth. Currently the industry stores platelets at ambient temperature for a maximum of 5 days, a FDA imposed limit due to historic bacterial infection of the platelets.

-       Phase 2 Platelet Preservation - Complete PlexLife System
        This phase of development is to result in longer storage times for platelets. The development will combine the use of solutions, sub-zero temperature and high pressure. It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days. This will provide the medical community with a new and economical method for long-term platelet storage thereby reducing the current loss of product.

-       Phase 3 Organs and Heart Valves
        The third phase will incorporate storage of organs and heart valves. This development will involve experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. The development process includes the development of solutions, chambers and cooling methods. As the development experiments are proven to be successful, higher life forms will be involved, until the goal of human organ and heart valve preservation is obtained.

        Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each stage.


(5) Intellectual property

        We consider our intellectual property a key cornerstone and asset of our business. As such, the intellectual property, which consists of applied-for patents, trade secrets, copyrights and know-how will be both developed and protected as a primary goal of the company. We plan to gain wide protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contract and procedure. Information regarding our patents can be found elsewhere in this document under Patents and Trademarks.

(6) Plant and Significant Equipment Requirements

        It is our plan to purchase computer equipment, laboratory equipment and office furniture over the next twelve month. The estimate for these expenditures is $350,000. We do not expect to purchase any plant or significant equipment. Our plan is to rent or lease facilities and any significant equipment necessary during our development stage.

(7) Changes in the Number of Employees

        We anticipate that the growth of the company will require the addition of several employees. We anticipate the number of employees will grow from our present level of 16 employees to as many as 40 employees by the end of the year 2000. The addition of employees will be made on an as required basis.


ITEM 7. FINANCIAL STATEMENTS

        See the Financial Statements listed in Item 13(a), which are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no disagreement between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The names, addresses, ages and respective positions of the current Directors and Officers of HyperBaric Systems are as follows:


Name                                          AGE                POSITION
----                                          ---                --------
Harry Masuda                                  55                 President, Chief Executive
                                                                 Officer, and a Director

Paul Okimoto                                  64                 Chairman of the Board and
                                                                 Executive Vice President

Ardeth Sealy                                  52                 Chief Financial Officer,
                                                                 Secretary
Rocky Umar                                    60                 Vice President, Marketing

Larry Bryant                                  55                 Vice President, Business
                                                                 Development

Dr. David Lucas                               57                 Scientific Director

George Tsukuda                                55                 Director

Leonid Babak                                  50                 Branch Chief of Russian
                                                                 Operations
Vladimir Serebrennikov                        50
                                                                 Technical Director of
                                                                 Research and Development for
                                                                 Preservation Systems

In addition to the officers and directors listed above, the following persons would also be deemed to be promoters and/or control persons of the Company, as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended:

        There is no family relationship between any Director or Executive Officer of the company.

        Set forth below are the names of all Directors and Executive Officers of the Company: Unless otherwise indicated each director serves for one-year terms.

        HARRY MASUDA, age 55, joined the Company on February 26, 1998, as the Chief Executive Officer, President, and a Director of the Company. Mr. Masuda has served as Director of the Company since February 26, 1998. Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University. Mr. Masuda has been president of HyperBaric Systems since February 1998, was a Business Consultant from October 1997 to February 1998, and was President of International Web Exchange from July 1995 to October 1997.

        PAUL OKIMOTO, age 64, joined the Company on February 26, 1998 as Executive Vice President and a Director of the Company. Mr. Okimoto has been Executive Vice President of HyperBaric Systems since February 26, 1998, and was President of Sanhill Systems from 1991 to January 1998.

        ARDETH SEALY, age 52, joined the Company on January 1, 1999, as the Chief Financial Officer and Secretary of the Company. Mr. Sealy was formerly the Vice President of Finance and Administration for several Dynatech Corporation subsidiaries and for Capsco Sales, an electronic component distributor. Mr. Sealy has been Chief Financial Officer for HyperBaric Systems since January 1999, and was a Financial Consultant from November 1995 to December 1998, and VP Finance and Administration for Qualimetrics from 1992 to October 1995.

        ROCKY UMAR, age 60, joined the Company on May 10, 1998, as Vice President of Marketing. Mr. Umar served as Senior Executive for Product Management, Marketing and Sales at Cogar Corporation, and was responsible for acquisitions, marketing and sales, and planning for Singer Company, Business Machines Division. Mr. Umar was also CEO of Witek, Inc. a wireless technology company. Mr. Umar has been Vice President of Marketing for HyperBaric Systems since May 1998, and was an Information Systems Consultant from 1993 to April 1998.

        LARRY BRYANT, age 55, joined the Company on August 9, 1999, as Vice President, Business Development. Mr. Bryant served as Chief Strategic Officer of Surgica, a medical device company, and Chief Strategic Officer and Director of Investor Relations for Intracom. Mr. Bryant has been Vice President, Business Development since August 1999, and was Chief Strategic Officer of Surgica from July 1999 to August 1999 (part time). Mr. Bryant has been Chief Strategic Officer and Director of Investor Relations for Intracom from September 1997 to August 1999. He was a business consultant form January 1995 to September 1997. Mr. Bryant left our company on December 28, 1999.

        DR. DAVID LUCAS, Ph.D., age 57, joined the Company on January 1, 1999, as Scientific Director. Dr. Lucas obtained BA and Ph.D. degrees at Duke University and did postdoctoral work at Harvard Medical Center. His doctoral degree is in Microbiology and Immunology. He was a faculty member at the University of Arizona for 16 years where he taught medical students and graduate students. Previous industry positions were as Director of Research for American Qualex, an immunochemicals company; Vice President of Protein Technology, where he developed veterinary biologic products; Vice President for Research and Technology Transfer at Children's Hospital Oakland; and President of PediaPharm Corporation, a development stage pharmaceutical products company. Dr. Lucas has been Scientific Director for HyperBaric Systems since December 1998, and was President of PediaPharm from 1994 to October 1998, and worked at PdiaPharm part time thereafter.

        GEORGE TSUKUDA, age 55, joined the Company on February 26 1998 as a Director. Mr. Tsukuda was self-employed as a psychotherapist working primarily with children doing play therapy. Since terminating his practice, he has worked full-time on completing his doctoral dissertation in clinical social work through Smith College School of Social Work in Northhampton, Massachusetts. Mr. Tsukuda received his Ph.D. in August of 1998. Mr. Tsukuda was a Freelance Writer from August 1998 to the present, performed Doctoral dissertation research in clinical social work from September 1996 to August, 1998, and was a psychotherapist from 1987 to September, 1996.

        LEONID BABAK, age 50, joined the Company on February 26, 1998, as Branch Chief of Russian Operations. Mr. Babak graduated with a degree in physics and mathematics from Krasnoyarsk State University in Russia. He has held various positions within the University and the Geophysics department for the Metallurgy Ministry. He also was president of Krasnoyarsk Marketing, and a trading company called Sibina TK. Mr. Babak has been Branch Chief, Russian Operations for HyperBaric Systems since February, 1998, was President of Sibina TK from 1997 to February, 1998, and was President of Krasnoyarsk Marketing from 1992 to 1997.

        VLADIMIR SEREBRENNIKOV, age 50 joined the Company on February 26, 1998, as Director, Research and Development of Preservation Systems. He received a degree in physics from Krasnoyarsk State University in Russia and a doctoral degree in physics from the same university, specializing in high hydrostatic pressure research. He taught physics at the same

University for a number of years and published numerous scientific papers related to high-pressure research phenomenon. Dr. Serebrennikov received a number of patents related to high-pressure storage of biological material at low temperatures. Dr. Serebrennikov has been Director, Research and Development of Preservation Systems for HyperBaric Systems since February 1998, and was Doctor and Professor, Krasnoyarsk State University, Physics from 1993 to 1998.

        All Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

        The Board of Directors elects the Officers of the Company. Mr. Bryant left our company on December 28, 1999.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

        Certain directors, officers or beneficial owners of more than 10% of the Company's common stock, including Harry Masuda, YN Faarkaghyn Shiaght Lorne House Trust Limited (Paul Okimoto), Leonid Babak, Vladimir Serebrennikov and Max Tanner, will file Form 5 or basis reports required by Section 16(a) of the Exchange Act soon.

ITEM 10. EXECUTIVE COMPENSATION.

        Our first year of operation ended December 31, 1998. As a start-up company, executive compensation has been limited. No executive officer has received compensation in an amount equal to or in excess of $100,000. Executive officers did not receive any bonus amounts. All non-employee directors of the Company do not receive compensation, but are reimbursed for direct expenses related to their duties.


                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                                        ----------------------
                                              Annual Compensation                           Awards          Payouts
                                              -------------------                           ------          -------
  (a)                (b)              (c)               (d)           (e)            (f)            (g)        (h)          (i)
                                                                     Other        Restricted    Securities
Name and                                                            Annual          Stock       Underlying     LTIP      All Other
Principal                                                        Compensation      Award(s)    Options/SARs  Payouts   Compensation
Position           Year($)         Salary($)           Bonus          ($)            ($)            (#)         ($)         ($)
--------           -------         ---------           -----          ---            ---            ---         ---         ---
H. Masuda           1999           $66,000             $0             $0             N/A            N/A         N/A         N/A
  CEO, Pres.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

    (a)                (b)                          (c)                     (d)          (e)
               Number of Securities       % of Total Options/SARs       Exercise or
             Underlying Options/SARs  Granted to Employees in Fiscal    Base Price    Expiration
    Name           Granted (#)                     Year                   ($/Sh)         Date
    ----           -----------                     ----                   ------         ----
H. Masuda
 CEO, Pres.             0                            0                       0           N/A


AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

  (a)           (b)       (c)                   (d)                              (e)
               Shares
              Acquired              Number of Securities Underlying    Value of Unexercised In-the
                 on       Value       Unexercised Options/SARs at      Money Options/SARs at FY-End
              Exercise   Realized              FY-End (#)                          ($)
Name            (#)        ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
----            ---        ---         -------------------------        -------------------------
H. Masuda                                    No Exercises
CEO, Pres.


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                    Estimated Future Payouts Under
                                                                     Non-Stock Priced-Based Plans
   (a)                (b)                        (c)                 (d)         (e)         (f)
                Number of Shares,
                 Units or Other     Performance or Other Period    Threshold    Target      Maximum
  Name            Rights (#)        Until Maturation or Payout     ($ or #)    ($ or #)    ($ or #)
  ----            ----------        --------------------------     --------    --------    --------
H. Masuda                                    NO AWARDS
CEO, Pres.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the outstanding shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock on December 31,

1999. All of the per share numbers are calculated to include the effect of a split of 1 share into 4 shares, effective July 21, 1998 (the "Split"). The company is in the process of a private placement offering and has included the current effect of such offering on ownership in the following tables.

==========================================================================
PRINCIPAL SHAREHOLDER'S NAME AND   NUMBER OF SHARES    PERCENT OF
ADDRESS                            OWNED(1)            OUTSTANDING SHARES
==========================================================================
Harry Masuda(2)                    921,300(4)          13.7%
1127 Harker Avenue
Palo Alto, CA 94301

YN Faarkaghyn Shiaght Lorne        917,500             13.7%
House Trust Limited(3)
669 35th Street
Richmond, CA 94805

Leonid Babak                       877,500             13.1%
31 Apt. 16 Novaja Zarja St.
Krasnoyarsk, Russia 66028

Vladimir Serebrennikov             877,500             13.1%
1A Apt 53 Academgorodok
Krasnoyarsk, Russia 66036

Max C. Tanner                      700,000             10.4%
2950 E. Flamingo Rd., Suite G
Las Vegas, NV 89121

CEDE & Co.                         376,200              5.6%
P.O. Box 222
Bowling Green Station
New York, NY 10274

--------------------------------------------------------------------------
All Officers and Directors
as a Group (3 persons)             2,012,400(4)        30.0%
--------------------------------------------------------------------------

        (1)     Restricted stock. Reflects July 1998 four for one stock split.

        (2)     An officer and/or director of the Company.


        (3) Paul Okimoto, an officer and director of the Company, acted as Trustee in receiving and forwarding the shares of HyperBaric Systemsto YN Faarkaghyn

                Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd.

        (4) Includes Mr. Masuda's purchase of 2,800 shares on September 8, 1998 and purchase of 1,000 shares on November 10,1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain initial shareholders of the Company were issued an aggregate of 4,371,600 shares of restricted common stock, valued at an aggregate of $78,645. These initial shares of restricted common stock were issued as follows:

SHAREHOLDER                                                 SHARES
-----------                                                 ------
Harry Masuda(1)                                            917,500
YN Faarkaghyn Shiaght Lorne House Trust Limited(2)         917,500
George Tsukuda(3)                                          153,600
Leonid Babak(4)                                            877,500
Vladimir Serebrennikov(5)                                  877,500
Victor Ivashin(6)                                          320,000
Natalia Lazouto(7)                                          88,000
John Webley(8)                                              80,000

                (1) Mr. Masuda, an officer and director of the Company, was issued 877,500 shares, on February 26, 1998, valued at $0.0025 per share, for services rendered in organizing and planning the initial business structure and for his over all business expertise and consultation. Mr. Masuda paid $0.25 per share for additional 40,000 shares, July 18, 1998.

                (2) Paul Okimoto, an officer and director of the Company, acted as Trustee to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi, was issued 877,500 shares on February 26, 1998 valued at $0.0025 per share, for services rendered in organizing meetings with potential business partners and providing business contacts. Mary T. Hernandez, and Betty Yamaguchi, were each issued 20,000 shares, valued at $0.0025 per share, for services rendered, which shares are held in this trust, February 26, 1998, a transfer to the trust was made in September 1998. The permanent

                        Trustee is Ronald Buchannan of Lorne House Management
                        Ltd.

                (3) Mr. Tsukuda, a director of the Company, was issued 60,000 shares, valued at $0.0025 per share on February 26, 1998, for services rendered in organizing meetings with potential business partners and providing general business consultation services. Mr. Tsukuda paid $.25 per share for an additional 60,000 shares, April 6, 1998. For his investment of $15,000, Mr. Tsukuda was issued a warrant to purchase 50,000 shares of restricted common stock of the Company at $0.375 per share, expiring March 24, 2000. He purchased 9,600 shares at a price of $0.25 per share on July 17, 1998 and 64,000 at $0.25 on July 18, 1998.

                (4) Mr. Babak was issued 877,500 shares, valued at $0.0025 per share, February 26, 1998, for the entire worldwide right, title and interest in and to his invention of technology for preserving and transporting biologic and non-biologic material.

                (5) Mr. Serebrennikov was issued 877,500 shares, valued at $0.0025 per share, February 26, 1998, for the entire worldwide right, title and interest in and to his invention of technology for preserving and transporting biologic and non-biologic material.

                (6) Mr. Ivashin was issued 320,000 shares, valued at $0.0025 per share, for technical consultation services rendered, February 26, 1998.

                (7) Ms. Lazouto was issued 88,000 shares, valued at $0.0025 per share, for translation services rendered, February 26, 1998.

                (8) Mr. Webley was issued 80,000 shares, valued at $0.0025 per share, for business consultation services rendered.

        The Company issued the following options to purchase an aggregate of 1,092,500 shares of restricted common stock at an exercise price of $0.01 to $1.62 per share, market value at date of grant, to the following individuals.

OPTION HOLDER         NUMBER OF SHARES     GRANT DATE    EXPIRATION DATE
-------------         ----------------     ----------    ---------------
Rocky Umar (1)            200,000            7/21/98         5/09/03
Luis Toledo(2)            200,000            7/21/98         5/27/03
Ardeth Sealy (1)           40,000            7/21/98         6/15/03
                           50,000           11/27/98        11/26/03
                           60,000            6/25/99         6/24/04
                           40,000           10/29/99         10/1/04
David Lucas                75,000             1/1/99        12/31/03
                           75,000            6/25/99         6/24/04

Eric Slayton               40,000            7/21/98         6/23/03
Vince Yalon                40,000            7/21/98         6/24/03
Mike Strong                40,000            10/1/98         9/30/03
Group of 13 Individuals   232,500         7/21/98 to      7/21/03 to
                                              7/5/99          7/5/04


                (1)     An officer and/or director of the Company.

                (2) Dr. Toledo is an internationally recognized authority on organ transplantation and preservation. He is currently a director of the Michigan Transplant Institute and sits on BioPreserve's Advisory Board as well as the Company's Advisory Board.

        On July 21, 1998, we completed a one into four stock split.

        On July 21, 1998, we issued to Max C. Tanner, counsel to the Company, 600,000 shares at $0.25 per share for services rendered and cash for an aggregate amount of $149,400.

        On May 10, 1998, we entered into an Employment Agreement with Rocky Umar whereby Mr. Umar is employed as the Vice President of Marketing for a minimum term of one year and the Company pays Mr. Umar a salary ranging from $2,000 per month to $10,000 per month, depending upon performance. This Agreement includes the payment by the Company of a commission equal to 1% of sales in excess of $1,500,000 during a consecutive six-month period, not to exceed a $100,000 commission per 12-month period. Mr. Umar has been granted an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, Mr. Umar is eligible for a bonus of up to $5,000 after the first year of employment, for the sole purpose of exercising the stock options.

        On June 1, 1998, we entered into an Employment Agreement with Vladimir Serebrennikov whereby Mr. Serebrennikov is employed as the Technical Director of Preservation Systems for a minimum one-year term. The Company pays Mr. Serebrennikov $400 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones according to the Employment Agreement. On June 1, 1998, the Company also entered into an Agreement of Assignment of Patent and Technology with Mr. Serebrennikov. Mr. Serebrennikov assigned to the Company the entire worldwide right, title and interest in and to Mr. Serebrennikov's technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement on Assignment of Patent and Technology, Mr. Serebrennikov received 877,500 shares, valued at $0.0025 per share, of the Company's restricted common stock, as stated above. The amount which Mr. Serebrennikov was to be paid in these transactions was arrived at by negotiations between Mr. Serebrennikov and Mr. Masuda, President and CEO of our Company.

        On June 1, 1998, we entered into an Employment Agreement with Leonid Babak whereby Mr. Babak is employed as the Branch Chief of Russian Operations for a minimum one-year term. The Company pays Mr. Babak $400 per month, which salary may be adjusted, with a bonus of $5,000 upon the successful completion of project milestones according to the Employment Agreement. On June 1, 1998, the Company also entered into an Agreement of Assignment of Patent and Technology with Mr. Babak. Mr. Babak assigned to the Company the entire worldwide right, title and interest in and to Mr. Babak's technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement on Assignment of Patent and Technology, Mr. Babak received 877,500 shares, valued at $0.0025 per share, of the Company's restricted common stock, as stated above. The amount that Mr. Babak was to be paid in these transactions was arrived at by negotiations between Mr. Babak and Mr. Masuda, President and CEO of our Company.

        On May 28, 1998, we entered into a Consultant Agreement with Dr. Luis Toledo, whereby Dr. Toledo was appointed to the Company's advisory board and is a consultant for a minimum term of one year. Also pursuant to the Agreement, the Company pays Dr. Toledo a commission equal to 5% of all sales within the organ transplant market for a five-year period from the date of the agreement, so long as Dr. Toledo remains a consultant and advisory board member. Such commission is limited to a total of $1,000,000. Further, Dr. Toledo has been granted options to purchase 200,000 shares of restricted common stock of the Company at $.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan. Further, Dr. Toledo is eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member up to the expiration of the stock options for the sole purpose of exercising the stock options.

        On June 24, 1998, we invited Eric Slayton, President of Global Healthcare, to be a member of the advisory board. The Company has granted to Mr. Slayton an option to purchase 40,000 shares of restricted common stock of the Company at $.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan.

        On September 1, 1998 we entered into a purchase agreement with Paul Okimoto, an officer and director of the Company, acquiring all rights to a disposable venereal disease test device called Phemtest, for which Mr. Okimoto owned two patents. The Company paid to the law firm of Flehr, Hohbach, Test and Herbert, $1,375 for the patent maintenance fee, a fee imposed to maintain the patent in good standing and preventing the patent from becoming public domain, This maintenance fee was due immediately upon the transfer of the patent right to the Company. Such maintenance fees become due the fourth, eighth, and twelfth year during the life of the patent. The Company also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. Mr. Okimoto has directed the Company to pay the law firm of Flehr, Hohbach, Test and Herbert the first $16,000 of royalties earned. The $16,000 was for legal expenses incurred in securing the patents. These expenses were incurred from 1985 to 1989. The amounts payable to Mr. Okimoto and the timing and method of such payments resulted from our acceptance of a proposal put forward by Mr. Okimoto

        September 8, 1998, we sold 1,000,000 common shares, raising $239,400 under

Regulation D, Section 504, a public offering. On September 17, 1998, we filed information to conform to Rule 15c2-11(a)(5) of the Securities Exchange Act of 1934, as amended.

        On August 9, 1999, we entered into an employment agreement with Larry Bryant. Mr. Bryant was employed as our Vice President, Business Development for a minimum term of 90 days, until his departure on December 28, 1999. His agreement called for a salary of $1,800 per week.

        From August 1 through October 6, 1999, Mr. Masuda loaned the company $24,200. Mr. Tsukuda has loaned the Company $5,000 during the same period. The loans are due during June 30, 2000, and are scheduled to be re-paid with a 10% annual interest rate. Mr. Tsukuda received a warrant to purchase 2,500 shares of common stock at a price of $1.50; the warrant expires August 31, 2001.

        On October 28, 1999, we entered into an employment agreement with Ardeth Sealy. Mr. Sealy is employed as the Chief Financial Officer and Secretary for a minimum term of one year. Company pays Mr. Sealy a salary ranging from $6,000 per month to $9,200 per month. Mr. Sealy has been granted three options to purchase 150,000 shares of restricted common stock priced at $0.25, $0.50 and $1.62 per share pursuant to a Stock Option Plan. Further, Mr. Sealy is eligible for a bonus of $1,000 after January 1, 2000. Prior to January 1, 1999, Mr. Sealy preformed consulting services to the Company and Mr. Sealy was granted an option to purchase 40,000 shares of restricted common stock priced at $0.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan.

        On January 5, 2000 the Company issued to its legal council one warrant to purchase 10,000 shares of its common stock at an exercise price of $1.50 per share. The warrant shall expire on September 21, 2004. This warrant has been issued to receive favorable payment terms.

        In January 2000, options to purchase 72,000 shares of common stock were exercised resulting in $4,500 of proceeds to the Company. In January 2000, the Company sold 140,200 shares of its common stock, for an aggregate amount of $210,300 and issued 70,100 warrants under the terms of the private placement offering. As of February 1, 2000, this private placement offering had expired and was replaced by a new private placement as discussed below.

        Beginning February 2, 2000, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share. Each two shares have a warrant to purchase an additional share of common stock at $2.50 per share through 2002. During the period from February 2, 2000 through March 6, 2000, 108,430 shares of common stock were sold for an aggregate amount of $162,645 and 54,215 warrants were issued under the terms of this private placement

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) We filed our registration statement Form 10 SB 12g/a on December 8, 1988 as amended on January 25, 2000 which contained all exhibits that would have been filed with this filing.


EXHIBIT NUMBER           DESCRIPTION                                LOCATION
--------------           -----------                                --------
   3(i)         Articles of Incorporation       Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 2.1)

  3(ii)         Bylaws                          Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 2.2)

    4           Instruments defining the        Incorporated by reference to Exhibit to the
                rights of holders, incl.        Registrant's Form 10-SB Registration Statement
                Indentures.                     filed on December 8, 1999 (No. 3)

   4.1          Stock Purchase Agreement for    Incorporated by reference to Exhibit to the
                Founders (Common Stock)         Registrant's Form 10-SB Registration Statement
                February 26, 1998               filed on December 8, 1999 (No. 3.1)

   4.2          Representation Letter for       Incorporated by reference to Exhibit to the
                Founders                        Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.2)

   4.3          Stock Purchase Agreement -      Incorporated by reference to Exhibit to the
                Private Placement               Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.3)

   4.4          Subscription Agreement -        Incorporated by reference to Exhibit to the
                Regulation D, Rule 504          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.4)

   4.5          Subscription Agreement -        Incorporated by reference to Exhibit to the
                Regulation D, Rule 506          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.5)

    9           Voting trust agreement          Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 5) and as
                                                amended January 25, 2000, (No. 9)

    10          Material contracts              Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6) and as
                                                amended January 25, 2000, (No. 10)

   10.1         Assignment of Phemtest Patent   Incorporated by reference to Exhibit to the
                and Technology                  Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.1) and as
                                                amended January 25, 2000, (No. 10.1)

   10.2         Phemtest Patents, US            Incorporated by reference to Exhibit to the
                4,945,921 and US 4,787,158      Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.2) and as
                                                amended January 25, 2000, (No. 10.2)

   10.3         Assignment of Patent and        Incorporated by reference to Exhibit to the
                Technology - Vladimir           Registrant's Form 10-SB Registration Statement
                Serebrennikov                   filed on December 8, 1999 (No. 6.3) and as
                                                amended January 25, 2000, (No. 10.3)

   10.4         Assignment of Patent and        Incorporated by reference to Exhibit to the
                Technology - Leonid Babak       Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.4) and as
                                                amended January 25, 2000, (No. 10.4)

   10.5         Consultant Agreement - Dr.      Incorporated by reference to Exhibit to the
                Luis Toledo                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.5) and as
                                                amended January 25, 2000, (No. 10.5)

   10.6         Employment Contract - R. Umar   Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.6) and as
                                                amended January 25, 2000, (No. 10.6)

   10.7         Employment Contract - L.        Incorporated by reference to Exhibit to the
                Bryant                          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.7) and as
                                                amended January 25, 2000, (No. 10.7)

   10.8         Non-Statutory Incentive Stock   Incorporated by reference to Exhibit to the
                Option Plan                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.8) and as
                                                amended January 25, 2000, (No. 10.8)

   10.9         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Plan                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.9) and as
                                                amended January 25, 2000, (No. 10.9)

  10.10         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - R. Umar,         Registrant's Form 10-SB Registration Statement
                5/10/98                         filed on December 8, 1999 (No. 6.10) and as
                                                amended January 25, 2000, (No. 10.10)

  10.11         Non-Statutory Incentive Stock   Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                7/21/98                         filed on December 8, 1999 (No. 6.11) and as
                                                amended January 25, 2000, (No. 10.11)

  10.12         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                11/27/99                        filed on December 8, 1999 (No. 6.12) and as
                                                amended January 25, 2000, (No. 10.12)

  10.13         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                6/25/99                         filed on December 8, 1999 (No. 6.13) and as
                                                amended

                                                January 25, 2000, (No. 10.13)

  10.14         Indemnification Agreements of   Incorporated by reference to Exhibit to the
                Directors and Officers          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.14 thru 6.19)
                                                and as amended January 25, 2000, (No. 10.14
                                                thru 10.19)

  10.15         Employment Agreement - Leonid   Incorporated by reference to Exhibit to the
                Babak                           Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.20)

  10.16         Employment Agreement -          Incorporated by reference to Exhibit to the
                Vladimir Serebrennikov          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.21)

  10.17         Employment Agreement - Ardeth   Incorporated by reference to Exhibit to the
                Sealy                           Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.21)

  10.18         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option  Grant - A. Sealy,       Registrant's Form 10-SB Registration Statement
                10/1/99                         filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.22)

  10.19         Warrant to Purchase Shares of   Incorporated by reference to Exhibit to the
                Common Stock - The Corporate    Registrant's Form 10-SB Registration Statement
                Law Group                       filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.23)

    11          Statement re: computation of    Incorporated by reference to Part 2, Item 7 of
                per share earnings              this filing


    27          Financial Data Schedule

(b) Reports on Form 8-k, no reports on Form 8-k where filed during the quarter ending December 31, 1999.

                                                              HYPERBARIC SYSTEMS
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                        CONTENTS
================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

FINANCIAL STATEMENTS
      Balance sheet                                                          F-3
      Statements of operations                                               F-4
      Statements of shareholders' equity (deficit)                           F-5
      Statements of cash flows                                               F-6
      Notes to financial statements                                   F-7 - F-25

Report of Independent Certified Public Accounts

The Board of Directors and Shareholders of HyperBaric Systems

We have audited the accompanying balance sheet of HyperBaric Systems (a development stage company referred to as the "Company") as of December 31, 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the period from February 26, 1998 (date of inception) to December 31, 1998. We have also audited the statements of operations, shareholders' equity (deficit) and cash flows for the period from February 26, 1998 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperBaric Systems as of December, 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, for the period from February 26, 1998 (date of inception) to December 31, 1998, and the period from February 26, 1998 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage company with a significant loss to date, a working capital deficiency and a shareholders' deficit. These conditions raise substantial doubts about the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
San Jose, California
February 22, 2000

                                                              HYPERBARIC SYSTEMS
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET
================================================================================

December 31,                                                                   1999
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (Note 9)                                     $    52,100
    Prepaid expenses and other assets                                            3,300
--------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            55,400
PROPERTY AND EQUIPMENT, net (Note 2)                                             3,100
--------------------------------------------------------------------------------------
                                                                           $    58,500
======================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable (Note 5)                                                 $     5,000
    Accounts payable - trade                                                   128,900
    Accrued expenses (Note 3)                                                  104,000
    Shareholder payables (Note 4)                                              113,200
--------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      351,100
--------------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 4, 9 and 10)
SHAREHOLDERS' DEFICIT (Notes 4, 6, 7 and 10):
    Common stock, no par value;                                              1,077,600
      50,000,000 shares authorized;
      6,395,000 shares issued and outstanding
    Deficit accumulated during the development stage                        (1,370,200)
--------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                                                   (292,600)
--------------------------------------------------------------------------------------
                                                                           $    58,500
======================================================================================
                                       See accompanying notes to financial statements.

                                                              HYPERBARIC SYSTEMS
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS
================================================================================

                                                                          Period from February 26, 1998
                                                                               (Date of Inception) to
                                                                         ---------------------------------
                                                         Year Ended
                                                        December 31,        December 31,      December 31,
                                                            1999                1998               1999
----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    General and administrative:
         Stock based compensation (Note 7)               $   296,500        $        --        $   296,500
         Other general and administrative expenses           510,500            163,500            674,000
----------------------------------------------------------------------------------------------------------
    Total general and administrative                         807,000            163,500            970,500
    Research and development                                 212,500             88,300            300,800
    Sales and marketing                                       52,100             20,800             72,900
----------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                       1,071,600            272,600          1,344,200
----------------------------------------------------------------------------------------------------------
OTHER EXPENSE (INCOME):
    Interest income                                             (600)            (1,400)            (2,000)
    Interest expense                                          26,400                 --             26,400
----------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE (INCOME)                                  25,800             (1,400)            24,400
----------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                   1,097,400            271,200          1,368,600
INCOME TAX EXPENSE (NOTE 8)                                      800                800              1,600
----------------------------------------------------------------------------------------------------------
NET LOSS                                                 $(1,098,200)       $  (272,000)       $(1,370,200)
==========================================================================================================
BASIC AND DILUTED LOSS PER SHARE                         $     (0.18)       $     (0.06)
=======================================================================================
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES           6,171,300          4,905,500
    OUTSTANDING
=======================================================================================
                                                           See accompanying notes to financial statements.

                                                              HYPERBARIC SYSTEMS
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                               Deficit
                                                                                             Accumulated
                                                                                             During the
Period from February 26, 1998 (date of                               Common Stock            Development
inception) to December 31, 1999                                Shares           Amount           Stage               Total
=============================================================================================================================
BALANCES, February 26, 1998 (date of inception)                      --       $       --       $        --        $        --
Issuance of common stock in February 1998 for founders'
  services (Note 4)                                           4,058,000           10,200                --             10,200
Issuance of common stock for cash in April, July and
  December 1998 (Note 4)                                        413,600          118,400                --            118,400
Issuance of common stock in September 1998 in REG D
  offering, net of offering cost of $10,600 (Notes 4
  and 6)                                                      1,000,000          239,400                --            239,400
Issuance of common stock in September 1998 for cash
  paid and services, net of offering cost of $149,400
  (Note 4)                                                      600,000              600                --                600
Net loss                                                             --               --          (272,000)          (272,000)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1998                                   6,071,600          368,600          (272,000)            96,600
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock and warrants for cash during
  1999, net of offering costs of $163,100 (Note 6)              287,200          379,500                --            379,500
Exercise of stock options in August 1999 (Note 4)                31,000              400                --                400
Issuance of common stock for services in May and
  December 1999                                                   5,200            7,800                --              7,800
Warrants issued in August and September 1999 in
  connection with debt securities (Notes 4 and 5)                    --           24,800                --             24,800
Stock based compensation relating to options and
  warrants (Note 7)                                                  --          296,500                --            296,500
Net loss                                                             --               --        (1,098,200)        (1,098,200)
-----------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1999                                   6,395,000       $1,077,600       $(1,370,200)       $  (292,000)
=============================================================================================================================
                                                                              See accompanying notes to financial statements.

                                                              HYPERBARIC SYSTEMS
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                                                    For the Period From
                                                                                     February 26, 1998
                                                                 Year Ended         (Date of Inception) to
                                                                December 31,     December 31,     December 31,
                                                                    1999             1998              1999
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(1,098,200)       $(272,000)       $(1,370,200)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
        Stock based compensation                                    296,500               --            296,500
        Professional services rendered in exchange for                7,800           10,200             18,000
        stock
        Depreciation                                                    600               --                600
        Amortization of discount on notes payable                    24,800               --             24,800
               Changes in current assets and liabilities:
           Prepaid expenses and other assets                         (2,300)          (1,000)            (3,300)
           Accounts payable - trade                                 117,400           11,500            128,900
                      Accrued expenses                               97,200            6,800            104,000
           Related party wages and accrued interest                  69,600           12,900             82,500
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                              (486,600)        (231,600)          (718,200)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (2,700)          (1,000)            (3,700)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          379,900          358,400            738,300
    Proceeds from borrowing on notes payable                         64,200               --             64,200
    Principal payments on notes payable                             (28,500)              --            (28,500)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           415,600          358,400            774,000
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (73,700)         125,800             52,100
CASH AND CASH EQUIVALENTS, beginning of period                      125,800               --                 --
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                        $    52,100        $ 125,800        $    52,100
===============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                  $     1,600        $      --        $     1,600
    Cash paid for interest                                      $       200        $      --        $       200
===============================================================================================================
                                                                See accompanying notes to financial statements.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


1.  SUMMARY OF          The Company
    SIGNIFICANT
    ACCOUNTING          HyperBaric Systems (a development stage company referred
    POLICIES            to as the "Company") was incorporated on February 26,
                        1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The
                        Company is in the second year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

                        GOING CONCERN UNCERTAINTY

                        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,098,200 for the year ended December 31, 1999. The Company is in the second year of research and development, with an accumulated loss during the development stage of $1,370,200, a shareholders' deficit of $292,600 and a working capital deficiency of $295,700. As of December 31, 1999, management is uncertain as to the completion date or if the product will be completed at all.

                        These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

                        Management's plan, in this regard, is to complete a private placement of 2,000,000 shares of common stock at $1.50 per share (Note 10). Each two shares will have a warrant to purchase an additional share of common stock at $2.50 per share. The anticipated proceeds to the Company will be $2,640,000, net of offering costs. Management believes this amount will be sufficient to finance the continuing research for the upcoming year. However, there is no assurance that the private placement will be completed.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                        Stock Split

                        On July 21, 1998, the Company completed a four for one stock split. All shares and per share data have been restated to reflect the stock split.

                        Use of Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                        Cash and Cash Equivalents

                        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high quality institutions. At times, such funds may be in excess of the Federal Deposit Insurance Corporation limit of $100,000.

                        Equipment

                        Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on the straight-line method over five years.

                        Research and Development Costs

                        Research and development expenditures are charged to expense as incurred.

                        Income Taxes

                        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        New Accounting Pronouncement

                        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
                        (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                        The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

                        Stock Based Compensation

                        The Company applies Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations in accounting for stock options issued to employees. Under APB Opinion No. 25, employee compensation cost is recognized when the estimated fair value of the underlying stock on date of grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Fair Values of Financial Instruments

                        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                                Cash and cash equivalents:

                                The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

                                Short term debt:

                                The fair value of short-term debt approximates cost because of the short period of time to maturity.

                        Net Loss Per Common Share

                        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. Potential common shares are excluded to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants. For the years ended December 31, 1999 and 1998, options and warrants to purchase 1,325,300 and 205,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Foreign Currency Transactions

                        Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

2.  PROPERTY AND        A summary of property and equipment follows:
    EQUIPMENT

                        December 31,                                   1999
                        --------------------------------------------------------
                        Equipment                                 $      3,700
                        Less: accumulated depreciation                    (600)
                        --------------------------------------------------------
                                                                  $      3,100
                        --------------------------------------------------------

3. ACCRUED EXPENSES     A summary of accrued expenses follows:

                        December 31,                                   1999
                        --------------------------------------------------------
                        Wages payable                             $     81,700
                        Accrued expenses                                22,300
                        --------------------------------------------------------
                                                                  $    104,000
                        --------------------------------------------------------

4.  RELATED PARTY       The Company has entered into various stock purchase
    TRANSACTIONS        agreements and employment contracts with shareholders of
                        the Company. As of December 31, 1999, the following transactions and/or agreements have been consummated:

                        On February 26, 1998, the Company issued 877,500 shares of common stock valued at $0.0025 per share to an officer and director of the Company for services rendered in organizing and planning the initial business structure of the Company and for his overall business expertise and consultation. On July 18, 1998, this officer purchased 40,000 additional shares of common stock for $0.25 per share. This officer purchased 2,800 and 1,000 additional shares in September 1998 and November 1999, respectively.

                        On February 26, 1998, the Company issued 877,500 shares of common stock

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        valued at $0.0025 per share to an officer and director of the Company for services rendered in organizing meetings with potential business partners and providing business contacts.

                        On February 26, 1998, the Company issued 60,000 shares of common stock valued at $0.0025 per share to a director of the Company for services rendered in organizing meetings with potential business partners and providing general business consultation services. On April 6, 1998, this director purchased 60,000 additional shares of common stock for $0.25 per share and was issued a warrant to purchase 50,000 shares of restricted common stock at $0.375 through March 24, 2000. In July 1998, this director purchased 73,600 additional shares of common stock for $0.25 per share and was issued an option to purchase 20,000 shares of common stock at $0.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan. In May 1999, this director purchased 3,000 additional shares of common stock for $1.50 per share. In August 1999, this director exercised the vested portion of his stock option and purchased 6,000 shares of common stock.

                        On February 26, 1998, the Company issued 488,000 shares of common stock valued at $0.0025 per share to three consultants for technical, translation and business consultation services rendered.

                        On May 10, 1998, the Company entered into an Employment Agreement with Rocky Umar, as the Vice President of Marketing for a minimum term of one year and whereby he receives a salary ranging from $2,000 per month to $10,000 per month, depending upon performance and the possibility of a commission equal to 1% of sales under Mr. Umar's management that exceeds $1,500,000 for a consecutive six-month period, not to exceed a $100,000 commission per 12-month period. Mr. Umar has been granted an option to purchase 200,000 shares of common stock at $0.025 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, Mr. Umar is eligible for a bonus of up to $5,000 after the first year of employment up to the expiration of the stock options.

                        On May 28, 1998, the Company entered into a Consulting Agreement whereby Dr. Luis Toledo was appointed to the Company's advisory board. Under the Consulting Agreement the Company pays Dr. Toledo a commission equal to 5% of all sales within the organ transplant market for the lessor of a five year period from the date of the agreement, or as long as Dr. Toledo remains a consultant and

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        advisory board member. Such commission is limited to a total of $1,000,000. Further, Dr. Toledo, a participant in the Company's Non-Statutory Incentive Stock Option Plan, has been granted options to purchase 200,000 shares of common stock of the Company at $0.025 per share. In addition, Dr. Toledo is eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member.

                        On June 1, 1998, the Company entered into an Agreement of Assignment of Patent and Technology with Leonid Babak and Vladimir Serebrennikov whereby these individuals assigned to the Company the entire worldwide right, title and interest in and to their invention of technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement on Assignment of Patent and Technology, each individual received 877,500 shares of the Company's common stock with an ascribed value of $2,200, determined at the time of issuance on February 26, 1998 at $0.0025 per share which has been expensed as research and development.

                        On June 1, 1998, the Company entered an Employment Agreement with Leonid Babak, a shareholder, whereby Mr. Babak is employed as the Branch Chief of Russian Operations for an indefinite term and receives base compensation of $400 a month, which salary may be adjusted and be eligible for a performance based bonus of $5,000 per year.

                        On June 1, 1998, the Company also entered into a separate Employment Agreement with Vladimir Serebrennikov, a shareholder, whereby Mr. Serebrennikov is employed as the Technical Director of Preservation Systems for an indefinite term and the Company pays Mr. Serebrennikov $400 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of the Phase I within the agreed upon time frame.

                        On June 24, 1998, the Company appointed Eric Slayton, President of Global Healthcare, to be a member of the advisory board. The Company granted to Mr. Slayton an option to purchase 40,000 shares of common stock of the Company at $0.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan.

                        On September 1, 1998, The Company entered into a purchase agreement with Paul

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Okimoto, an officer and director of the Company, acquiring all rights to a disposable venereal disease test device called Phemtest, for which Mr. Okimoto owned the patent. The Company paid to the law firm of Flehr, Hohbach, Test and Herbert, $1,375 for the patent maintenance fee, and has also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years.

                        In September 1998, the Company issued 600,000 shares of common stock to its legal counsel at their fair market value of $0.25 per share for services rendered in connection with a private placement (Note 6) and $600 cash for an aggregate value of $150,000. Since the services related to the offering, the $149,400 cost has been recorded as a cost of the offering. There was no effect on operations.

                        The Company entered into an employment agreement with David Lucas on January 1, 1999, whereby Mr. Lucas as Scientific Director oversees the research and development efforts of the Company. The Company pays Mr. Lucas $3,000 per month.

                        On October 28, 1999, the Company entered into an employment agreement with the Chief Financial Officer and Secretary for a minimum term of one year. The compensation will range from $6,000 to $9,200 per month. In addition, he has been granted three options to purchase 150,000 shares of restricted common stock at $0.25, $0.50 and $1.62 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, he is eligible for a bonus of $1,000 after January 1, 2000.

                        On November 20, 1999, the company entered into a consulting agreement for receiving market information, technical contracts and business and investor contracts. In consideration, the Company issued warrants to purchase up to 800,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on June 30, 2000.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Shareholder payables at December 31, 1999 consist of the following:

                                                                          AMOUNT
                        --------------------------------------------------------
                        Wages payable to shareholder employees     $      81,300
                        Notes payable (1)                                 30,700
                        Accrued interest and other                         1,200
                        --------------------------------------------------------
                                                                   $     113,200
                        --------------------------------------------------------

                        (1) These notes payable, which bear interest at 10% and
                            are unsecured, were originally due in November 1999 but were extended to June 30, 2000. Of the balance outstanding at December 31, 1999, $24,200 is due to an officer and principal shareholder of the Company. The remaining $6,500 is payable to two shareholders who originally loaned the Company $10,000 and were granted warrants to purchase 5,000 shares of the Company's common stock at $1.50 per share through August 2001. The fair value of the warrants as computed using the Black-Scholes option pricing model was $5,500 (Note 7), which was recorded as a discount on the notes payable. This discount has been fully amortized as of December 31, 1999.

5.  NOTES PAYABLE       During August and September 1999, two unrelated parties
                        advanced a total of $30,000 to the Company under the terms of three unsecured notes bearing interest at 10% and payable in 90 days. These lenders were also granted two-year warrants to purchase 15,000 shares of the Company's common stock at $1.50 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $19,300 (Note 7), which was recorded as a discount on the notes payable.
                        This discount has been fully amortized as of December
                        31, 1999. The $5,000 outstanding balance of the remaining notes payable as of December 31, 1999 was extended to a January 31, 2000 maturity date. On
                        February 1, 2000, the note and unpaid accrued interest was repaid in full.

6.  COMMON STOCK        The Company undertook an offering, under Regulation D,
                        Rule 504 pursuant to which it sold 1,000,000 shares of common stock at $0.25 per share to raise $250,000 via an Offering Memorandum dated August 15, 1998 (the
                        "Offering"). The Offering commenced on August 15, 1998 and terminated on September 4, 1998. The transfer of 42,800 of the 1,000,000 shares is limited under the provisions of Rule 144(e) because these shares were issued to affiliates or control persons and are therefore control stock. The remaining 957,200 of the 1,000,000 shares were issued to non-affiliates and are therefore free trading (Note 4).

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities Exchange Commission (the "SEC") on September 9, 1998.

                        On June 21, 1999, the shareholders approved an increase in the authorized number of shares of common stock from 10,000,000 to 50,000,000 shares.

                        Beginning on September 22, 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share. Each two shares had a warrant to purchase an additional share of common stock at $2.50 per share through 2002. During the year ended December 31, 1999, 225,400 shares of common stock were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $1.50 per share. As discussed in Note 10, the Company sold an additional 140,200 shares of common stock in January 2000 under the terms of this private placement which expired on February 1, 2000.

                        In May and December 1999, the Company issued 5,200 shares valued at $1.50 per share to two unrelated parties for services rendered.

7.  STOCK OPTION        The Company adopted the following plans during 1998:
    PLANS AND WARRANTS
                        Statutory Incentive Stock Option Plan

                        The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 1999, 600,000 options have been authorized.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                          A summary of the status of this plan as of December 31, 1999, and changes during the period from February 26, 1998 (date of inception) to December 31, 1999 is presented in the following table:

                                                                         Weighted
                                                Shares                    Average
                                              Available       Options    Exercise
                                              for Grant     Outstanding   Price
                                              ----------------------------------
    Authorized, February 26, 1998 (date
     of inception)                             600,000             --      $  --
    Granted                                   (250,000)       250,000       0.07
    ----------------------------------------------------------------------------
    Balance, December 31, 1998                 350,000        250,000       0.07
    Granted                                   (325,000)       325,000       0.58
    Forfeited                                   75,000        (75,000)      0.50
    ----------------------------------------------------------------------------
    Balance, December 31, 1999                 100,000        500,000      $0.34
    ----------------------------------------------------------------------------

                        The weighted-average fair value of statutory stock options granted during 1999 and 1998 was $0.48 and $0.01, respectively.

                        The following table summarizes information about statutory stock options outstanding as of December 31, 1999:

                         Options Outstanding               Options Exercisable
                -----------------------------------------------------------------
                                                         Weighted
                   Number       Average      Weighted      Number       Weighted
Range of        Outstanding    Remaining     Average     Exercisable     Average
Exercise           as of      Contractual    Exercise       as of        Exercise
Prices           12/31/99        Life         Price       12/31/99        Price
=================================================================================
$0.025           200,000      3.4 years     $    0.025      88,000     $     0.03
$0.25-$0.50      260,000      2.3 years     $     0.38      37,500     $     0.25
$1.62             40,000      4.8 years     $     1.62          --     $       --
---------------------------------------------------------------------------------
                 500,000                    $     0.34     125,500     $     0.09
=================================================================================

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                        The following table summarizes information about statutory stock options granted during the year ended December 31, 1999:

                            Exercise
                          Price Equals,
                          Exceeds or is
              Number of    Less Than      Weighted-      Range         Weighted-
               Options    Mkt. Price of   Average         of           Average
               Granted      Stock on      Exercise      Exercise         Fair
             During 1999   Grant Date      Price        prices          Value
             -------------------------------------------------------------------
              75,000         Equals     $     0.50     $0.25-0.50     $     0.09
                  --        Exceeds     $       --     $       --     $       --
             250,000      Less Than     $     0.60     $0.25-1.62     $     0.59
             -------------------------------------------------------------------
             325,000                    $     0.58                    $     0.48
             ===================================================================

                        Compensation expense under APB No. 25 relating to statutory options that became exercisable in 1999 and 1998 was $5,600 and $0, respectively.

                        Employees may exercise their options to purchase his or her shares according to the following schedule:

                                                 Rocky Umar           All others
                                                 ----------           ----------
                        at inception                 20%                   --
                        after 1st year               24%                  30%
                        after 2nd year               32%                  30%
                        after 3rd year               24%                  40%

                        Non-Statutory Incentive Stock Option Plan

                        The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 1999, 2,000,000 options have been authorized.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        A summary of the status of this plan as of December 31, 1999, and changes during the period from February 26, 1998 (date of inception) to December 31, 1999 is presented in the following table:

                                                                         Weighted
                                             Shares                      Average
                                             Available      Options      Exercise
                                             for Grant      Outstanding   Price
                                             -----------------------------------
   Authorized, February 26, 1998, (date
   of inception)                             2,000,000      $      --      $  --
   Granted                                    (800,000)       800,000       0.24
   -----------------------------------------------------------------------------
   Balance, December 31, 1998                1,200,000        800,000       0.24
   Granted                                    (142,500)       142,500       0.32
   Exercised                                        --        (31,000)      0.01
   Forfeited                                   350,000       (350,000)      0.50
   -----------------------------------------------------------------------------
   Balance, December 31, 1999                1,407,500        561,500       0.12
   =============================================================================

                        The weighted-average fair value of non-statutory stock options granted during 1999 and 1998 was $0.25 and $0.03, respectively.

                        The following table summarizes information about non-statutory stock options outstanding as of December 31, 1998:

                         Options Outstanding                 Options Exercisable
                              Weighted
                  Number       Average       Weighted      Number       Weighted
Range of       Outstanding    Remaining      Average    Exercisable     Average
Exercise          as of      Contractual     Exercise      as of        Exercise
Prices          12/31/99        Life          Price       12/31/99       Price
=================================================================================
$0.01-$0.025     381,500      3.5 years     $     0.03     143,500     $     0.03
$0.10-$0.25      105,000      4.1 years     $     0.18      13,500     $     0.03
$       0.50      75,000      4.1 years     $     0.50          --     $       --
=================================================================================
                 561,500                    $     0.12     157,000     $     0.03
=================================================================================

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 1999 and 1998; no dividend yield; expected volatility of 33% and 0.001%; risk free interest rates of 4.6% and 4.7%; and expected lives of 2.6 years for all plan options.

                        The following table summarizes information about non-statutory stock options granted during the year ended December 31, 1999:

                                     Exercise price
                                         Equals,
                         Number of   Exceeds or is    Weighted-                     Weighted-
                          Options    Less Than Mkt.    Average       Range of        Average
                          Granted    Price of Stock    Exercise      Exercise         Fair
                        During 1999  on Grant Date      Price         Prices          Value
                        ---------------------------------------------------------------------
                          75,000         Equals       $    0.50      $    0.50      $    0.06
                              --        Exceeds       $      --      $      --      $      --
                          67,500      Less Than       $    0.12      $0.01-0.25     $    0.47
                        ---------------------------------------------------------------------
                         142,500                      $    0.32                     $    0.25
                        =====================================================================

                        Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 1999 and 1998 was $10,800 and $0, respectively.

                        Stock Purchase Warrants

                        In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 1999:

                                                              Warrants       Weighted Average
                                                            Outstanding       Exercise Price
                        ---------------------------------------------------------------------
                        Balance, February 26, 1998 (date
                            of inception)                          --           $      --
                        Granted                               100,000           $    0.38
                        ---------------------------------------------------------------------
                        Balance, December 31, 1998            100,000           $    0.38
                        Granted                               942,800           $    1.62
                        ---------------------------------------------------------------------
                        Balance, December 31, 1999          1,042,800           $    1.50
                        =====================================================================

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        The weighted average fair value of warrants granted during 1999 and 1998 was $0.44 and $0.00, respectively.

                        The following table summarizes information about warrants outstanding at December 31, 1999:

                               Number         Weighted Average        Number
                        Outstanding as of        Remaining        Exercisable as
      Exercise Price         12-31-99         Contractual Life       12/31/99
      -------------------------------------------------------------------------
      $       0.375           100,000             0.5 years           100,000
      $       1.50            830,000             0.6 years           830,000
      $       2.50            112,800               2 years           112,800
      -------------------------------------------------------------------------
                            1,042,800                               1,042,800
      =========================================================================

                        The following table summarizes information about warrants granted during the year ended December 31, 1999:

                      Exercise Price
                          Equals,
         Number of     Exceeds or is     Weighted-
         Warrants     Less Than Mkt.     Average          Range of     Weighted-
         Granted      Price of Stock     Exercise         Exercise      Average
        During 1999   on Grant Date       Price            Prices      Fair Value
        ------------------------------------------------------------------------
             --           Equals         $    --        $         --    $     --
        912,800          Exceeds         $  1.62        $  1.50-2.50    $   0.41
         30,000        Less Than         $  1.50        $       1.50    $   1.37
        ------------------------------------------------------------------------
        942,800                          $  1.62                        $   0.44
        ========================================================================

                        The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 1999 and 1998; no dividend yield; expected volatility of 157% and 0.001%; risk free interest rates of 5.3% and 5.16%; and expected lives of 0.77 and 1.5 years. Compensation expense relating to warrants granted for services in 1999 and 1998 was $280,100 and $0. In addition, a $24,800 discount on notes payable (Notes 4 and 5) and stock offering costs totaling $111,800 were recorded in 1999 relating to warrants granted in connection with various debt and equity transactions.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Pro Forma Information

                        SFAS No. 123 requires the company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's statutory stock option plan had been determined in accordance with the fair market value based method prescribed in SFAS No.
                        123. The Company estimates the fair market value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yielded; expected volatility of 66% and 0.001%; risk-free interest rates of 4.6% and 5.0%; and expected lives of 4.8 and 4.2 years.

                        Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                        Year ending December 31,              1999      1998
                        --------------------------------------------------------
                        Net loss:
                             As reported                  $(1,098,200) $(272,000)
                        --------------------------------------------------------
                             Pro forma                    $(1,099,600) $(272,200)
                        --------------------------------------------------------
                        Basic and diluted loss per share:
                             As reported                  $     (0.18) $   (0.06)
                        --------------------------------------------------------
                             Pro forma                    $     (0.18) $   (0.06)
                        ========================================================

8.  INCOME TAXES        Income tax expense for the year ended December 31, 1999
                        and the period from February 26, 1998 (Inception) to December 31, 1998, comprise:

                        1999                         Current    Deferred   Total
                        --------------------------------------------------------
                        Federal                       $ --       $ --       $ --

                        State                          800         --        800
                        --------------------------------------------------------
                                                      $800       $ --       $800
                        ========================================================

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        1998                         Current   Deferred    Total
                        --------------------------------------------------------
                        Federal                       $ --       $ --       $ --

                        State                          800         --        800
                        --------------------------------------------------------
                                                      $800       $ --       $800
                        ========================================================

                        The following summarizes the difference between the income tax (benefit) expense and the amount computed by applying the federal income tax 34% and the state tax rate of 8.84% (5.83%, net of federal tax benefit) to loss before income taxes:

                                                           1999         1998
                        ========================================================
                        Federal income tax benefit at
                          statutory rate                $(373,100)    $ (92,500)
                        State income tax benefit, net
                          of federal tax effect           (64,000)      (15,900)
                        Tax credits                        (8,400)           --
                        Compensation relating to
                          stock options and warrants      131,100            --
                        Tax benefit from losses not
                          recognized and other            315,200       109,200
                        --------------------------------------------------------
                        INCOME TAX EXPENSE              $     800     $     800
                        ========================================================

                        As of December 31, 1999, the Company had net operating loss carryforwards of approximately $1,038,000 for both federal and state income tax purposes to offset future taxable income, if any, through the year 2018. In addition, the company has research and development tax credits of approximately $6,500 and $5,000 for federal and state income tax purposes, respectively.

                        Deferred income taxes result primarily from differences in the treatment of depreciation, state income taxes, and net operating loss carryforwards, for book and tax purposes. As of December 31, 1999, a 100% valuation allowance was provided for the gross deferred tax asset as management could not determine whether its realization was more likely than not.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        Deferred tax assets comprise the following:


                        December 31,                                    1999
                        ========================================================
                        Tax benefit from NOL carryforwards          $    413,400
                        Credits not currently deductible                  11,500
                        --------------------------------------------------------
                        Gross deferred tax assets                        424,900
                        Valuation allowances                            (424,900)
                        --------------------------------------------------------

                        NET DEFERRED TAX ASSETS                     $        --
                        ========================================================

                        For the year ended December 31, 1999 and the period ended December 31, 1998, the Company's valuation allowance on deferred tax assets increased $315,200 and $109,700, respectively.

9. CONCENTRATIONS       Financial instruments, which potentially subject the
                        Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions.

                        The Company's research facility is located in Krashoyarsk, Russia. At December 31, 1999, $10,900 of the Company's assets related to this facility. Total operating expenses incurred at this facility in 1999 and 1998 were $167,100 and $90,500, respectively.

10. SUBSEQUENT          On January 2, 2000 the Company entered into a promotion
    EVENTS              agreement with a company to produce a thirty-minute
                        television documentary that will be aired nationally.
                        The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years. In consideration for this production the Company shall pay $45,000 and grant a warrant to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrant will expire on January 2, 2010. In addition, the Company has issued stock options, under the Company's Non-Statutory Incentive Stock Option
                        Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services. The vesting of these options has not been determined at this time.

                                                              HYPERBARIC SYSTEMS

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                        On January 5, 2000 the Company issued to its legal council one warrant to purchase 10,000 shares of its common stock at an exercise price of $1.50 per share. The warrant shall expire on September 21, 2004.

                        In January 2000, options to purchase 72,000 shares of common stock were exercised resulting in $4,500 of proceeds to the Company.

                        In January 2000, the Company sold 140,200 shares of its common stock, for an aggregate amount of $210,300 and issued 70,100 warrants under the terms of the private placement offering discussed in Note 6. As of February 1, 2000, this private placement offering had expired and was replaced by a new private placement as discussed below.

                        Beginning February 2, 2000, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share. Each two shares have a warrant to purchase an additional share of common stock at $2.50 per share through 2002. During the period from February 2, 2000 through February 22, 2000, 64,900 shares of common stock were sold and 32,500 warrants were issued under the terms of this private placement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HyperBaric Systems
                                  (Registrant)

                                  By: /s/ Paul Okimoto
                                  -------------------------------
                                  Name: Paul Okimoto
                                  -------------------------------
                                  Title: Chairman of the Board
                                  -------------------------------
                                  Date: March 23, 2000
                                  -------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  By: /s/ Harry Masuda
                                  -------------------------------
                                  Name: Harry Masuda
                                  -------------------------------
                                  Title: Chief Executive Officer, President
                                  -----------------------------------------
                                  Date: March 23, 2000
                                  -------------------------------

                                  By: /s/ Ardeth N. Sealy
                                  -------------------------------
                                  Name: Ardeth N. Sealy
                                  -------------------------------
                                  Title: Chief Financial Officer, Secretary
                                  -----------------------------------------
                                  Date: March 23, 2000
                                  -------------------------------

                                  By: /s/ George Tsukuda
                                  -------------------------------
                                  Name: George Tsukuda
                                  -------------------------------
                                  Title: Director
                                  -------------------------------
                                  Date: March 23, 2000
                                  -------------------------------

                                 EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION                                LOCATION
--------------           -----------                                --------
   3(i)         Articles of Incorporation       Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 2.1)

  3(ii)         Bylaws                          Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 2.2)

    4           Instruments defining the        Incorporated by reference to Exhibit to the
                rights of holders, incl.        Registrant's Form 10-SB Registration Statement
                Indentures.                     filed on December 8, 1999 (No. 3)

   4.1          Stock Purchase Agreement for    Incorporated by reference to Exhibit to the
                Founders (Common Stock)         Registrant's Form 10-SB Registration Statement
                February 26, 1998               filed on December 8, 1999 (No. 3.1)

   4.2          Representation Letter for       Incorporated by reference to Exhibit to the
                Founders                        Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.2)

   4.3          Stock Purchase Agreement -      Incorporated by reference to Exhibit to the
                Private Placement               Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.3)

   4.4          Subscription Agreement -        Incorporated by reference to Exhibit to the
                Regulation D, Rule 504          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.4)

   4.5          Subscription Agreement -        Incorporated by reference to Exhibit to the
                Regulation D, Rule 506          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 3.5)

    9           Voting trust agreement          Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 5) and as
                                                amended January 25, 2000, (No. 9)

    10          Material contracts              Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6) and as
                                                amended January 25, 2000, (No. 10)

   10.1         Assignment of Phemtest Patent   Incorporated by reference to Exhibit to the
                and Technology                  Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.1) and as
                                                amended January 25, 2000, (No. 10.1)

   10.2         Phemtest Patents, US            Incorporated by reference to Exhibit to the
                4,945,921 and US 4,787,158      Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.2) and as
                                                amended January 25, 2000, (No. 10.2)

   10.3         Assignment of Patent and        Incorporated by reference to Exhibit to the
                Technology - Vladimir           Registrant's Form 10-SB Registration Statement
                Serebrennikov                   filed on December 8, 1999 (No. 6.3) and as
                                                amended January 25, 2000, (No. 10.3)

   10.4         Assignment of Patent and        Incorporated by reference to Exhibit to the
                Technology - Leonid Babak       Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.4) and as
                                                amended January 25, 2000, (No. 10.4)

   10.5         Consultant Agreement - Dr.      Incorporated by reference to Exhibit to the
                Luis Toledo                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.5) and as
                                                amended January 25, 2000, (No. 10.5)

   10.6         Employment Contract - R. Umar   Incorporated by reference to Exhibit to the
                                                Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.6) and as
                                                amended January 25, 2000, (No. 10.6)

   10.7         Employment Contract - L.        Incorporated by reference to Exhibit to the
                Bryant                          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.7) and as
                                                amended January 25, 2000, (No. 10.7)

   10.8         Non-Statutory Incentive Stock   Incorporated by reference to Exhibit to the
                Option Plan                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.8) and as
                                                amended January 25, 2000, (No. 10.8)

   10.9         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Plan                     Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.9) and as
                                                amended January 25, 2000, (No. 10.9)

  10.10         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - R. Umar,         Registrant's Form 10-SB Registration Statement
                5/10/98                         filed on December 8, 1999 (No. 6.10) and as
                                                amended January 25, 2000, (No. 10.10)

  10.11         Non-Statutory Incentive Stock   Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                7/21/98                         filed on December 8, 1999 (No. 6.11) and as
                                                amended January 25, 2000, (No. 10.11)

  10.12         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                11/27/99                        filed on December 8, 1999 (No. 6.12) and as
                                                amended January 25, 2000, (No. 10.12)

  10.13         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option Grant - A. Sealy,        Registrant's Form 10-SB Registration Statement
                6/25/99                         filed on December 8, 1999 (No. 6.13) and as
                                                amended

                                                January 25, 2000, (No. 10.13)

  10.14         Indemnification Agreements of   Incorporated by reference to Exhibit to the
                Directors and Officers          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 (No. 6.14 thru 6.19)
                                                and as amended January 25, 2000, (No. 10.14
                                                thru 10.19)

  10.15         Employment Agreement - Leonid   Incorporated by reference to Exhibit to the
                Babak                           Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.20)

  10.16         Employment Agreement -          Incorporated by reference to Exhibit to the
                Vladimir Serebrennikov          Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.21)

  10.17         Employment Agreement - Ardeth   Incorporated by reference to Exhibit to the
                Sealy                           Registrant's Form 10-SB Registration Statement
                                                filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.21)

  10.18         Statutory Incentive Stock       Incorporated by reference to Exhibit to the
                Option  Grant - A. Sealy,       Registrant's Form 10-SB Registration Statement
                10/1/99                         filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.22)

  10.19         Warrant to Purchase Shares of   Incorporated by reference to Exhibit to the
                Common Stock - The Corporate    Registrant's Form 10-SB Registration Statement
                Law Group                       filed on December 8, 1999 and as amended
                                                January 25, 2000, (No. 10.23)

    11          Statement re: computation of    Incorporated by reference to Part 2, Item 7 of
                per share earnings              this filing


    27          Financial Data Schedule