Form 10QSB
period 2000-03-31
HYPERBARIC SYSTEMS
filed 2000-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NO. 0-28413


HYPERBARIC SYSTEMS
Exact name of small business issuer as specified in its charter)


CALIFORNIA                                          77-048106
(State or other jurisdiction of        (I.R.S. Employer Identification  No.)
 incorporation or organization)


1127 HARKER AVENUE
PALO ALTO, CALIFORNIA 94301
(Address of principal executive offices)

650-323-0943
(Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At April 24, 2000, the registrant had outstanding 6,810,894 shares of common stock, no par value.

     Transitional Small Business disclosure format: Yes     No   X




                          HYPERBARIC SYSTEMS

                          TABLE OF CONTENTS

                                                                     PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        BALANCE SHEETS - as of March 31, 2000
        (unaudited) and December 31, 1999                              3

        STATEMENTS OF OPERATIONS (unaudited) -- For the
        Three Month Periods Ended March 31, 2000 and 1999,
        and the Period from February 26, 1998 (Commencement
        of Operations) through March 31, 2000                          4

        STATEMENTS OF CASH FLOWS (unaudited) -- For the
        Three Month Periods Ended March 31, 2000 and 1999,
        and the Period from February 26, 1998 (Commencement
        of Operations) through March 31, 2000                          5

        NOTES TO UNAUDITED FINANCIAL STATEMENTS                        6

        ITEM 2.  MANAGEMENT'S PLAN OF OPERATION                        8


PART II - OTHER INFORMATION                                           10

SIGNATURES                                                            12


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HYPERBARIC SYSTEMS
                      (a development stage company)

                              BALANCE SHEETS

                                         March 31, 2000      December 31, 1999
                                          (Unaudited)

Assets
  Current Assets:
    Cash and cash equivalents              $    40,900         $    52,100
    Prepaid expenses and other assets            1,800               3,300
  Total Current Assets                          42,700              55,400
  Property and Equipment, net                    9,000               3,100
                                           $    51,700         $    58,500


Liabilities and Shareholders' Deficit
  Current Liabilities:
    Notes payable                          $         -         $     5,000
    Accounts payable - trade                   134,000             128,900
    Accrued expenses -trade                     66,600             104,000
    Shareholder payables                       104,000             113,200
  Total Current Liabilities                    304,600             351,100
Commitments and Contingencies
Shareholders' Deficit:
    Common stock, no par value;
     50,000,000 shares authorized;
     6,772,200 and 6,395 000 shares
     issued and outstanding at March
     31, 2000 and December 31, 1999          1,697,900           1,077,600
    Deficit accumulated during the
     development stage                      (1,950,800)         (1,370,200)
  Total Shareholders' Deficit                 (252,900)           (292,600)
                                           $    51,700         $    58,500

             See accompanying notes to unaudited financial statements.



                              HYPERBARIC SYSTEMS.
                        (a development stage company)

                           STATEMENTS OF OPERATIONS
                                 (unaudited)


						           February 26, 1998
                               Three Months Ended          (Inception)
                                    March 31,              Through
                                 2000            1999      March 31, 2000

Operating Expenses:
  General and administrative:
    Stock based compensation  $   233,800   $     6,100       $   530,300
    Other general and
    administrative expenses       261,200        73,400           935,200
  Total general and
   administrative                 495,000        79,500         1,465,500
  Research and development         66,300        49,200           367,100
  Sales and marketing              19,100        13,000            92,000
Loss From Operations              580,400       141,700         1,924,600
Other Expense (Income):
  Interest income                    (400)         (400)           (2,400)
  Interest expense                    600            --            27,000
Total Other Expense (Income)          200          (400)           24,600
Loss Before Income Taxes          580,600       141,300         1,949,200
Income Tax Expense                     --           800             1,600
Net Loss                      $  (580,600)  $  (142,100)      $(1,950,800)
Basic and Diluted
 Loss Per Share               $     (0.09)  $     (0.02)
Basic and Diluted
 Weighted Average Common
 Shares Outstanding             6,459,200     6,092,000


For the three months ended March 31, 2000 and 1999, options and warrants to purchased 2,579,900 and 950,000 shares of common stock, respectively, were excluded from the computations of diluted earnings per share since their effect would be antidilutive.

See accompanying notes to unaudited financial statements.


			         HYPERBARIC SYSTEMS.
			    (a development stage company)

	       		       STATEMENTS OF CASH FLOWS
	       		             (unaudited)

                                                            February 26, 1998
                                Three Months Ended          (Inception)
                                     March 31,              Through
                               2000            1999         March 31, 2000

Cash Flows From
Operating Activities:
Net loss                    $  (580,600)  $  (142,100)      $ (1,950,800)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
  Stock based compensation        233,800       6,100            530,300
  Professional services
    rendered in exchange
    for stock                          --          --             18,000
  Depreciation                        200          --                800
  Amortization of discount
    on notes payable                   --          --             24,800
  Changes in current assets
    and liabilities:
  Prepaid expenses and
    other assets                    1,500      (1,000)            (1,800)
  Accounts payable - trade          5,100      (6,600)           134,000
  Accrued expenses                (37,400)     17,200             66,600
  Related party wages and
    accrued interest               (2,700)    (11,100)            79,800
Net Cash Used In Operating
  Activities                     (380,100)   (137,500)        (1,098,300)
Cash Flows From Investing
  Activities:
Purchase of property and
  equipment                        (6,100)         --             (9,800)
Cash Flows From Financing
  Activities:
    Proceeds from issuance of
     common stock                  386,500      63,100          1,124,800
    Proceeds from borrowing on
     notes payable                      --          --             64,200
    Principal payments on notes
     payable                       (11,500)         --            (40,000)
Net Cash Provided By Financing
  Activities                       375,000      63,100          1,149,000
Net (Decrease) Increase in Cash
  and Cash Equivalents             (11,200)    (74,400)            40,900
Cash and Cash Equivalents,
  beginning of period               52,100     125,800                 --
Cash and Cash Equivalents,
  end of period                $    40,900  $   51,400       $     40,900


                Supplemental Disclosure of Cash Flow Information:



Cash paid for income taxes     $        --  $      800       $      1,600
Cash paid for interest                 600          --                800


           See accompanying notes to unaudited financial statements.



		             HYPERBARIC SYSTEMS.
		        (a development stage company)

		        NOTES TO FINANCIAL STATEMENTS
		                 (unaudited)

1.     BASIS OF PRESENTATION

     The accompanying financial statements at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited and have been prepared by HyperBaric Systems (the "Company").

     Certain information and footnote disclosures normally included in the Company's audited annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair representation of financial position and results of operations and cash flows for the interim periods presented.

     The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending December 31, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's most recent Annual Report on Form 10-KSB.

2.     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     HyperBaric Systems (a development stage company referred to as the "Company") was incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is beginning its third year of research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia

     Going Concern Uncertainty

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $580,600 for the quarter ended March 31, 2000. The Company is in the third year of research and development, with an accumulated loss during the development stage of $1,950,800, a shareholders' deficit of $252,900 and a working capital deficiency of $261,900. As of March 31, 2000, management is uncertain as to the completion date or if the product will be completed at all.

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

     Management's plan, in this regard, is to complete a private placement of 2,000,000 shares of common stock at $1.50 per share. Each two shares will have a warrant to purchase an additional share of common stock at $2.50 per share. The anticipated proceeds to the Company will be $2,640,000, net of offering costs. Management believes this amount will be sufficient to finance the continuing research for the upcoming nine months, and is prepared to raise additional funds through other offerings of debt or equity. However, there is no assurance that the private placement will be completed. The sales of common stock under this private placement offering have been less than management's expectations. Through March 31, 2000, the Company sold 283,600 shares of its common stock for an aggregate amount of $425,400 under this private placement, and there is no assurance that the entire amount of the private placement will, in fact, be received.

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

4.     Common Stock and Stock Options and Warrants

     During the three months ended March 31, 2000, the Company sold 283,600 shares of its common stock for an aggregate amount of $425,400 and issued 141,800 warrants under the terms of the private placement offering discussed above. In addition, options and warrants to purchase 93,600 shares of common stock were exercised resulting in $12,600 of proceeds to the Company.

     On January 2, 2000, the Company entered into a promotion agreement with a consultant to produce a thirty-minute television documentary that will be aired nationally. The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years. In consideration for this production, the Company paid $45,000 and granted warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on January 2, 2010. Under the agreement, the warrants will vest as certain milestones are met. If the services are not provided and the agreement is terminated, the consultant will forfeit those warrants not vested. The company is accounting for this transaction in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Because this transaction does not contain a performance commitment, the final value of the warrants will be measured as they vest on the date that each milestone is met. During the three months ended March 31, 2000, warrants to purchase 200,000 shares of common stock vested, and the Company recognized $230,000 in compensation expense. Additionally, if the warrants are not registered with the Securities and Exchange Commission by September 2000, the consultant is entitled to an additional ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. Also, the promotion agreement specifies that the Company will issue stock options, under the Company's Non-Statutory Incentive Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services. The vesting of these options has not been determined at this time.

     Subsequent to the fiscal quarter ended March 31, 2000, the Company sold an additional 38,700 shares of its common stock, for $58,000, and issued 19,400 warrants under the terms of the private placement offering noted above.


Item 2. Management's Plan of Operation.

     Certain statements in this Form 10-QSB, constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

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

     During the next 12 months we will continue efforts on prototype development and the generation of preclinical data. It is anticipated that we will submit our first IND/IDE and begin clinical testing of our first product for blood platelet storage. Research will commence on kidney preservation and developing solutions that will operate under sub-zero temperature conditions.

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

     We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. The Company does not anticipate any revenue from operations for the next 2 or 3 years. Therefore, the success of the Company is dependent on funding from private placements. We believe that the net proceeds of a private placement of $3 million in Common Stock currently in process will be sufficient to meet anticipated cash requirements for working capital and capital expenditures for 9 months if the full amount of the offering is raised, although there is no assurance that the full amount will, in fact, be received. In order to continue operations beyond the 9-month period following the completion of this offering we will seek additional funds through other offerings of debt or equity securities, which could result in additional dilution to stockholders. There is no assurance that financing will be available on terms acceptable to the Company.

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

Going Concern

     We are in the third year of research and development, with an accumulated loss during the development stage of $1,950,800. As of March 31,2000 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding, in the future, necessary to complete our intended research and development activities.

     Additionally, if we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage the business and achieve our objectives.

     These conditions give rise to substantial doubt about our ability to continue as a going concern. The Company's financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as maybe required, and ultimately to obtain profitability.

     The Report of our Independent Certified Public Accountants, included in the Company's most recent Annual Report on Form 10-KSB, contains a paragraph regarding the Company's ability to continue as a going concern.

Year 2000 Compliance

     The year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. We believe that all of our material systems are substantially year 2000 compliant. To our knowledge, we have not experienced any significant problems as a result of year 2000 issues. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent risks that may arise are addressed promptly.


Development plan

We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies including experiment design and monitoring. We have not made any payments to Quintiles in the reported periods and are committed to pay only what is expended on a work order basis. We are have paid $3,000 and committed to pay an additional $4,645 of a work order total maximum of $20,000 for developing a detailed strategic development plan for our platelet storage system. The remaining $12,355 will be paid as we authorize additional work from Quintiles.

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

     We have recently made the decision to start Phase 3 concurrently with Phase 1 because of newly acquired expertise in the area of organ preservation solutions. The development of a preservation solution for the kidney and other organs that would compete with currently available products such as the University of Wisconsin (UW) solution and the Euro-Collins solution will be our immediate goal with respect to Phase 3 objectives.
This will be followed by the development of longer term storage systems, which will require a new solution that is able to withstand sub-zero temperatures.

     Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each stage.

Intellectual property

     We consider our intellectual property a key cornerstone and asset of our business. As such, the intellectual property, which consists of applied-for patents, trade secrets, copyrights and know-how will be both developed and protected as a primary goal of the company. We plan to gain wide protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contract and procedure. Information regarding our patents is contained in the Company's most recent Annual Report on Form 10-KSB.

Plant and Significant Equipment Requirements

      It is our plan to purchase computer equipment, laboratory equipment and office furniture over the next twelve months. The estimate for these expenditures is $350,000. We do not expect to purchase any plant or significant equipment. Our plan is to rent or lease facilities and any significant equipment necessary during our development stage.

Changes in the Number of Employees

     We anticipate hat the growth of the company will require the addition of several employees. We anticipate the number of employees will grow from our present level of 17 employees to as many as 40 employees by the end of the year 2000. The Company has hired Luis Toledo, M.D., Ph.D. as our Chief Medical Officer, who is an expert in the field of organ preservation and transplantation. The addition of employees will be made on an as required basis.



PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27   Financial Data Schedule


         (b)      Reports on Form 8-K

                  None






SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            HYPERBARIC SYSTEMS


Date: May 15, 2000                      /s/ ARDETH N. SEALY
                                            ----------------------------
                                            Ardeth N. Sealy
                                            Chief Financial Officer


EXHIBITS


27       Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE ACCOMPANYING FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.