Form 10QSB
period 2000-06-30
HYPERBARIC SYSTEMS
filed 2000-08-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED June 30, 2000

COMMISSION FILE NO. 0-28413


HYPERBARIC SYSTEMS
Exact name of small business issuer as specified in its charter)


CALIFORNIA                            77-048106
(State or other jurisdiction of      (I.R.S. Employer Identification  No.)
 incorporation or organization)


1127 HARKER AVENUE
PALO ALTO, CALIFORNIA 94301
(Address of principal executive offices)

650-323-0943
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At August 4, 2000, the registrant had outstanding 7,005,228 shares of common stock, no par value.

        Transitional Small Business disclosure format: Yes     No   X

                        HYPERBARIC SYSTEMS

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS - as of June 30, 2000 (unaudited) and December 31, 1999

STATEMENTS OF OPERATIONS (unaudited) -- For the Three Month Periods Ended June 30, 2000 and 1999, for the Six Month Periods Ended June 30, 2000 and 1999 and the Period from February 26, 1998 (Commencement of Operations) through June 30, 2000

STATEMENTS OF CASH FLOWS (unaudited) -- For the Six Month Periods
Ended June 30, 2000 and 1999, and the Period from February 26, 1998 (Commencement of Operations) through June 30, 2000

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                HYPERBARIC SYSTEMS
                          (a development stage company)

                                  BALANCE SHEETS

                                               June 30, 2000   December 31, 1999
                                          (Unaudited)
Assets
  (Unaudited)

        Current Assets:
                Cash and cash equivalents   $       3,700   $        52,100
                Prepaid expenses and other
                assets                              6,700             3,300
                                                   ------            ------
        Total Current Assets                       10,400            55,400
        Property and Equipment, net                 8,400             3,100
                                                   ------            ------
                                                   18,800            58,500
                                                   ======            ======

Liabilities and Shareholders' Deficit

        Current Liabilities:
                Notes payable               $           -   $        5,000
                Accounts payable - trade          128,600          128,900
                Accrued expenses -payable          49,200          104,000
                Shareholder payables              201,300          113,200
                Shares subject to rescission       70,000                -
        Total Current Liabilities                 449,100          351,100
        Long Term Liabilities
                Shareholder Note Payable           50,000                -
        Total Liabilities                         499,100          351,100

Commitments and Contingencies
Shareholders' Deficit:

        Common stock, no par value;
            50,000,000 shares authorized;
               6,988,300 and 6,395,000 shares
               issued and outstanding at
               June 30, 2000 and
               December 31, 1999                2,390,900        1,077,600
        Deficit accumulated during the
        development stage                      (2,871,200)      (1,370,200)
        Total Shareholders' Deficit              (480,300)        (292,600)
                                             $     18,800   $       58,500

See accompanying notes to unaudited financial statements.


                           HYPERBARIC SYSTEMS.
                     (a development stage company)

                        STATEMENTS OF OPERATIONS
                           (unaudited)

                                                                         February 26, 1998
                               Three Months Ended    Six Months Ended       (Inception)
                                    June 30,             June 30,             Through
                               2000         1999     2000       1999       June 30, 2000

Operating Expenses:
  General and administrative:
    Stock based compensation  $   608,100   $      -    $ 840,800  $   6,100    $  1,137,300
    Other general and
    administrative expenses       138,100     77,900      399,300    151,400       1,073,300

  Total general and
  administrative                  746,200     77,900    1,240,100    157,500       2,210,600
  Research and development         95,600     52,900      161,900    102,200         462,700
  Sales and marketing              21,300      9,100       40,400     22,100         113,300

Loss From Operations             (863,100)  (139,900)  (1,442,400)  (281,800)     (2,786,600)
Other Expense (Income):
  Interest income                       -          -         (400)      (600)         (2,400)
  Interest expense                 57,600          -       58,300          -          84,700

Total Other Expense (Income)       57,600          0       57,900       (600)         82,200

Loss Before Income Taxes        (920,700)  (139,900)   (1,500,300)  (281,200)     (2,868,800)

Income Tax Expense                   800          -           800        800          (2,400)

Net Loss                        (921,500)  (139,900)   (1,501,100)  (282,000)     (2,871,200)

Basic and Diluted Loss Per
Share                              (0.13)     (0.02)        (0.22)     (0.02)
Basic and Diluted Weighted
Average Common
Shares Outstanding             6,899,200  6,125,400     6,760,500  6,108,900


For the three and six months ended June 30, 2000 and 1999, options and warrants to purchase 2,633,900 and 1,137,500 shares of common stock, respectively, were excluded from the computations of diluted earnings per share since their effect would be antidilutive.

See accompanying notes to unaudited financial statements.


                         HYPERBARIC SYSTEMS
                        (a development stage company)

                          STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                              February 26, 1998
                                          Six Months Ended       (Inception)
                                              June 30,             Through
                                          2000       1999       June 30, 2000

Cash Flows From Operating Activities:

Net loss                               $(1,501,100) $  (282,000)     $ (2,858,500)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock based compensation               840,800        6,100         1,137,300
    Professional services rendered
    in exchange for stock                       --           --            18,000
  Depreciation                                 800          200             1,400
  Amortization of discount on notes
  payable                                   56,900           --            81,700
  Changes in current assets and
  liabilities:
    Prepaid expenses and other assets       (3,400)         200            (6,700)
    Accounts payable - trade                  (300)       4,100           128,600
    Accrued expenses payable               (54,800)      37,900            49,200
    Related party wages and accrued
    interest                                72,100       30,300           161,100
Net Cash Used In Operating Activities     (589,000)    (203,200)       (1,300,700)
Cash Flows From Investing Activities:
Purchase of property and equipment          (6,100)      (2,700)           (9,800)
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock   485,700      100,200         1,223,000
  Proceeds from borrowing on notes
  payable                                    66,000          --           130,200
  Principal payments on notes payable        (5,000)         --           (40,000)
Net Cash Provided By Financing Activities   546,700     100,200         1,313,200
Net (Decrease) Increase in Cash and Cash
Equivalents                                 (48,400)   (105,700)            3,700
Cash and Cash Equivalents, beginning of
period                                       52,100     125,800                --
Cash and Cash Equivalents, end of period      3,700      20,100             3,700
Supplemental Disclosure of Cash Flow
Information:
Cash paid for income taxes                       --         800             2,400
Cash paid for interest                          600          --               800


Supplemental disclosure of non-cash investing and financing activity: During 6 months ending June 30, 2000, the company recorded a $70,000 liability for its estimated exposure relating to an offer made to investors to rescind their investment in the Company's common stock.

See accompanying notes to unaudited financial statements.



                             HYPERBARIC SYSTEMS
                        (a development stage company)

                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

1.        BASIS OF PRESENTATION

        The accompanying financial statements at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited and have been prepared by HyperBaric Systems (the "Company").

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

        Going Concern Uncertainty

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,501,100 for the six months ended June 30, 2000.
The Company is in the third year of research and development, with an accumulated loss during the development stage of $2,871,300, a shareholders' deficit of $480,300 and a working capital deficiency $438,700. The net cash used in operating activities was approximately $589,000 for the six months ending June 30, 2000 and with an accumulated usage of $1,300,700 since inception. As of June 30, 2000, management is uncertain as to the completion date or if the product will be completed at all.

        The Company has extended to stockholders who have purchased its common stock under the private placement memoranda dated September 1, 1999 and February 2, 2000, the option to rescind their investment, with an expiration date on this option of September 15, 2000. Management has contacted approximately 90% of these investors and estimates the rescission exposure to be $70,000. However, management can not be certain of the total exposure until after the expiration date should all eligible investors elect to rescind their investment the company's exposure would be $860,000.

        These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing from borrowings or sales of its common stock, as may be required, and ultimately to attain profitability.

        The Company intends to secure funding in the immediate future by borrowing available funds under a loan agreement with its shareholder and to raise additional funds through other offerings of debt or equity. Management believes that the amount current availability under a loan agreement will be sufficient to finance the continuing research for the upcoming four months. There is no assurance that the Company will be able to obtain any such additional funds will be completed.

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

4.        Common Stock and Stock Options and Warrants

        During the six months ended June 30, 2000, the Company sold 477,700 shares of its common stock for an aggregate amount of $521,500 and issued 173,800 warrants under the terms of two private placements. The investors under these private placements have been extended an offer allowing them to rescind their investment as described above. During the six months ended June 30,2000, options and warrants to purchase 245,600 shares of common stock were exercised resulting in $16,400 of proceeds to the Company.

        On January 2, 2000, the Company entered into a promotion agreement with a consultant to produce a thirty-minute television documentary that will be aired nationally. The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years. In consideration for this production, the Company paid $45,000 and granted warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on January 2, 2010. Under the agreement, the warrants will vest as and if certain milestones are met. If the services are not provided and the agreement is terminated, the consultant will forfeit those warrants not vested. The company is accounting for this transaction in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Because this transaction does not contain a performance commitment, the final value of the warrants will be measured as they vest on the date that each milestone is met. During the six months ended June 30, 2000, warrants to purchase 700,000 shares of common stock vested, and the Company recognized $805,000 in compensation expense. Additionally, if the warrants are not registered with the Securities and Exchange Commission by September 2000, the consultant is entitled to an additional ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. Also, the promotion agreement specifies that the Company has to issue stock options, under the Company's Non-Statutory Incentive Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services, vesting over three years.

        Subsequent to June 30, 2000, the Company sold an additional 17,000 shares of its common stock, for $25,500, and issued 8,500 warrants at $2.50 per share expiring July 23, 2002.

5.        Shareholder Notes Payable

        On June 12, 2000, the Company entered into an unsecured loan agreement with a shareholder to borrow a principal amount of up to $500,000. The term of the loan is four years, with an interest rate of 10% commencing one year from the date of each draw down of the loan. The lender may convert this loan to restricted common stock, at $0.75 per share, based on the maturity of the loan; up to 25% of the unpaid balance may be converted after the first year anniversary, up to 50% of the unpaid balance may be converted after the second year, and up to 75% of the unpaid balance may be converted after the third year. Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company anticipates they will record significant amounts of deemed interest expense in the future as funds are drawn on the loan. Prepayment of the loan during the first year may be done without notice and the lender shall have not further conversion rights. In the event the company closed a public offering of shares of common stock, for an aggregate amount of at least $1,000,000, the principal and accrued interest due on the loan will be automatically converted into the company's common stock. Prepayment after the first year requires the company to give a 15-day notice. The lender was also granted a four-year warrant to purchase 500,000 shares of the Company's common stock at $0.30 per share. The fair value of the warrant as computed using the Black-Scholes option pricing model was $682,500, of which $56,900 was recorded as interest expense during the six months ending June 30, 2000. Subsequent to June 30, 2000, the company borrowed an additional $65,000 under this loan agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

        Certain statements in this Form 10-QSB constitute "forward-looking statements," within the meaning of Section 21(c) of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements. All forward-looking statements in this Form 10-QSB are based on information available to us on the date hereof and speak only as of the date hereof.

Overview

        We have a very limited operating history and have no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements.

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

        During the next 12 months we will continue efforts on prototype development and the generation of preclinical data. It is anticipated that we will submit our first IND/IDE and begin clinical testing of our first product for blood platelet storage. Research has commenced on kidney preservation and developing solutions that will operate under sub-zero temperature conditions.

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

Liquidity and Capital Resources

        Since our inception, we have financed our operations through private equity financings and an offering under Regulation D, Rule 504 and private placements under Regulation D, Rule 505.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next 2 or 3 years. Therefore, our viability is dependent on borrowings available under our loan agreement with a shareholder. We anticipate that the proceeds from this financing will be sufficient to sustain operations through October 2000. In order to continue operations beyond this period we will seek additional funds through other offerings of debt or equity securities, which could result in additional dilution to stockholders. There is no assurance that financing will be available on terms acceptable to the Company.


Going Concern

        We are in the third year of research and development, with an accumulated loss during the development stage of $2,871,300, shareholders' deficit of $410,300 and a working capital deficiency of $438,700. As of
June 30, 2000 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding, in the future, necessary to complete our intended research and development activities.

        The Company has extended to stockholders who have purchased its common stock under the private placement memoranda dated September 1, 1999 and February 2, 2000, the option to rescind their investment, with an expiration date on this option of September 15, 2000. Management has contacted approximately 90% of these investors and estimates the rescission exposure to be $70,000. However, management can not be certain of the total exposure until after the expiration date should all eligible investors elect to rescind their investment the company's exposure would be $860,000.

        Additionally, if we lose key personnel, or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage the business and achieve our objectives.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. The Company's financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing borrowings or sale of our common stock, as may be required, and ultimately to obtain profitability.

        Subsequent to June 30, 2000, the Company sold an additional 17,000 shares of its common stock, for $25,500, and issued 8,500 warrants at $2.50 per share expiring July 23, 2002.

        The Report of our Independent Certified Public Accountants, included in the Company's most recent Annual Report on Form 10-KSB, contains a paragraph regarding the Company's ability to continue as a going concern.


Development Plan

        We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies including experiment design and monitoring. We have not made any payments to Quintiles in the reported periods and are committed to pay only what is expended on a work order basis. As of June 30, 2000, we have paid $3,000 and are committed to pay an additional $4,645 of the total contract of up to $20,000 for developing a detailed strategic development plan for our platelet storage system. The remaining $12,355 will be paid as we authorize additional work with Quintiles.

        As an overall strategy, we intend to limit the system claims and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We believe that this should provide a shorter time to market.

Research and Development Plan

        We have developed a research and development strategy that considers the FDA and international approval process and its impact on bringing a product to market. Based on these constraints we have developed a research and development plan that requires multiple developments being conducted at the same time.

        We have developed a 4-phase marketing strategy that considers FDA and international approval processes, with estimated time requirements for the research and development of the products, and market introduction of these products. The plan starts with phase 1, a platelet preservation product using the PlexLife solution by itself. The second phase is the market introduction of the Complete PlexLife System. Our third phase of marketing will be the entry into the organ preservation market, with both solution and a complete system. Phase 4 is the entry into the tissue preservation market place, with solutions and a system for heart valves.

        Our current research and development is supporting the first three phases of the marketing strategy. Major efforts are being spent on the PlexLife solution, the solution for organ preservation and the complete PlexLife system.

a.  Platelet Preservation - Solution Only

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

b.  Platelet Preservation - Complete PlexLife System

        This development is to result in longer storage times for platelets. The development will combine the use of solutions, sub-zero temperature and high pressure. It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days. This will provide the medical community with a new and economical method for long-term platelet storage thereby reducing the current loss of product.

c.   Organs and Heart Valves

        This effort will incorporate storage of organs and heart valves.
This development will involve experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. The development process includes the development of solutions, chambers and cooling methods. As the development experiments are proven to be successful, higher life forms will be involved, until the goal of human organ and heart valve preservation is obtained.

        Currently we are in the development of a preservation solution for the kidney and other organs that would compete with currently available products such as the University of Wisconsin (UW) solution and the Euro-Collins solution will be our immediate goal with respect to Phase 3 objectives, at the Institute of Technology of Sonora, located in the city of Ciudad Obregon, Sonora, Mexico. This will be followed by the development of longer term storage systems, which will require a new solution that is able to withstand sub-zero temperatures.

        Governmental approval for human testing will be required for each of these three phases of development.

d.   Intellectual Property

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

e.   Plant and Significant Equipment Requirements

         It is our plan to purchase computer equipment, laboratory equipment and office furniture over the next twelve months. Our plan is to rent or lease facilities and any additional significant equipment necessary during our development stage.

f.   Changes in the Number of Employees

        We anticipate that the growth of the company will require the addition of several employees. The Company has hired Luis Toledo, M.D., Ph.D. as our Chief Medical Officer and Executive Vice President in March of this year, who is an expert in the field of organ preservation and transplantation. The addition of employees will be made on an as required basis.

g.   Audit Committee

        The Company has not formed an audit committee as of this time. The Company plans to form an audit committee within the next four months.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

            During the six months ended June 30, 2000, the Company sold 477,700 shares of its common stock for an aggregate amount of $521,500 and issued 173,800 warrants under the terms of two private placements to sell 2,000,000 shares of common stock at $1.50 per share. The investors under these private placements have been extended an offer allowing them to rescind their investment as described above. During the six months ended June 30,2000, options and warrants to purchase 245,600 shares of common stock were exercised resulting in $16,400 of proceeds to the Company.

        On January 2, 2000, the Company entered into a promotion agreement with a consultant to produce a thirty-minute television documentary that will be aired nationally. The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years. In consideration for this production, the Company paid $45,000 and granted warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on January 2, 2010. Under the agreement, the warrants will vest as and if certain milestones are met. If the services are not provided and the agreement is terminated, the consultant will forfeit those warrants not vested. The company is accounting for this transaction in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Because this transaction does not contain a performance commitment, the final value of the warrants will be measured as they vest on the date that each milestone is met. During the six months ended June 30, 2000, warrants to purchase 700,000 shares of common stock vested, and the Company recognized $805,000 in compensation expense. Additionally, if the warrants are not registered with the Securities and Exchange Commission by September 2000, the consultant is entitled to an additional ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. Also, the promotion agreement specifies that the Company has to issue stock options, under the Company's Non-Statutory Incentive Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services, vesting over three years.

        Subsequent to June 30, 2000, the Company sold an additional 17,000 shares of its common stock, for $25,500, and issued 8,500 warrants at $2.50 per share expiring July 23, 2002.
 .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

10.1        Employment Agreement, Dr. Luis Toledo, M.D., Ph.D.
10.2        Consulting Agreement, Fernando Lopez, M.D.
10.3        Convertible Promissory Note and Loan Agreement, Jose Venzor
10.4        Warrant to Purchase Shares of Common Stock, Jose Venzor
10.5        Unsecured Promissory Note, H. Masuda, May 15, 2000
10.6        Unsecured Promissory Note, H. Masuda, May 22, 2000
10.7        Unsecured Promissory Note, H. Masuda, June 29, 2000

27          Financial Data Schedule


         (b)      Reports on Form 8-K

                  None


SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HYPERBARIC SYSTEMS


Date: August 14, 2000       /s/ ARDETH N. SEALY
                            -----------------------
                            Ardeth N. Sealy
                            Chief Financial Officer


EXHIBITS