Form 10QSB
period 2000-09-30
HYPERBARIC SYSTEMS
filed 2000-11-20
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                            FORM 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED September 30, 2000

                   COMMISSION FILE NO. 0-28413


                        HYPERBARIC SYSTEMS
 (Exact name of small business issuer as specified in its charter)


             CALIFORNIA                          77-0481056
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification  No.)


                        1127 HARKER AVENUE
                    PALO ALTO, CALIFORNIA 94301
             (Address of principal executive offices)

                           650-323-0943
                    (Issuer's telephone number)

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At November 10, 2000, the registrant had outstanding 7,924,228 shares of common stock, no par value.

	Transitional Small Business disclosure format: Yes     No   X




HYPERBARIC SYSTEMS

TABLE OF CONTENTS

                                                                 PAGE
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


      BALANCE SHEETS - as of September 30, 2000
      (unaudited) and December 31, 1999                            3

      STATEMENTS OF OPERATIONS (unaudited)
      -- For the Three Month Periods Ended September
      30, 2000 and 1999, for the Nine Month Periods
      Ended September 30, 2000 and 1999 and the Period
      from February 26, 1998 (Commencement of Operations)
      through September 30, 2000                                   4

      STATEMENTS OF CASH FLOWS (unaudited)
      -- For the Nine Month Periods Ended September 30,
      2000 and 1999, and the Period from February 26, 1998
      (Commencement of Operations) through September 30, 2000      5

NOTES TO UNAUDITED FINANCIAL STATEMENTS                            6

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION                            8

PART II - OTHER INFORMATION                                       11

ITEM 1.  LEGAL PROCEEDINGS                                        11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

ITEM 5.  OTHER INFORMATION                                        12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         12

SIGNATURES                                                        13

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            HYPERBARIC SYSTEMS
                      (a development stage company)

                              BALANCE SHEETS


                                                                    September 30, 2000    December 31, 1999
Assets                                                                 (Unaudited)
Current Assets:
                Cash and cash equivalents                            $       1,400         $     52,100
                Prepaid expenses and other assets                            8,700                3,300
                                                                           -------              -------
        Total Current Assets                                                10,100               55,400
        Property and Equipment, net                                          8,000                3,100
                                                                           -------              -------
                                                                     $      18,100         $     58,500
                                                                           -------              -------

Liabilities and Shareholders' Deficit
        Current Liabilities:
                Notes payable                                        $           0         $      5,000
                Accounts payable - trade                                   122,200              128,900
                Accrued expenses -payable                                   88,100              104,000
                Shareholder payables                                       277,900              113,200
                Shares subject to rescission                               334,400                    0
                                                                           -------              -------
        Total Current Liabilities                                          822,600              351,100
                                                                           -------              -------
Long Term Liabilities
        Shareholder Note Payable                                           130,000                    0
                                                                           -------              -------
Total Liabilities                                                          952,600              351,100
                                                                           -------              -------
Commitments and Contingencies
                Shareholders' Deficit:
                Common stock, no par value;
                  50,000,000 shares authorized;
7,190,800 and 6,395,000 shares issued and
outstanding at September 30, 2000 and
December 31, 1999                                                        2,248,200            1,077,600
                Deficit accumulated during the development stage        (3,182,700)          (1,370,200)
                                                                         ---------            ---------
        Total Shareholders' Deficit                                       (934,500)            (292,600)
                                                                         ---------            ---------
                                                                     $      18,100         $     58,500
                                                                         =========            =========


See accompanying notes to unaudited financial statements.


                            HYPERBARIC SYSTEMS
                      (a development stage company)

                         STATEMENTS OF OPERATIONS
                                (unaudited)

                                          Three Months Ended            Nine Months Ended      February 26, 1998
                                             September 30,                 September 30,         (Inception)
                                           2000         1999            2000          1999         Through
Operating Expenses:                                                                           September 30, 2000
  General and administrative:
    Stock based compensation          $   26,100    $        -     $   866,900    $    6,100    $  1,163,400
    Other general and
    administrative expenses              157,000       108,700         556,300       260,100       1,230,300
                                         -------       -------       ---------      --------       ---------
  Total general and administrative       183,100       108,700       1,423,200       266,200       2,393,700
  Research and development                89,600        48,700         251,500       150,900         552,300
Sales and marketing                        9,600         9,900          50,000        32,000         122,900
                                         -------       -------       ---------      --------       ---------
Loss From Operations                    (282,300)     (167,300)     (1,724,700)     (449,100)     (3,068,900)
                                         -------       -------       ---------      --------       ---------
Other Expense (Income):
    Interest income                           --            --            (400)         (600)         (2,400)
    Interest expense                      29,100        12,000          87,400        12,000         113,800
                                         -------       -------       ---------      --------       ---------
Total Other Expense (Income)              29,100        12,000          87,000        11,400         111,400
                                         -------       -------       ---------      --------       ---------
Loss Before Income Taxes                (311,400)     (179,300)     (1,811,700)     (460,500)     (3,180,300)
                                         -------       -------       ---------      --------       ---------
Income Tax Expense                            --            --             800           800           2,400
                                         -------       -------       ---------      --------       ---------
Net Loss                              $ (311,400)   $ (179,300)    $(1,812,500)     (461,300)   $ (3,182,700)
                                         -------       -------       ---------      --------       ---------
Basic and Diluted Loss Per Share      $    (0.04)   $    (0.03)    $     (0.26)   $    (0.08)
                                         -------       -------       ---------      --------
Basic and Diluted Weighted
  Average Common Shares Outstanding    7,081,600     6,157,300       6,879,400     6,125,400
                                       ---------     ---------       ---------     ---------


For the three and nine months ended September 30, 2000 and 1999, options and warrants to purchase 2,612,900 and 1,175,500 shares of common stock, respectively, were excluded from the computations of diluted earnings per share since their effect would be antidilutive.

See accompanying notes to unaudited financial statements.



                            HYPERBARIC SYSTEMS
                      (a development stage company)

                         STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                                              February 26, 1998
                                                                 Nine Months Ended               (Inception)
                                                                   September 30,                   Through
                                                             2000              1999           September 30, 2000

Cash Flows From Operating Activities:
Net loss                                                $ (1,812,500)   $     (461,300)     $    (3,182,700)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
        Stock based compensation                             866,900             6,100            1,163,400
        Professional services rendered in
          exchange for stock                                  37,500                 0               55,500
        Depreciation                                           1,200               400                1,800
        Amortization of discount on notes payable             84,500                 0              109,300
        Changes in current assets and liabilities:
            Prepaid expenses and other assets                 (5,500)           (1,000)              (8,700)
            Accounts payable - trade                          60,000            29,600              122,200
            Accrued expenses payable                         (82,400)          107,200               88,100
            Related party wages and accrued interest         133,100            91,400              215,500
                                                             -------           -------            ---------
Net Cash Used In Operating Activities                       (717,200)         (227,600)          (1,435,600)
                                                             -------           -------            ---------
Cash Flows From Investing Activities:
Purchase of property and equipment                            (6,100)           (2,700)              (9,800)
                                                             -------           -------            ---------
Cash Flows From Financing Activities:
      Proceeds from issuance of common stock                 515,900           127,100            1,254,400
      Proceeds from borrowing on notes payable               161,700                 0              232,400
      Principal payments on notes payable                     (5,000)                0              (40,000)
                                                             -------           -------            ---------
Net Cash Provided By Financing Activities                    672,600           127,100            1,446,800
                                                             -------           -------            ---------
Net (Decrease) Increase in Cash and Cash Equivalents         (50,700)         (103,200)               1,400
Cash and Cash Equivalents, beginning of period                52,100           125,800                    0
                                                             -------           -------            ---------
Cash and Cash Equivalents, end of period                 $     1,400    $       22,600       $        1,400
                                                             -------           -------            ---------
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes                               $       800    $          800       $        2,400
Cash paid for interest                                           600                 0                  800
                                                             -------           -------            ---------



Supplemental disclosure of non-cash investing and financing activity:
During the nine months ending September 30, 2000, the company recorded a $334,400 liability for its estimated exposure relating to an offer made to investors to rescind their investment in the Company's common stock.

See accompanying notes to unaudited financial statements.


                            HYPERBARIC SYSTEMS
                      (a development stage company)

                      NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

1.      BASIS OF PRESENTATION

        The accompanying financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited and have been prepared by HyperBaric Systems (the "Company").

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

        Going Concern Uncertainty

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,812,500 for the nine months ended September 30, 2000. The Company is in the third year of research and development, with an accumulated loss during the development stage of $3,182,700, a shareholders' deficit of $934,500 and a working capital deficiency $812,500. The net cash used in operating activities was approximately $717,200 for the nine months ending September 30, 2000 and with an accumulated usage of $1,435,600 since inception. As of September 30, 2000, management is uncertain as to the completion date or if the product will be completed at all.

        The Company has extended to stockholders who have purchased its common stock under the private placement memoranda dated September 1, 1999 and February 2, 2000, the option to rescind their investment. The option expired on September 15, 2000. The Company has received notice from 22 investors, represent 222,900 shares, with a rescission value of $334,400. A Rescission Agreement has mailed to these investors during October 2000, requiring its return within five days of its signing. The terms of the Agreement are to return the certificate or certificates evidencing the Investor's Shares and Warrants. In exchange, the Company will issue a promissory note payable upon the earlier of (1) one year form the date of the note, or the receipt of funding sufficient to permit repayment of the
principal and interest due under the note.   The note will bear an
interest rate of 10% per annum, compounded annually.

        These conditions give rise to substantial doubt about the Company's abiliy to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing from borrowings or sales of its common stock, as may be required, and ultimately to attain profitability.

        The Company intends to secure funding in the immediate future by borrowing available funds under a loan agreement with its shareholder and to raise additional funds through other offerings of debt or equity. Management believes that the amount current availability under a loan agreement will be sufficient to finance the continuing research for the upcoming three months. There is no assurance that the Company will be able to obtain any such funds.

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

4.      Common Stock and Stock Options and Warrants

        During the nine months ended September 30, 2000, the Company sold 765,300 shares of its common stock for an aggregate amount of $515,900 and issued 173,800 warrants under the terms of two private placements. The investors under these private placements have been extended an offer allowing them to rescind their investment as described above. During the nine months ended September 30, 2000, options and warrants to purchase 370,600 shares of common stock were exercised resulting in $22,900 of
proceeds to the Company.   The company issued 30,000 shares for an
aggregate amount of $37,500 in exchange for service on September 30, 2000.

        On January 2, 2000, the Company entered into a promotion agreement with a consultant to produce a thirty-minute television documentary that will be aired nationally. The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years.
In consideration for this production, the Company paid $45,000 and granted warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on January 2, 2010. Under the agreement, the warrants will vest as and if certain milestones are met. If the services are not provided and the agreement is terminated, the consultant will forfeit those warrants not vested. The company is accounting for this transaction in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Because this transaction does not contain a performance commitment, the final value of the warrants will be measured as they vest on the date that each milestone is met. During the six months ended
June 30, 2000, warrants to purchase 700,000 shares of common stock vested, and the Company recognized $805,000 in compensation expense. Additionally, since the warrants were not registered with the Securities and Exchange Commission by September 2000, the consultant is entitled to an additional ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. Also, the promotion agreement specifies that the Company has to issue stock options, under the Company's Non-Statutory Incentive Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services, vesting over three years.

        Subsequent to September 30, 2000, the Company sold an additional 74,000 sares of its common stock, for $20,000. The company issued 690,000 shares of its common stock for services rendered under two promotion agreements for an aggregate value of $179,400.
 .

        5.      Shareholder Notes Payable

        On June 12, 2000, the Company entered into an unsecured loan agreement with a shareholder to borrow a principal amount of up to $500,00. The term of the loan is four years, with an interest rate of 10% commencing one year from the date of each draw down of the loan. The lender may convert this loan to restricted common stock, at $0.75 per share, based on the maturity of the loan; up to 25% of the unpaid balance may be converted after the first year anniversary, up to 50% of the unpaid balance may be converted after the second year, and up to 75% of the unpaid balance may be converted after the third year. Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company anticipates they will record significant amounts of deemed interest expense in the future as funds are drawn on the loan. During the nine months ened September 30, 2000, the Company recorded $27,700 of deemed interest expense relating to this conversion feature. Prepayment of the loan during the first year may be done without notice and the lender shall have not further conversion rights. In the event the company closed a public offering of shares of common stock, for an aggregate amount of at least $1,000,000, the principal and accrued interest due on the loan will be automatically converted into the company's common stock. Prepayment after the first year requires the company to give a 15-day notice. The lender was also granted a four-year warrant to purchase 500,000 shares of the Company's common stock at $0.30 per share. The fair value of the warrant as computed using the Black-Scholes option pricing model was $682,500, of which $56,900 was recorded as interest expense during the nine months ending September 30, 2000.
The company has borrowed $130,000 under this loan agreement as of September 30, 2000. Subsequent of September 30, 2000, the Company borrowed an additional $14,000 under this loan agreement.


Item 2. Management's Plan of Operation.

        Item 2. Management's Plan of Operation.

        Certain statements in this Form 10-QSB, constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressedor implied by the forward-looking statements.

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

        During the next 12 months we will continue efforts on prototype development and the generation of pre-clinical data. It is anticipated that we will submit our first IND/IDE and begin clinical testing of our first product for blood platelet storage. Research will commence on kidney preservation and developing solutions that will operate under refrigerated and sub-zero temperature conditions.

        We anticipate filing additional patents relating to platelet preservation during the next twelve months of operation which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. The Company does not anticipate any revenue from operations for the next 2 or 3 years. Therefore, our viability is dependent on borrowings available under our loan agreement with a shareholder. We anticipate that the proceeds from this financing will be sufficient to sustain operations through December 2000. In order to continue operations beyond this period , we will seek additional funds through other offerings of debt or equity securities, which could result in additional dilution to stockholders. There is no assurance that financing will be available on terms acceptable to the Company.

        Our operating plan for calendar year 2000 is focused on development of our products. It is our estimate that a cash requirement of $3,288,000 is required to support this plan.
The expense estimates total $2,938,000 for operating expenses and $350,000 for capital expenditures. The cost of legal and accounting services associated with the filing of requisite reports under the Securities and Exchange Act of 1934 will be paid out of the company's line of credit with a shareholder.

Going Concern

        We are in the third year of research and development,
        with an accumulated loss during the development stage
of $3,182,700, shareholders' deficit of $934,500 and a working capital deficiency of $812,500. As of September 30, 2000 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this research
and development activity.    We anticipate that the funds spent
on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding, in the future, necessary to complete our intended research and development activities.

        The Company has extended to shareholders who have purchased its common stock under two private placements dated September 1, 1999 and February 2, 2000 the option to rescind their investment, with an expiration date on this option of September 15, 2000. The Company has received notice from 22 investors who represent 222,900 shares with a rescission value of $334,400. A Rescission Agreement has been mailed to these investors during October 2000, requiring its return within five days of its signing. The terms of the Agreement are to return the certificate or certificates evidencing the Investor's
Shares and Warrants. In exchange, the Company will issue a promissory note payable upon the earlier of (1) one year form the date of the note, or the receipt of funding sufficient to permit repayment of the principal
and interest due under the note.   The note will bear and interest
rate of 10% per annum, compounded annually.

        Additionally, if we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage the business and achieve our objectives.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. The
Company's financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to obtain profitability.

        The Report of our Independent Certified Public Accountants, included in the Company's most recent Annual Report on Form 10-KSB, contains an uncertainty paragraph regarding the Company's ability to continue as a going concern.


Development plan

We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies including experiment design and monitoring. We have not made any payments to Quintiles in the reported periods and are committed to pay only what is expended on a work order basis. We have paid $3,000 and are committed to pay an additional $4,645 of a work order total maximum of $20,000 for developing a detailed strategic development plan for our platelet storage system. The remaining $12,355 will be paid as we authorize additional work from Quintiles.

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

        We have developed a 4-phase marketing strategy that considers
FDA and international approval processes,with estimated time requirements for the research and development of the products, and market introduction of these products. The plan starts with phase 1, a platelet preservation product using the PlexLife solution by itself. The second phase is the market introduction of the Complete PlexLife System. Our third phase of marketing will be the entry into the organ preservation market, with both solution and a complete system. Phase 4 is the entry into the tissue preservation market place, with solutions and a system for heart valves.

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

Changes in the Number of Employees

        We anticipate that the growth of the company will require the addition of several employees The Company has hired Luis Toledo, M.D., Ph.D. as our Chief Medical Officer and Executive Vice President in March of this year, who is an expert in the field of organ preservation and transplantation. The addition of employees will be made on an as required basis.

Audit Committee

        The Company has not formed an audit committee as of this time. The Company plans to form an audit committee within the next two months.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2000, the Company sold 765,300 shares of its common stock for an aggregate amount of $515,900 and issued 173,800 warrants under the terms of two private placements. The investors under these private placements have been extended an offer allowing them to rescind their investmentas described above. During the nine months ended September 30, 2000, options and warrants to purchase 370,600 shares of commonstock were exercised resulting in $22,900 of proceeds to the Company. Services were received in exchange for 30,000 shares with a value of $37,500.

On January 2, 2000, the Company entered into a promotion agreement with a consultant to produce a thirty-minute television documentary that will be aired nationally. The Company shall participate equally in any revenues derived from the sales of the show for a period of ten years. In consideration for this production, the Company paid $45,000 and granted warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.50 per share. The warrants will expire on January 2, 2010. Under the agreement, the warrants will vest as and if certain milestones are met. If the services are not provided and the agreement is terminated, the consultant will forfeit those warrants not vested. The company is accounting for this transaction in accordance with Emerging Issues Task Force No. 96-18,
"Accounting for Equity Instruments That Are Issued to Other
Than Employees for Acquiring or in Conjunction with Selling,
Goods or Services." Because this transaction does not contain a performance commitment, the final value of the warrants will be measured as they vest on the date that each milestone is met. During the nine months ended September 30, 2000, warrants to purchase 700,000 shares of common stock vested, and the Company recognized $805,000 in compensation expense. Additionally, since the warrants were not registered with the Securities and Exchange Commission by September 2000, the consultant is entitled to an additional ten-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.50 per share. Also, the promotion agreement specifies that the Company has to issue stock options, under the Company's Non-Statutory Incentive Stock Option Plan, to purchase 100,000 shares of common stock at $1.50 per share for consulting services, vesting over three years.

Subsequent to September 30, 2000, the Company sold an additional 74,000 shares of its common stock, for $20,400. The Company issued 690,000 shares of its common stock for an aggregate value of $179,400, in consideration of work performed under two promotional agreements. Additional borrowings, subsequent to September 30, 2000, of $14,000 were made under the company's line of credit with a stockholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

10.1 Unsecured Promissory Note, H. Masuda, August 28, 2000
10.2 Unsecured Promissory Note, H. Masuda, September 13, 2000
10.3 Unsecured Promissory Note, H. Masuda, September 18, 2000
10.4 Unsecured Promissory Note, H. Masuda, September 27, 2000
10.5 Consulting Agreement, Victor Ivashin, July 1, 2000
10.6 Investor Relations Program, Yes International, July 10, 2000


        27        Financial Data Schedule


         (b)    Reports on Form 8-K

                None




SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               HYPERBARIC SYSTEMS


Date: November 14, 2000     /s/ Harry Masuda
                                -----------------
                                Harry Masuda
                                Chief Executive Officer

        (Duly authorized officer and principal financial officer)



EXHIBITS

10.1        Unsecured Promissory Note, H. Masuda, August 28, 2000


HyperBaric Systems
1127 Harker Avenue
Palo Alto, CA 94301

UNSECURED PROMISSARY NOTE


August 28, 2000

HyperBaric Systems (Company), a California Corporation, does hereby promise to pay Harry
Masuda an amount of $5,500, for sums
loaned the Company this date. The principal amount plus any unpaid interest earned at 10% per annum is due upon demand. This note is unsecured.


    HyperBaric Systems

/s/ Ardeth Sealy
    ------------
    Ardeth Sealy
    Chief Financial Officer, Secretary



10.2        Unsecured Promissory Note, H. Masuda, September 13, 2000

HyperBaric Systems
1127 Harker Avenue
Palo Alto, CA 94301


UNSECURED PROMISSARY NOTE

September 13, 2000

HyperBaric Systems (Company), a California Corporation, does hereby promise to pay Harry Masuda an amount of $5,500, for sums loaned the Company this date. The principal amount plus any unpaid interest earned at 10% per annum is due upon demand. This note is unsecured.


    HyperBaric Systems

/s/ Ardeth Sealy
    ------------
    Ardeth Sealy
    Chief Financial Officer, Secretary




10.3        Unsecured Promissory Note, H. Masuda, September 18, 2000


HyperBaric Systems
1127 Harker Avenue
Palo Alto, CA 94301


UNSECURED PROMISSARY NOTE



September 18, 2000

HyperBaric Systems (Company), a California Corporation, does hereby promise to pay Harry Masuda an amount of $200, for sums loaned the Company this date. The principal amount plus any unpaid interest earned at 10% per annum is due upon demand. This note is unsecured.

    HyperBaric Systems

/s/ Ardeth Sealy
    ------------
    Ardeth Sealy
    Chief Financial Officer, Secretary


10.4        Unsecured Promissory Note, H. Masuda, September 27, 2000


HyperBaric Systems
1127 Harker Avenue
Palo Alto, CA 94301



UNSECURED PROMISSARY NOTE



September 27, 2000

HyperBaric Systems (Company), a California Corporation, does hereby promise to pay Harry Masuda an amount of $7,000, for sums loaned the Company this date. The principal amount plus any unpaid interest earned at 10% per annum is due upon demand. This note is unsecured.


    HyperBaric Systems

/s/ Ardeth Sealy
    ------------
    Ardeth Sealy
    Chief Financial Officer, Secretary


10.5        Consulting Agreement, Victor Ivashin, July 1, 2000

CONSULTANT AGREEMENT

THIS AGREEMENT is made effective July 1, 2000 between HYPERBARIC SYSTEMS, whose address is 1127 Harker Avenue, Palo Alto, CA 94301, incorporated under the laws of the State of California, hereinafter called "COMPANY", and VICTOR IVASHIN, whose address is 3645 Midway Drive, Santa Rosa, CA 95405 hereinafter called "CONSULTANT".
WITNESSETH:

I . PURPOSE OF AGREEMENT. HYPERBARIC SYSTEMS is a duty established California corporation engaged in the business of designing, manufacturing and marketing products for the medical, food and semiconductor industries, and CONSULTANT represents that he has expertise in the area of electromechanical systems design and mechanical configuration design. This agreement between COMPANY and CONSULTANT is entered into for the purpose of defining the relationship,responsibilities, and agreement between
COMPANY and CONSULTANT.

2. CONSULTANT: COMPANY hereby appoints Victor Ivashin to assist in the design of a computer controlled system to monitor and apply environmental conditions to a chamber used to preserve blood products (platelets) and other biological material, and to assist in future container design.

3. CONSULTANT DUTIES AND RESPONSIBILITIES: CONSULTANT shall be engaged as a Consultant with the following tasks:
a. Make suggestions on the design and operation of two test stations that will control the temperature, pressure and changes in those parameters within the chamber used to preserve platelets and organs.

b.        Review all design work and make necessary recommendations.

c. Work with COMPANY assigned engineers to define the specifications of operation of the test stations.


d. Make recommendations to select the appropriate vendor(s) in the U.S. when necessary and when such components are not available at the Branch in Russia.

e. Research and recommend materials for future container designs to maximize cost and safety.

4. CONSULTANT'S PERFORMANCE.. CONSULTANT agrees to devote a reasonable amount of time to meet the objectives outlined in Paragraph 3 above. The Company acknowledges that Consultant is not an employee of the Company.

5. TERM. The term of this Agreement shall be effective for a period of 90 days from the date of this Agreement unless terminated earlier by fulfillment of the services to be provided. This agreement may be extended upon the mutual consent of both parties.

6. STOCK OPTION. For the purpose of compensating CONSULTANT, COMPANY shall grant a non-qualified stock option to purchase 30,000 shares of common stock at the exercise price of $ 0.1O per share which is fully vested for previous work already performed against Paragraph 3 above. An additional option to purchase 30,000 shares at an exercise price of $0.30 per share shall be granted for the balance of work to be performed under Paragraph 3. The second option shall vest upon the successful completion of terms of this agreement, as defined in section 3, but no later than July 1, 2001. The COMPANY'S non-qualified incentive stock option plan, agreement and grant shall govern the terms and conditions of this stock option. The option is subject to final approval of the Board of Directors.

7. TERMINATION UPON BREACH. This Agreement shall be terminated upon material breach of any of the provisions herein, or breach of the material provisions of any and all supplemental agreements which the CONSULTANT and COMPANY may mutually execute.

8. CONFIDENTIALITY AGREEMENT. CONSULTANT agrees that all information made available to CONSULTANT regarding the products, clients and software systems of COMPANY are confidential and require a high degree of confidentiality so as not to violate the rights of others and to prevent the use thereof for purposes detrimental to the interests of COMPANY and its clients. Such information in any 2 form shall be hereinafter referred to as "INFORMATION." For purposes of this Agreement:

a. CONFIDENTIAL INFORMATION means INFORMATION disclosed to or acquired by CONSULTANT while employed by COMPANY, and includes but is not limited to, INVENTIONS, Patent Applications, TRADE SECRETS, any other information of value relating to the business and/or field of interest of COMPANY including information with respect to which COMPANY is under an obligation of confidentiality with any third party. CONFIDENTIAL INFORMATION does not include information that is generally known in the relevant trade or industry or any information known to and freely usable by CONSULTANT before CONSULTANT'S association with COMPANY, provided, however, information for purposes of this Agreement shall be considered CONFIDENTIAL INFORMATION if not known by the trade generally, even though such infon-nation has been disclosed to one or more third parties pursuant to distribution agreements joint research agreements, or other agreements entered into by COMPANY;

b. TRADE SECRET(S) means all information, know-how, concepts, data, knowledge, ideas and materials however embodied, relating to the business of COMPANY'S customers which have not been released publicly by an authorized representative of COMPANY or have not otherwise lawfully entered the public domain. TRADE SECRETS shall include but are not limited to information, know-how, concepts, data, knowledge, computer programs, ideas and materials relating to COMPANY'S existing and future products, processes, research and development, technology, production costs, contract forms, drawings, designs, plans, proposals, marketing and sales plans and strategies, cost or pricing information, financial information, promotional methods, volume of sales, names or classes of customers and vendors, management procedures, organization charts, and CONSULTANT directories.

9. PROPRIETARY INFORMATION OF OTHERS. CONSULTANT shall not use or disclose to COMPANY, or induce COMPANY to use, any information, know-how, concepts, data, knowledge, computer programs, ideas or materials, however embodied, with respect to which CONSULTANT is under an obligation of confidentiality to any third party imposed, by law or agreement prior to the date
Hereof.   COMPANY represents and covenants that it will not
require CONSULTANT to violate any obligation to, or confidence with, another.

10. SECRECY AGREEMENT. CONSULTANT acknowledges that he understands the requirement for CONFIDENTIAL INFORMATION to be kept secret and used only as authorized herein. CONSULTANT shall at all times during the period of his association with COMPANY under this agreement and thereafter keep in confidence and trust all CONFIDENTIAL INFORMATION. CONSULTANT shall use CONFIDENTIAL INFORMATION only in the course of performing duties as Consultant and Advisory Board Member for the Company and other duties as assigned by the Company President, and not for unrelated personal gain. CONSULTANT shall not, directly or indirectly, disclose any CONFIDENTIAL INFORMATION to any person, organization or entity, except in the course of performing duties as a CONSULTANT of COMPANY and only in the manner prescribed by COMPANY. CONSULTANT shall abide by those COMPANY policies and regulations established from time to time for the protection of CONFIDENTIAL INFORMATION. During CONSULTANT'S association with COMPANY under this Agreement, and after termination thereof, CONSULTANT shall not directly, or indirectly, either as an CONSULTANT, COMPANY, agent, principal, partner, stockholder, corporate officer, director, or in any other individual or representative capacity, engage or participate in any activity of any nature whatsoever, the performance of which would have a reasonable likelihood of placing CONSULTANT in conflict with the obligations of confidence and trust regarding CONFIDENTIAL INFORMATION imposed herein.

11. RETURN OF DOCUMENTS AND MATERIALS. CONSULTANT agrees that all docwnents, reports, drawings, materials, designs, plans, computer programs, proposals, marketing and sales plans, reproductions, and other documents or things made by CONSULTANT or that come into CONSULTANT'S possession in the course of employment with COMPANY are the property of COMPANY and will not be used by CONSULTANT for any purpose other than the business of COMPANY. CONSULTANT will not deliver, reproduce or in any way allow such documents or things to be delivered or be used by any third parties without specific direction or consent of COMPANY. Upon termination of this Agreement, CONSULTANT will promptly deliver to COMPANY the above documents and materials together with any copies thereof.

12. NO DISCLOSURE. CONSULTANT agrees not to divulge, disclose, convey or make known to others or any other entity, any such information without the express written consent of the President of HyperBaric Systems first obtained. CONSULTANT further agrees to take all necessary steps to safeguard such information to prevent the unauthorized disclosure thereof.

13.       INJUNCTION.   Recognizing that irreparable damage will
result to the business of COMPANY in the event of the breach of any of these covenants and assurances by CONSULTANT, the parties hereto agree that if CONSULTANT shall violate the terms of this Agreement, COMPANY shall be entitled to an injunction to be issued by any court of competent jurisdiction enjoining and restraining CONSULTANT and each and every person, fmn, association, partnership, company, or corporation concerned therewith, from the continuance of such violation of the terms of this Agreement, and in addition thereto, CONSULTANT shall pay to COMPANY all damages, including reasonable attorneys' fees sustained by COMPANY by reason of the violation of this Agreement. However, in no event shall the total damages exceed the amount paid to CONSULTANT.

14.       NO ASSIGNMENT.      Neither the CONSULTANT nor COMPANY
may transfer or assign this Agreement, or any right or obligation hereunder, without the prior written consent of the other party.
No right or obligation under this Agreement may be waived, modified, or in any respect altered except by written agreement of the parties executed in writing by both parties.

15.       SUCCESSORS AND ASSIGNS.    This agreement shall be binding on
the heirs, executors, successors and assigns of the parties.

16.       ATTORNEYS FEES.    If any action is brought to enforce any
obligation created under this Agreement, the Court shall award to the prevailing party, such reasonable fees, costs, and expenses as may have been incurred by such party in enforcing its rights under this Agreement, including without limitation, the fees, costs, and expenses of its attorney for services both before or after litigation is instituted.

17. ENTIRE AGREEMENT. This Agreement may not be changed except in writing signed by the President of the Company and the CONSULTANT. The validity, performance, construction, and effect of this Agreement shall be governed by the laws of the State of California IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

        "COMPANY"                        "CONSULTANT"

        HYPERBARIC SYSTEMS.                VICTOR IVASHIN
        II 27 Harker Avenue                3645 MIDWAY DRIVE
        Palo Alto, California 94301        SANTA ROSA, CA 95405


        By:

        /s/ HARRY MASUDA            /s/ VICTOR IVASHIN
            ------------                --------------
            HARRY MASUDA                VICTOR IVASHIN
            PRESIDENT                   CONSULTANT



10.6        Investor Relations Program, Yes International, July 10, 2000

OUTLINE OF INVESTOR RELATIONS PROGRAM


OBJECTIVES

1. Provide specifically designed materials and information under the supervision, guidance and approvals of HyperBaric Systems, Inc. (HYRB) to the international investment community at large and to both new and existing shareholders and interested parties.

2, Provide timely and accurate information relating to compliance and corporate finance matters as provided by HYRB

3. Heighten the awareness of potential investors to the investment opportunities in the activities of HYRB (This item will focus on institutional Investors and large US and European stock brokerage houses),

4. Broaden the current shareholder and brokerage industry support base through the use of "Road Shows, telemarketing, radio/TV interviews, magazine reports, Internet Activities and Investment Analyst. YES international will negotiate with key investment leaders for conference calls and/or personal interviews with HYRB's key management which will ensure confidence and further price appreciation of equity placements.

5, Focus and taro activities to obtain broad sponsorship in US/ European markets, YES International will consult and advise on regulatory and/or, financial requirements as they relate to future financing, possible listings such as Moody's investors Services, Standard & Poor's Securities and/or exchange filings, i,e., NASDAQ. If needed, YES International will provide any and all Edgar support for necessary filings to the United States Securities and Exchange Commission( fee base outide of this agreement). YES International will distribute the appropriate documents, news releases (Dow Jones, Bloomberg, Rueters, etc.) specially items,and audio tapes to the investment community and continue to translate news into German and into French.

A broad-based broker/dealer network will be established to garner long-term support to decrease price volatility and maintain rising price trends as warranted by HYRB's developments.

These combined efforts should continue to provide HYRB with the necessary momentum and a support structure to launch new fund-raising programs as the need arises.

6.Maintain information pipeline to key Investment and industrial leaders in German and French speaking Europe and will provide necessary translation services as needed In the course of doing cross Atlantic business. Also, YES Intentional will design a European page on the Company's existing web site to further inform the European Investment communities.


WORK SCHEDULE

In essence, month one and beyond, YES International will, first, concentrate its efforts to its established base of clients, 29,000+ throughout North America & Europe. YES will inform them about HYRB and establish a following from the group, YES' base contains private investors, retail/wholesale brokers, Institutional Investors, mutual fund managers and investment news writers. A combination of e-mail, fax and conference calling will be used in a contiguous, base to strengthen and propel bid-ask and the volume of HYRB. Additionally, HYRB will be listed on YES International's website which currently attracts 170,000 "hits" per month. Once YES maintains and shows good liquidity of the market on HYRB, YES will approach more Institutional, wholesale and fund managers about the Company's high-tech activities in US, CANADA and abroad. Objectively, month three, the International investment communities will have a grand understanding about HYRB. YES will utilize this positive emotion of the investment community to mainstream the company into a number of public mediums. Month Four, YES will approach key US and CANADIAN equity analyst at Solomon Smith Barney, Paine Webber, Prudential, Scotia McLeod, RBC Dominion and LBG with the hope of getting an international/external report to its brokers and its customers. Month six, if justified, YES will be a key integral part in helping HYRB getting listed on both the NASDAQ in the US and a viable/ visible exchange in Germany. The 6-month term will be a combination of many factors which YES maintains on a daily bases, with a on-set approach to its existing base, HYRB will get the needed equity exposure from YES,




SCHEDULE OF COMPENSATION

HyperBaric Systems, Inc., AGREES TO COMPENSATE Yes
International for its services in accordance with the following schedule.

1. Cash Disbursements

HyperBaric System, Inc. shall pay to YES International the sum of Eighteen Hundred Fifty dollars ($1,850.00 US) for no longer than 6 months beginning Monday, July 10, 2000 ending Friday, January 10, 2001. This includes 800# cost, employee, telemarketing services, mail cost, internet cost and other incidentals, in the course of doing business. Payment is expected within 5 days of the beginning of each month.

2. Extraordinary Expenses

In the event the activities of HyperBaric Systems, Inc. shall cause YES International to incur any extraordinary expenses outlined in #1 above. HYRB must first approve of any and all extraordinary expenses. Upon approval HYRB will fully and promptly reimburse YES. Inclusive expenses are Travel, accommodations, food, and whatever expenditures to fulfill the mandate of the "Investor Relations Program".

3. Shares or Warrants or Options- 30,000 restricted shares and a 75,000 share option package.



CONTRACT TERM

The Initial Term of this Agreement shall be for a period at 6-Mornths but may be extended by the mutual consent of the parties,

The Parties hereto may be contacted as follows:


YES International                      HyperBaric Systems, Inc
3419 Virginia Beach Blvd. #252         1127 Harker Avenue
Virginia Beach, VA. 23452              Palo Alto, CA 94301
Tel:(757) 306-6090                     Tel:(650) 323-0943
Fax:(757) 306-6092                     Fax:(650) 3278858

IN WITNESS WHEREOF the parties hereto have executed this Agreement on the date first above written.



    Yes International            HyperBaric Systems, Inc

/s/ Rich Kaiser              /s/ Harry Masuda
    -----------                  ------------
    Rich Kaiser                  Harry Masuda
    President                    President

    Date:  7/10/00               Date:7/10/00