Form 10KSB
period 2000-12-31
HYPERBARIC SYSTEMS
filed 2001-04-17
CIK 1070181

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


            For the fiscal year ended December 31, 2000


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from _______________________ to _____________

                Commission file number   0-28413

                        HYPERBARIC SYSTEMS
          (Name of small business issuer in its charter)

                           CALIFORNIA
  (State or other jurisdiction of incorporation or organization)

                           77-0481056
              (I.R.S. Employer Identification No.)

               1127 Harker Avenue, Palo Alto, CA
           (Address of principal executive offices)

                             94301
                           (Zip Code)

        Issuer's telephone number (650) 323-0943

Securities registered under Section 12(b) of the Exchange Act:

Title of each class       Name of each exchange on which registered

       None
___________________       _________________________________________


Securities registered under Section 12(g) of the Exchange Act:


Common Stock, no par value                    OTCBB

     (Title of class)         (Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: No revenues for the fiscal year ended December 31, 2000.

As of December 31, 2000, 8,136,200 shares of common stock were outstanding. The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 2, 2001, was $1,717,614. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 9,582,283 shares of common stock outstanding as of March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

TABLE OF CONTENTS

PART I
Business                                                                    1
Item 2.  Description Of Property.                                          13
Item 3.  Legal Proceedings.                                                13
Item 4.  Submission Of Matters To A Vote Of Security Holders.              13

PART II
Item 5.  Market For Common Equity And Related Stockholder Matters.         14
Item 6.  Management's Discussion And Analysis Or Plan Of Operation.        15
Item 7.  Financial Statements                                              18
Item 8.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure.                                             18

PART III
Item 9.  Directors, Executive Officers, Promoters And Control Persons;
         Compliance With Section 16(A) Of The Exchange Act.                18
Item 10. Executive Compensation.                                           21
Item 11. Security Ownership Of Certain Beneficial Owners And Management.   22
Item 12. Certain Relationships And Related Transactions                    23
Item 13. Exhibits And Reports On Form 8-K.                                 26

PART I

        Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".


Item 1. DESCRIPTION OF BUSINESS

GENERAL

        HyperBaric Systems was incorporated on February 26, 1998, in the State of California. Our Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock, no par value. On July 21, 1998, we amended our Articles of Incorporation to increase the authorized number of shares of Common Stock from 1,000,000 to 10,000,000, and to effect a split of each share of Common Stock then outstanding into four shares of Common Stock. On June 21, 1999, we amended our Articles of Incorporation to increase the authorized number of shares of common stock from 10,000,000 to 50,000,000.

THE PLEXLIFE SYSTEM FOR PRESERVATION OF PLATELETS

        We are a developmental stage company whose principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material, and bringing them to the market place. Our potential customers include blood banks, hospitals, clinics, and similar organizations. To date, we have not generated any revenue from sales of products or services. Our development efforts and operations have been funded though equity infusions from investors and loans from shareholders.

        Blood platelets are a component of whole blood that is responsible for the clotting process of blood and used by the body when a person has an open wound from injury or surgery. The majority of platelets, however, are required by cancer patients who have undergone chemotherapy treatments, a process that destroys platelets. In order to restore the platelets, continuous transfusions are given to patients until the body is able to restore normal platelet counts.

        Blood platelet preservation is achieved by storing the platelets under refrigeration utilizing a proprietary process and solution to maintain cell function viability and morphology. The objective of our technology is to maintain high quality platelets for a longer period of time than is currently possible using conventional methods. We believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures; however, further research is required to establish the protocol and storage times under these conditions. In October 1998, we applied for a patent on the method and apparatus for preserving biological materials. We also applied for another patent in February 1999, covering processes and solutions to facilitate blood platelet preservation. Both patent applications have been submitted but have not been issued as of this date.

         We are continuing the development of our PlexLife System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum. Current practices used in blood banks promote bacteria growth, and the quality degrades over time because platelets are stored at room temperature. The PlexLife system stores platelets at refrigeration temperatures, a few degrees above the freezing point of water.

         Historically, platelets stored at refrigerated temperatures for more than a few hours change their shape from discoid to sphere. It has been found that such platelets are quickly removed from circulation by the body within hours after transfusion and are not acceptable for cancer patients who have undergone chemotherapy, a process that destroys platelets. Repeated platelet transfusions are administered to cancer patients who have undergone chemotherapy until the body produces sufficient platelet counts where no further transfusions are required. It is desirable to have platelets that circulate for more than a few hours after transfusion.

        One test marker used to predict platelet survival after infusion is the morphology, or the platelet shape. Platelets that maintain their discoid shape are more likely to survive longer after transfusion than platelets that change their shape. We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting disc population remain discs after 24 hours of refrigeration. Our goal is to store refrigerated platelets for 7 days to 9 days and retain at least 50% discs. Tests are continuing to meet this goal. We are targeting blood banks and hospitals as our main customers in the worldwide markets. We are also seeking possible strategic alliances and licensees.

THE PLEXLIFE SYSTEM FOR PRESERVATION OF ORGANS

        We believe that the basic approach used to store platelets can be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures. Resource limitations have caused us to suspend organ preservation efforts, however, until proper funding is in place to adequately carry out the research.

OPERATIONS AND FACILITIES

        During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established our basic infrastructure and strategic plan. At December 31, 2000, we had five employees in the U.S. and eleven at our research facility in Russia.

        On August 25, 1998, we established a branch office in Krasnoyarsk, Russia, where we conduct research and development for platelet preservation. Krasnoyarsk was chosen to take advantage of low cost technical expertise, availability of low cost materials such as titanium, and also because two members of our research team, Dr. Serebrennikov, Director of Research and Mr. Leonid Babak, Branch Chief of Russian Operations, reside there. To date, the Russian government has placed no restrictions on our ability to operate our business, hire employees in Russia, and freely transport our assets from Russia to the U.S. without any assessment or payments to the Russian Federation. There are no material restrictions or regulations to which we are subject in Russia as a result of our activities there. Conducting operations in Russia does not affect Food and Drug Administration ("FDA") approval or our proposed business activities in the United States, because no clinical trials are or will be conducted there.

        From December 1999 through the third quarter of 2000, we conducted limited platelet experiments under contract at the Sacramento Blood Foundation in California and preliminary kidney preservation studies at a university in Ciudad, Obregon in Mexico. We decided to suspend these activities, however, and focus our financial resources on our platelet preservation efforts at our own facility in Russia until adequate financing becomes available.

TEST RESULTS

        Non-clinical experiments and tests of platelet preservation and other research and development activities, as well as production of prototype and pre- production hyperbaric units used to store platelets at sub-zero temperatures, are being conducted in Russia. Recent tests of platelets stored under refrigeration include morphology, HSR and ESC-tests that may predict the behavior and survival of stored platelets after infusion in patients. Normally, platelets stored at refrigerated temperatures for only a few hours change their shape and become spherical. Such platelets are not useful for the major cancer market because they are quickly removed from circulation by the body. The platelets used in our tests were prepared using a proprietary process which includes a set of solutions and methods to allow platelets to be refrigerated without causing activation or shape change. We are continuing to conduct experiments to find the optimal conditions of storage at refrigerated temperatures. Currently, we have been able to achieve up to 24 hours of refrigerated storage with up to 68% discs as compared to the percentage of discs of the starting material before refrigeration. Up to 13% remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We are working to achieve the goal of storing platelets under refrigeration for 7 to 9 days and still retain 50% or greater discs.


OUR DISPOSABLE VENEREAL DISEASE TEST SYSTEM

        On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, an officer and director of the Company, acquiring all patent rights owned by Mr. Okimoto to a disposable venereal disease test device called Phemtest. Mr. Okimoto received no cash payment in consideration for the assignment of the above mentioned patent rights, but is entitled to receive a 5% royalty on gross sales of Phemtest (See "Description of Business-Technology; Intellectual Property). To date, no such sales have occurred.
The product, a disposable venereal disease test device for women, was developed during the early 1980s; the first patent application was filed in 1985. The test is based on the pH level reading of the vaginal tract to determine the presence of bacterial infection. A pH reading of higher than
4.5 is an indication that a pathology exists and that the patient should see a physician for precise diagnosis and treatment. The prototype has a retractable tip that can be extended well into the vestibule of the vagina.

        Our product development efforts remain focused on the PlexLife system for platelet preservation. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. FDA approval will also be required; there can be no assurance that such approval will be obtained.

PRODUCT DEVELOPMENT

        We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. Thus far we have used it only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles participation will increase as we meet with the FDA to proceed with clinical trials.

        As an overall strategy, we intend to limit the number of claims for our Plexlife system and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We believe that this should provide a shorter time to market.

DEVELOPMENT PHASES

        We have developed a 3-phase development strategy that considers FDA and international approval processes.

* Phase 1 Platelet Preservation - Refrigeration

        Our plan is to store platelets under refrigeration for 7 to 9 days using our proprietary solution and process. Refrigerated platelets should exhibit superior quality and lower bacteria growth than platelets stored at room temperature. Currently, we are able to store platelets for five days with intact and functional platelets but diminished disc count, a marker used to predict survival of platelets after infusion. Our solutions and process thus far should allow for the direct infusion of platelets without the need to wash out toxins.


* Phase 2 Platelet Preservation - Sub-Zero Storage

        Once we show that refrigerated platelets can be stored for 7 to 9 days with 50% disc survival, then we can consider using our hyperbaric container to store platelets at below the freezing point of water to further reduce the metabolic process and thereby increasing the storage time longer than is possible under refrigeration. Further research is required but our objective is to store platelets for 13 days or longer using this method. Only limited testing has been conducted to this date showing intact platelet survival after 13 days under sub-zero storage conditions. There were no tests for discs conducted at the time the tests were done.

* Phase 3 Organ Preservation

        Limited development efforts were conducted to find a viable alternative to current storage methods. We believe that a direct replacement to existing solutions is possible but with advantages such as cost, non-refrigeration during transportation and non toxic preservation solutions. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times.
The development process includes the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.

        Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each stage.

COMPETITION

        As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus for viral inactivation of platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We have limited funds with which to develop products and services, and many of our competitors have
significantly more resources than we do.    These companies are active in
research and development of biological material preservation, and we do not know the current status of their development efforts. Most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

        LifeCell Corporation is attempting to develop and obtain FDA approval for extending the storage time of blood platelets using cryo-preservatives. Cerus Corporation has developed a viral inactivation product for platelets that is intended to eliminate or reduce viral testing requirements. This product is now in clinical trials. These products, if approved, could have a material adverse impact on the market for extending platelet storage times using our technology. We believe that most, if not all, of our competitors use toxic chemicals such as Dimethyl Sulfoxide (DMSO) to preserve platelets, and store organs and other biologic material. It is our intent to achieve longer preservation of such material and provide higher quality material by using non-toxic solutions and by storing the biologic material at refrigerated temperatures for moderate storage times and below the freezing point of water, without destroying the cellular integrity of the material, for longer storage times. We also believe that our approach will be inexpensive in comparison to alternative preservation methods because the toxic solutions used by our competition must be removed from the material before use in most cases. The solution we use for platelet preservation is intended to be directly usable.

TECHNOLOGY; INTELLECTUAL PROPERTY

        Prior to the formation of our company, Vladimir Serebrennikov, our Technical Director of Research and Development, conducted independent research over a ten-year period, involving research concerning the preservation of biologic material using high pressure. After we were incorporated in February 1998, the knowledge he gained was applied to the preservation of blood platelets, a market focus of our company. New methods were developed in the container hardware design, processes and solutions for platelets, which continue to evolve as we continue our research and development effort.

        On June 1, 1998, we were assigned the entire worldwide right, title and interest in a preservation technology applicable to, but not limited to platelets, red blood cells, heart valves, tissue and organs. This technology concerned all of the discoveries, concepts and ideas whether patentable or not, invented and developed by Messrs. Babak and Serebrennikov. We issued 877,500 shares of common stock to each of Messrs. Babak and Serebrennikov.

        A patent application covering the hardware design of the container, preservation methodologies and processes was filed by us in October 1998, followed by a continuation-in-part (CIP), which was filed by us in February of 1999, covering our solutions and other preservation methodologies. We expect that additional patents will follow for organ preservation and other biologic material as such systems are developed. We are hopeful that our patents and other intellectual property protection will enable us to compete effectively.

        In October 1999, we filed an international application with the Patent Cooperation Treaty based on our U.S. patent application, designating all countries and regions. We believe that the patent and its extensions,if granted, will protect the current core technology and provide us with a long-term competitive advantage in the market.

        Existing technology for storing platelets is comprised of rocking platelets in plasma at room temperature. It is necessary to develop special plastic bags with defined gas permeability that allows platelets to be stored for up to five days.

        Our technology preserves platelet membrane integrity and reduces metabolic activities to very low rates, allowing prolonged storage times. We believe that platelets stored using this technology will also have superior function after transfusion, compared to platelets stored with the existing methodology.

We purchased the patents for a product titled Phemtest from Paul
Okimoto, an officer and director, in September 1998. The patent "VENEREAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued in November 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued in August 1990. In the purchase agreement for the patents, we agreed to pay the law firm of Flehr, Hohbach, Test and Herbert, the sum of $1,375 as a patent maintenance fee to assure that the patents would remain in force. This sum was paid in August 1998. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of Common Stock of the Company, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.

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

GOVERNMENT REGULATION

        The FDA and the European Union ("EU") have regulations for the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

        We believe that all of the products currently in development will require FDA approval prior to marketing. Our initial products are at the prototype development stage and preclinical testing. We intend to submit our initial IND/IDE (Investigational New Drug Exemption and Investigational Device Exemption, respectively) as soon as sufficient preclinical data is obtained. Both of these exemptions must be filed with the FDA prior to conducting clinical trials on human subjects. The successful completion of clinical trials is the final step toward receiving FDA approval of our product for marketing. Our anticipated first product is a set of solutions and process used to store platelets at refrigerated temperatures by blood centers. As such, we must obtain regulatory approval from the FDA to market the solutions and process. In addition, if a device is required in the processing or storage of platelets, we must obtain regulatory approval from the FDA to market the device and the platelet product to be stored in our device.

        We intend to pursue 510(k) approval of our storage device, although there is a possibility that the FDA could determine that an application for a new device may be required. A 510(k) submission will require a showing of "substantial equivalence" to one or more legally marketed devices. Regulatory review of a 510(k) application should take a few months less than that for a new device application. We believe that in either case the data required would be approximately the same, preclinical and clinical data demonstrating safety and efficacy.

        In order for us to receive FDA 510(k) approval, we believe that we will need to show that platelets stored utilizing our device are equivalent to platelets stored using currently approved methods. We would do this utilizing laboratory tests of platelet function and results of a clinical trial. If we determine that we will pursue new claims for platelets stored using our device, more extensive clinical trials would be necessary. We do not expect to pursue new claims initially, even if we believe that some may be supported by our research.

        We currently intend to file our initial IND/IDE in mid-year 2001. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

        As an approved medical device, our storage product must be manufactured according to Quality Systems Regulations ("QSR") and Good Manufacturing Practices ("GMP"). We intend to be in compliance with these regulations during product development. It is our plan to manufacture our product devices through contract manufacturers experienced in the FDA regulations and familiar with QSR requirements and whose facilities are in
compliance with QSR.   We will audit all contract manufacturers to help assure
proper compliance. Components of the device are comprised of usual metals, plastics, and electronic parts and should generate no unusual disposal streams.

        Russian regulations governing patents and procedures for ownership of patents have an effect on us to the extent that any patentable products or ideas developed through the branch personnel will be our property as long as the agreements with employees and outside sub-contract personnel stipulate that such inventions shall be assigned to us. It is our practice to require that all personnel and outside contractors sign such an agreement.

        The assignment of products developed or patents granted prior to any payment by us for the development of a product would require approval by the Russian government. Even though Mr. Serebrennikov holds some patents individually which could relate to our technology, we have elected not to purchase these existing patents held by Mr. Serebrennikov because they have become public domain outside of Russia, and because we do not feel that they are important to our business.

EMPLOYEES

        We presently have 16 employees, including 5 in the U.S. and 11 in Russia, comprised of 12 employees in research and development, one in marketing and sales, and three in administration. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE ARE A DEVELOPMENT STAGE COMPANY, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We are a development stage company, and have yet to produce or sell any products or services. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered
by early stage companies in new and rapidly evolving markets.   If we are
unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE, AND OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

        Since our inception in 1998, we have incurred losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2000 and December 31, 1999 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        We have no revenue history, and cannot forecast with any degree of certainty the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

-       our ability to attract new and repeat customers;

- our ability to keep current with the evolving requirements of our target market;

-       our ability to protect our proprietary technology;

- the ability of our competitors to offer new or enhanced products or services; and

- unanticipated delays or cost increases with respect to research and development.

        Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

DILUTION OF COMMON SHAREHOLDERS.

        The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings. In addition, the holders of such options and warrants might exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs. We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel as our business grows.

        Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of these executive officers or key employees could materially and adversely affect our business. We currently do not have any "key person" insurance on any of our executive officers or key employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

        The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. A potential competitor could develop a technology that is competitive or superior to ours.

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate that,based on our short-term forecast of raising additional funds of $1.2 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until April 2002. To date, however, we have not entered into any arrangements for equity or debt financing, and had no funds available at December 31, 2000. Thereafter, we will need to raise additional capital. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

        We intend to establish various strategic alliances. We may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into strategic alliances, our partners may not attract
significant numbers of customers.   Our inability to enter into new
distribution relationships or strategic alliances could have a material and adverse effect on our business.

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

        We may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other companies. If we buy another company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions the issuance of which could be dilutive to our existing shareholders.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

        To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.
In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR COMMON STOCK IS "PENNY STOCK".

        The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs.

        Factors that could cause such volatility in our common stock may include, among other things:

-  actual  or  anticipated fluctuations in our quarterly operating results;
-  announcements of  technological  innovations;
-  changes  in  financial  estimates  by  securities  analysts;
-  conditions  or  trends  in our industry;  and
-  changes  in  the  market  valuations  of  other comparable companies.

        In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity for our common stock.

        The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of $6 million for 3 years.

        Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

SOME OF THE INFORMATION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING
STATEMENTS.

        Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

-     discuss  our  expectations  about  our  future  performance;

- contain projections of our future operating results or of our future financial condition; or

-     state  other  "forward-looking"  information.

        We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.


ITEM 2. DESCRIPTION OF PROPERTY.

        We do not own or lease any real property in the United States. Our principal address as reported herein is the residence of one of our employees. Although the real estate leasehold market in California is highly competitive, we believe that, as we require facilities in California we will be able to find such available facilities at a reasonable cost.

        Our primary research and development effort is conducted at our facility in Kransnoyark, Russia. We lease this facility pursuant to a month-to-month lease.

Item 3. LEGAL PROCEEDINGS.

        We are not aware of any pending or threatened legal proceedings to which we are a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Since May 18, 1999, our common stock has been traded on the OTC Bulletin Board under the symbol "HYRB" and "HYRBE". The following table sets forth, for the periods indicated closing prices for the common stock as reported by the OTC Bulletin Board. The quotations do not reflect adjustments for retail mark- ups, mark-downs or commissions, and may not necessarily represent actual transactions. The following quotations should not be construed to imply that an established trading market exists for the common stock; trading to date has been sporadic.

    2000        High     Low

4th Quarter     $0.59   $0.26
3rd Quarter     $1.50   $0.40
2nd Quarter     $1.75   $1.01
1st Quarter     $1.75   $0.50

    1999        High     Low

4th Quarter     $1.75   $0.75
3rd Quarter     $2.28   $0.59
2nd Quarter     $1.00   $0.25


        The market price for our common stock has historically been volatile. Significant volatility in the market price of shares of our common stock may arise in the future due to factors such as our developing business, historic losses and relatively low price per share. In addition, future announcements concerning us or our competitors may have a significant impact on the market price of the common stock. Such announcements might include financial results, the results of testing, technological innovations, new commercial products, changes to government regulations, developments concerning proprietary rights, or litigation. As long as there is only a limited public market for the common stock, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and the offering of a significant number of shares of common stock at one time could cause a severe decline in the price of the common stock.

        There are currently approximately 2,538,300 outstanding shares of our common stock which are freely tradable. The remaining 7,043,983 outstanding shares will become freely tradable in accordance with the requirements of Rule 144, including the shares included in the table below concerning certain recent private placements or sales of restricted securities. Any shares held by an officer or director, which would otherwise be freely tradable, will be subject to the resale limitations under Rule 144. In general, under Rule 144, as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned shares for at least one year would be entitled to sell, within any three month period, that number of shares that does not exceed one percent of the then-outstanding shares of common stock, provided certain manner of sale and notice requirements and public information requirements are satisfied. In addition, our affiliates must comply with the restrictions and requirements of Rule 144, other than the one-year holding period requirement, in order to sell shares of common stock. As defined in Rule 144, an "affiliate" of an issuer is a person who, directly or indirectly, through the use of one or more intermediaries controls, or is controlled by, or is under common control with, he issuer. Under Rule 144(k), a holder of "restricted securities" who is not deemed an affiliate of the issuer and who has beneficially owned shares for at least two years would be entitled to sell shares under Rule 144(k) without regard to the limitations described in this paragraph.

        Our common stock was held of record by 135 individuals as of march 15, 2001.

        No dividends have been declared or paid by us on our common stock since inception.


RECENT SALES OF UNREGISTERED SECURITIES

        Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2000. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

(1) In February 2000, we undertook a private placement of 2,000,000 shares of common stock at a price of $1.50 per share. For every two shares of common stock purchased, the purchaser also received a two-year warrant to purchase an additional share of common stock at an exercise price of $2.50 per share. We closed this private placement in June 2000, and issued 224,500 shares of common stock. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

(2) During the year ended December 31, 2000, we issued an aggregate of 206,700 shares of common stock pursuant to the conversion of promissory notes (including interest accrued to the date of conversion) in the aggregate amount
of $67,500.   The issuances were made in reliance on Section 4(2) of the
Securities Act of 1933, as amended, and/or Regulation D, and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

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

        We anticipate filing a second patent application relating to platelet preservation during the next twelve months, which we believe will strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        We did not generate revenue in the years ended December 31, 2000 and 1999. We are a development stage company in the third year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

        We incurred $2,176,100 in general and administrative expenses during the year ended December 31, 2000, as compared to $807,000 of general and
administrative expenses during the year ended December 31, 1999.   The
increase was due primarily to a significant expansion in our use of stock-based compensation, which equaled $1,474,200 during the year ended December
31, 2000, compared to $304,300 in the comparable period in 1999.   Due to our
need to conserve operating cash, we utilized stock-based compensation to expand our business and retain several employees and consultants in 2000. The remainder of the increase was due to expenses related to our reporting and other obligations as a public company.

        We expensed $265,200 on research and development in the year ended December 31, 2000, compared to research and development expenses of $212,500 in the year ended December 31, 1999. The slight increase was due to an expansion of our research and development efforts.

        Our sales and marketing expenses remained essentially level, totaling $57,100 in the year ended December 31, 2000, compared to $52,100 in the year ended December 31, 1999. We intend to maintain a minimal sales and marketing effort until our products are ready for introduction into the market.

        Interest income equaled $500 for the year ended December 31, 2000, compared to $600 in the year ended December 31, 1999. This interest income reflected the minimal cash reserves that we maintained in these years. We incurred interest expense of $137,000 during the year ended December 31, 2000, compared to interest expense of $26,400 during the year ended December 31, 1999. The increase was due to interest recorded on a promissory note that we issued in June 2000, and on promissory notes that we issued pursuant to a rescission offer conducted in the third quarter of 2000.

        Based on these expenses, we incurred a net loss of $2,635,700 for the year ended December 31, 2000, compared to a loss of $1,098,200 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through financing from the founders and private investors, a public offering under Regulation D, Rule 504 and private placements under Regulation D, Rule 505.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success is dependent on funding from private placements. At the present time however, we have no agreements or other arrangements for any such private placements. We had no funds available at December 31, 2000.

        We currently anticipate that based on our short-term forecast of raising additional funding of $1.2 million in the foreseeable future, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until April 2001. Therefore, we will need to raise additional capital. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations.

        Our operating plan for calendar year 2001 is focused on development of our products. It is our estimate that a cash requirement of $3,000,000 is necessary to support this plan. The expense estimates total $2,650,000 for operating expenses and $350,000 for capital expenditures.

        We are in the second year of research and development, with an accumulated loss during the development stage of $4,005,900. As of December 31, 2000, we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding, in the future, necessary to complete our intended research and development activities.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as maybe required, and ultimately to obtain profitability. The report of our independent certified public accountants on our financial statements contains a paragraph regarding our ability to continue as a going concern.

Item 7. Financial Statements







                      HYPERBARIC SYSTEMS
                 (A DEVELOPMENT STAGE COMPANY)

                     FINANCIAL STATEMENTS

(With Report of Independent Certified Public Accountants Thereon)





TABLE OF CONTENTS


                        PAGE NO.

Report of Independent Certified Public Accountants      1

Financial Statements
--------------------

Balance sheet                                           2

Statements of operations                                3

Statement of stockholders' deficit                      4

Statements of cash flows                                5

Notes to financial statements                           6






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Hyperbaric Systems
(A Development Stage Company)
Palo Alto, California

We have audited the accompanying balance sheet of Hyperbaric Systems (A Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999 and for the period from February 26, 1998 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperbaric Systems as of December 31, 2000, and the results of its activities and cash flows for the years ended December 31, 2000 and 1999 and for the period from February 26, 1998 (Inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




L.L. Bradford & Company, LLC
March 14, 2001
Las Vegas, Nevada





                        BALANCE SHEET



                           ASSETS

Current assets
        Prepaid expenses and other current assets                       $9,100
                Total current assets                                     9,100

Fixed assets, net                                                        7,400

Total assets                                                           $16,500

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Bank overdraft                                                    $500
        Accounts payable                                               111,900
        Accrued liabilities                                            139,200
        Stockholder payables                                           301,900
        Note payable - related party                                    68,900
        Convertible note payable - related party                       166,000
        Stock subject to recission                                     266,800
                Total current liabilities                            1,055,200

Total liabilities                                                    1,055,200

Commitments and contingencies                                               --

Stockholders' deficit
        Common stock; no par or stated value; 50,000,000 shares
           authorized, 8,136,200 shares issued and outstanding       3,818,600
        Unamortized loan fees related to options to purchase
                common stock - related party,  net                    (656,200)
        Prepaid consulting services paid in common stock              (195,200)
        Accumulated deficit during development stage                (4,005,900)
                Total stockholders' deficit                         (1,038,700)

Total liabilities and stockholders' deficit                            $16,500





STATEMENT OF OPERATIONS


                                                                                              February 26, 1998
                                                                  Year ended December 31,     (Inception) Through
                                                                   2000            1999        December 31, 2000

Revenue                                                     $         --    $            --      $         --

Operating expenses
        General and administrative
                Stock based compensation                       1,474,200            304,300         1,788,700
                Other general and adminstrative expenses         701,900            502,700         1,357,900
        Total general and administrative                       2,176,100            807,000         3,146,600
        Research and development                                 265,200            212,500           566,000
        Sales and marketing                                       57,100             52,100           130,000

                Total operating expenses                       2,498,400          1,071,600         3,842,600

Loss from operations                                          (2,498,400)        (1,071,600)       (3,842,600)

Other income (expense)
        Interest income                                              500                600             2,500
        Interest expense                                        (137,000)           (26,400)         (163,400)

Loss before provision for income taxes                        (2,634,900)        (1,097,400)       (4,003,500)

Provision for income taxes                                           800                800             2,400

Net loss                                                    $ (2,635,700)    $   (1,098,200)     $ (4,005,900)

Basic and diluted loss per common share                     $      (0.37)    $        (0.18)     $      (0.65)

Basic and diluted weighted average
        common shares outstanding                              7,124,800          6,171,300         6,130,770









STATEMENT OF SHAREHOLDER'S EQUITY

                                                                                                                   Loan Fees
                                                                                                               Related to Options
                                                                                      Common Stock                to Purchase
                                                                             Shares             Amount            Common Stock
Balance at February 26, 1998 (Date of inception)                                  --          $         --      $         --

Issuance of common stock in February 1998 for founders' services           4,058,000                10,200                --

Issuance of common stock for cash in April, July and December 1998           413,600               118,400                --

Issuance of common stock in September 1998 in Reg. D offering,
  net of offering cost of $10,600                                          1,000,000               239,400                --

Issuance of common stock in September 1998 for cash paid and
   services, net of offering cost of $149,400                                600,000                   600                --

Net loss                                                                          --                    --                --

Balance, December 31, 1998                                                 6,071,600               368,600                --

Issuance of common stock and warrants for cash during 1999 from Reg.
  D offering dated September 1, 1999, net of offering costs of $163,000      287,200               379,500                --

Exercise of stock options in August 1999                                      31,000                   400                --

Issuance of common stock for services in May and December 1999                 5,200                 7,800                --

Issuance of warrants in August and September 1999 in connection
  with debt securities                                                           --                 24,800                --

Stock based compensation relating to options and warrants                        --                296,500                --

Net loss                                                                         --                     --                --

Balance, December 31, 1999                                                6,395,000              1,077,600                --

Issuance of common stock and warrants for cash during 2000 from Reg.
  D offering dated September 1, 1999, net of offering costs of $25,800      140,100                184,400                --

Issuance of common stock and warrants for cash during 2000 from Reg.
  D offering dated February 2, 2000, net of offering costs of $28,100       224,500                308,700                --

Issuance of common stock for cash                                            81,200                 24,400                --

Stock options and warrants exercised                                        390,600                 28,900                --

Issuance of common stock in satisfaction of promissory note issued as
  a result of recission offering                                            206,700                 67,500                --

Recission of common stock related to Reg. D offering dated
  September 1, 1999 and February 2, 2000                                   (222,900)              (334,400)               --

Issuance of common stock in satisfaction of promissory note                  13,500                  5,000                --

Issuance of common stock for prepaid consulting
  services in October and December 2000                                     907,500                335,100                --

Amortization of prepaid consulting services                                      --                     --                --

Stock based compensation relating to options and warrants                        --              1,334,300                --

Loan fees related to options to purchase common stock                            --                750,000          (750,000)

Deemed interest expense related to conversion feature of note payable            --                 37,100                --

Current period amortization of loan fees
  related to options to purchase common stock                                    --                     --            93,800

Net loss                                                                         --                     --                --

Balance, December 31, 2000                                                8,136,200             $3,818,600       $  (656,200)





STATEMENT OF OWNER'S EQUITY (continued)




                                                                           Prepaid Consulting                          Total
                                                                            Services Paid in       Accumulated      Stockholders'
                                                                             Common Stock           Deficit           Deficit
Balance at February 26, 1998 (Date of inception)                        $            --          $         --    $          --

Issuance of common stock in February 1998 for founders' services                     --                    --           10,200

Issuance of common stock for cash in April, July and December 1998                   --                    --          118,400

Issuance of common stock in September 1998 in Reg. D offering,
  net of offering cost of $10,600                                                    --                    --          239,400

Issuance of common stock in September 1998 for cash paid and
   services, net of offering cost of $149,400                                        --                    --              600

Net loss                                                                             --              (272,000)        (272,000)

Balance, December 31, 1998                                                           --              (272,000)          96,600

Issuance of common stock and warrants for cash during 1999 from Reg.
  D offering dated September 1, 1999, net of offering costs of $163,000              --                    --          379,500

Exercise of stock options in August 1999                                             --                    --              400

Issuance of common stock for services in May and December 1999                       --                    --            7,800

Issuance of warrants in August and September 1999 in connection
  with debt securities                                                               --                    --           24,800

Stock based compensation relating to options and warrants                            --                    --          296,500

Net loss                                                                             --            (1,098,200)      (1,098,200)

Balance, December 31, 1999                                                           --            (1,370,200)        (292,600)

Issuance of common stock and warrants for cash during 2000 from Reg.
  D offering dated September 1, 1999, net of offering costs of $25,800               --                    --          184,400

Issuance of common stock and warrants for cash during 2000 from Reg.
  D offering dated February 2, 2000, net of offering costs of $28,100                --                    --          308,700

Issuance of common stock for cash                                                    --                    --           24,400

Stock options and warrants exercised                                                 --                    --           28,900

Issuance of common stock in satisfaction of promissory note issued as
  a result of recission offering                                                     --                    --           67,500

Recission of common stock related to Reg. D offering dated
  September 1, 1999 and February 2, 2000                                             --                    --         (334,400)

Issuance of common stock in satisfaction of promissory note                          --                    --            5,000

Issuance of common stock for prepaid consulting
  services in October and December 2000                                        (335,100)                   --               --

Amortization of prepaid consulting services                                     139,900                    --          139,900

Stock based compensation relating to options and warrants                            --                    --        1,334,300

Loan fees related to options to purchase common stock                                --                    --               --

Deemed interest expense related to conversion feature of note payable                --                    --           37,100

Current period amortization of loan fees
  related to options to purchase common stock                                        --                    --           93,800

Net loss                                                                             --            (2,635,700)      (2,635,700)

Balance, December 31, 2000                                                  $  (195,200)         $ (4,005,900)    $ (1,038,700)






STATEMENT OF CASH FLOW


                                                                                                          February 26, 1998
                                                                         Year ended December 31,         (Inception) Through
                                                                           2000            1999           December 31, 2000

Cash flows from operating activities:
        Net loss                                                     $(2,635,700)     $(1,098,200)          $(4,005,900)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
                Stock based compensation                               1,474,200          304,300             1,788,700
                Depreciation                                               1,800              600                 2,400
                Deemed interest expense                                   37,100               --                37,100
                Amortization of discount and loan fees
                        on notes payable                                  93,800           24,800               118,600
        Changes in operating assets and liabilities:
                Increase in prepaid expenses and other assets             (5,800)          (2,300)               (9,100)
                Increase in bank overdraft                                   500               --                   500
                Increase (decrease) in accounts payable                  (17,100)         117,400               111,800
                Increase in accrued liabilities                           35,200           97,200               139,200
                Increase in stockholder payables                         188,700           69,600               271,200
                        Net cash used by operating activities           (827,300)        (486,600)           (1,545,500)

Cash flows from investing activities:
        Purchase of fixed assets                                          (6,100)          (2,700)               (9,800)
                        Net cash provided by investing activities         (6,100)          (2,700)               (9,800)

Cash flows from financing activities:
        Proceeds from issuance of common stock                           546,400          379,900             1,284,700
        Proceeds from borrowing on notes payable                         234,900           64,200               299,100
        Principal payments on notes payable                                   --          (28,500)              (28,500)
                        Net cash provided by financing activities        781,300          415,600             1,555,300

Net increase in cash and cash equivalents                                (52,100)         (73,700)                   --

Cash and cash equivalents, beginning of period                            52,100          125,800                    --

Cash and cash equivalents, end of period                              $        -       $   52,100           $        --

Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                    $      800       $    1,600           $     2,400
        Cash paid for interest                                        $      300       $      200           $       500

Schedule of non-cash financing activities:
        Principal payments on notes payable through the
                issuance of common stock                              $    5,000       $       --           $     5,000

        Recission of common stock related to Reg. D offering
                dated September 1, 1999 and February 2, 2000          $  334,400       $       --           $   334,400

        Issuance of common stock in satisfaction of
                promissory note issued as a result of recission
                offering                                              $   67,500       $       --           $    67,500

        Issuance of common stock for prepaid consulting services      $  335,100       $       --           $   335,100

        Loan fees related to options to purchase common stock         $  750,000       $       --           $   750,000



                     NOTES TO FINANCIAL STATEMENTS



1.      DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Hyperbaric Systems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the third year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,635,700 for the year ended December 31, 2000. The Company is in the third year of research and development, with an accumulated loss during the development stage of approximately $4,005,900, a stockholders' deficit of approximately $1,038,700 and a working capital deficiency of approximately $1,046,100 as of December 31, 2000. As of December 31, 2000, management is uncertain as to the completion date or if the product will be completed at all.

Management's plan, in this regard, is to raise financing of approximately $2,500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing research for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

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

Stock split - On July 21, 1998, the Company completed a four for one stock split. All shares and per share data have been restated to reflect the stock split.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high quality institutions. At times, such funds may be in excess of the Federal Insurance Corporation limit of $100,000.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).




1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Research and development costs - Research and development expenditures are charged to expenses as incurred.

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

New accounting pronouncement - In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarters of fiscal years beginning after June 15, 2000.

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Fair values of financial instruments - The carrying amounts of accounts payable, accrued liabilities, and stocks subject to rescission approximate fair value because of the short-term maturity of these instruments.







1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES
(continued)

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98'). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2000 and 1999, options and warrants to purchase 1,935,500 and 1,325,300 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

Reclassification - The financial statements from 1999 and 1998 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.      FIXED ASSETS

        A summary of fixed assets of December 31, 2000 follows:

        Equipment                         $             9,800
        Less: accumulated depreciation                  2,400
                                                      -------
                                          $             7,400
3.      ACCRUED LIABILITIES

        A summary of accrued liabilities of December 31, 2000 follows:

        Wages payable                     $            81,500
        Accrued expenses                               57,700
                                                      -------
                                          $           139,200

4.      RELATED PARTY TRANSACTIONS

The Company has entered into various stock purchase agreements and employment contracts with stockholders of the Company. As of December 31, 2000, the following transactions and/or agreements have been consummated:

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



4.      RELATED PARTY TRANSACTIONS (continued)

On February 26, 1998, the Company issued 60,000 shares of common stock valued at $0.0025 per share to a director of the Company for services rendered in organizing meetings with potential business partners and providing general business consultation services. On April 6, 1998, this director purchased 60,000 additional shares of common stock for $0.25 per share and was issued a warrant to purchase 50,000 shares of restricted common stock at $0.375 through March 24, 2000. In July 1998, this director purchased 73,600 additional shares of common stock for $0.25 per share and was issued an option to purchase 20,000 shares of common stock at $0.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan. In May 1999, this director purchased 3,000 additional shares of common stock for $1.50 per share. In August 1999, this director exercised the vested portion of this stock option and purchased 6,000 shares of common stock.

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

On June 1, 1998, the Company entered into an Agreement of Assignment of Patent and Technology with Leonid Babak and Vladimir Serebrennikov whereby these individuals assigned to the Company the entire worldwide right, title and interest in and to their invention of technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement of Assignment of Patent and Technology, each individual received 877,500 shares of the Company's common stock with an ascribed value of $2,200, determined at the time of issuance on February 26, 1998 at $0.0025 per share, which has been expensed as research and development.

On June 24, 1998, the Company appointed Eric Slayton, President of Global Healthcare, to be a member of the advisory board. The Company granted to Mr. Slayton an option to purchase 40,000 shares of common stock of the Company at $0.025 per share pursuant to the Company's Non-Statutory Incentive Stock Option Plan.

On September 1, 1998, the Company entered into a purchase agreement with Paul Okimoto, an officer and director of the Company, acquiring all rights to a disposable venereal disease test device called Phemtest, for which Mr. Okimoto owned the patent. The Company paid to the law firm of Flehr, Hohbach, Test and Herbert, $1,375 for the patent maintenance fee, and has also agreed to pay Mr. Okimoto a royalty payment of 5% of gross of Phemtest for the next five years.



4.      RELATED PARTY TRANSACTIONS (continued)

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

On October 28, 1999, the Company entered into an employment agreement with the then Chief Financial Officer and Secretary for a minimum term of one year.
The compensation ranged from $6,000 to $9,200 per month. In addition, he was granted three options to purchase 150,000 shares of restricted common stock at $0.25, $0.50 and $1.62 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, he was eligible for a bonus of $1,000 after January 1, 2000.

On November 20, 1999, the Company entered into a consulting agreement for receiving market information, technical contacts and business and investor contacts. In consideration, the Company issued warrants to purchase up to 800,000 shares of common stock at an exercise price of $1.50 per share. The warrants expired on June 30, 2000.

During fiscal year 2000, a stockholder relinquished 320,000 shares of the Company's common stock held by this stockholder to three consultants to satisfy outstanding amounts due to them. The stockholder subsequently received 330,000 shares of the Company's common stock from the Company to replace shares relinquished to these consultants. The value of the shares relinquished and 10,000 additional shares issued to the stockholder by the Company, have been allocated between stock based compensation approximating $56,400 and prepaid consulting services related to issuance of common stock approximating $48,300 as of December 31, 2000.

On March 27, 2000, the Company entered an Employment Agreement with Dr. Luis Toledo, a stockholder, whereby Dr. Toledo is employed as the Chief Medical Officer for a minimum term of one year and receives base compensation of $6,000 a month, which may be adjusted based on the Company's ability to raise defined amounts of capital. In addition, the Company granted an option to purchase 75,000 shares of common stock at $1.50. All stock options granted in a consulting agreement dated May 28, 1998 shall remain and continue to vest according to the defined schedule.

On January 1, 2000, the Company entered an Employment Agreement with Leonid Babak, a stockholder, whereby Mr. Babak is employed as the Branch Director of Russian Operations for a minimum term of one year and receives base compensation of $500 a month and $700 a month in fringe benefits.

On January 1, 2000, the Company also entered into a separate Employment Agreement with Vladimir Serebrennikov, a stockholder, whereby Mr.
Serebrennikov is employed as the Technical Director of Preservation Systems for a minimum term of one year and the Company pays Mr. Serebrennikov $500 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of the Phase I development within the agreed upon time frame.

Stockholder payables consist of the following at December 31, 2000:

Wages payable to stockholder employees  $       292,600
Accrued interest and other                        9,300
                                                -------
                                        $       301,900




5.      NOTE PAYABLE-RELATED PARTY

During fiscal year 2000, a stockholder and officer of the Company advanced a total of $68,900 to the Company under various unsecured notes bearing interest at 10% and due on demand.

6.      CONVERTIBLE NOTE PAYABLE-RELATED PARTY

During June 2000, the Company entered into an unsecured loan agreement with a stockholder to borrow a principal amount up to $500,000 of which a total of $166,000 has been drawn on as of December 31, 2000. The term of the loan is four years, with interest at 10%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to restricted common stock, at $0.75 per share, based on the unpaid principal and interest balances of the loan.

Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company anticipates it will record significant amounts of deemed interest in the future as funds are drawn on the loan. During the year ended December 31, 2000, the Company recorded $37,100 of deemed interest expense relating to this conversion feature. In the event the Company completes a public offering of shares of common stock for an aggregate amount of at least $1,000,000, the unpaid principal and accrued interest on the loan will be automatically converted into the Company's common stock.

The stockholder/lender was also granted a warrant to purchase 500,000 shares of the Company's common stock at $0.30 per share with life of four years. The fair value of the warrants as computed using the Black-Scholes option pricing model was $750,000 and recorded as unamortized loan fees related to options to purchase common stock - related party, of which $93,800 was recorded as interest expense during the year ended December 31, 2000. Subsequent to December 31, 2000 and through the date of this report, the Company has not borrowed additional funds under this loan agreement.

7.      STOCK SUBJECT TO RECISSION

On June 24, 2000, the Company extended to stockholders who purchased common stock under two Private Placement Memorandums dated September 1, 1999 and February 2, 2000, the option to rescind their investment ("Rescission Offer"). As a result of this Rescission Offer, the Company has rescinded approximately 222,900 shares with a value of $334,400 (based on an original offering price of $1.50 per share); see Note 8 for additional discussions. The terms of the Rescission Offer require the return of certificate(s) evidencing the investor's shares and warrants. In exchange, the Company will issue a promissory note payable upon the earlier of one year from the date of the note, or the receipt of funding sufficient to permit repayment of the principal and interest due under the note. The note will bear an interest rate of 10% per annum, compounded annually.

Stock subject to rescission totaling $266,800 as of December 31, 2000 relates to investors who either have accepted the offer and have not returned the certificate(s) evidencing the investor's shares and warrant, or no form of acceptance or decline was received by the Company. As of December 31, 2000, 463,200 shares of common stock are subject to rescission.




8.      COMMON STOCK

The Company undertook an offering, under Regulation D, Rule 504 pursuant to which it sold 1,000,000 shares of common stock at $0.25 per share to raise $250,000 via an Offering Memorandum dated August 15, 1998 (the "Offering"). The Offering commenced on August 15, 1998 and terminated on September 4, 1998. The transfer of 42,800 of the 1,000,000 shares is limited under the provisions of Rule 144(e) because these shares were issued to affiliates or control persons and are therefore control stock. The remaining 957,200 of the 1,000,000 shares were issued to non-affiliates and are therefore free trading.

All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities Exchange Commission (the (SEC") on September 9, 1998.

On June 21, 1999, the stockholders approved an increase in the authorized number of shares of common stock from 10,000,000 to 50,000,000 shares.

During fiscal year 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated September 1, 1999 and was effectively terminated on June 15, 2000, as discussed in Note 7. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000 and 1999, 140,100 and 287,200 shares of common stock, respectively, were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $1.50 per share.

In May and December 1999, the Company issued 5,200 shares valued at $1.50 per share to two unrelated parties for services rendered.

During fiscal year 2000, the Company undertook a private placement, under Regulation D, Rule 506 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated February 2, 2000 and was effectively terminated on June 15, 2000, as discussed in Note
7. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000, 224,500 shares of common stock were sold under the terms of this private placement.

The Company issued 206,700 shares of common stock during fiscal year 2000 related to conversion of promissory notes, as discussed in Note 7, totaling $67,500 resulting from the June 15, 2000 Rescission Offer.

During the third and fourth quarters of 2000, the Company issued 907,500 shares with a weighted average fair value of $0.37 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2000, $139,900 has been recorded as stock based compensation for the services with the remaining portion of $195,200 recorded as prepaid consulting services paid in common stock, which will be expensed when such services have been rendered.

9.      STOCK OPTION PLANS AND WARRANTS

        The Company adopted the following plans during 1998:

        Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2000, 600,000 shares have been authorized for option grants.




9.      STOCK OPTION PLANS AND WARRANTS (continued)

A summary of the status of this plan as of December 31, 2000, and changes during the period from February 26, 1998 (date of inception) to December 31, 2000 is presented in the following table:

                                      Shares                         Weighted
                                   Available for     Options      Average Exercise
                                       Grant        Outstanding        Price
----------------------------------------------------------------------------------
   Authorized, February 26, 1998
     (date of inception)              600,000               -       $       -
   Granted                           (250,000)        250,000            0.07
   Balance, December 31, 1998         350,000         250,000            0.07
   Granted                           (325,000)        325,000            0.58
   Forfeited                           75,000         (75,000)            .50
   Balance December 31, 1999          100,000         500,000            0.34
   Granted                            (75,000)         75,000            1.50
   Exercised                                -        (152,000)           0.03
----------------------------------------------------------------------------------
   Balance December 31, 2000           25,000         423,000       $    0.67



The weighted-average fair value of statutory stock options granted during 2000 and 1999 was $-- and $0.48, respectively.

The following table summarizes information about statutory stock options outstanding as of December 31, 2000:

                               Options Outstanding            Options     Exercisable
-------------------------------------------------------------------------------------

                                  Weighted
                     Number        Average        Weighted      Number      Weighted
      Range of     Outstanding    Remaining       Average     Exercisable   Average
      Exercise        as of      Contractual      Exercise       as of      Exercise
       Prices       12/31/00        Life            Price      12/31/00      Price
      ----------    --------      --------        --------     --------     --------
 $         0.025      48,000      2.4 years     $   0.025             -     $ -
 $   0.25 - 0.50     260,000      1.3 years     $    0.38        78,000     $ 0.38
 $   1.50 - 1.62     115,000      4.8 years     $    1.54        34,500     $ 1.54
      ----------    --------      --------        --------     --------     --------
                     423,000                    $    0.67       112,500     $ 0.74
      ----------    --------      --------        --------     --------     --------






9.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about statutory stock options granted during the year ended December 31, 2000:

                    Exercise Price
                       Equals,
                    Exceeds or is
   Number of          Less Than
   Options          Mkt. Price of          Weighted-
Weighted-
   Granted            Stock on             Average             Range of
Average Fair
   During 2000       Grant Date         Exercise Price     Exercise prices
Value
   ------------     ------------         ------------      ---------------
------------
        -             Equals         $          -        $          -        $
-
   75,000             Exceeds        $       1.50        $       1.50        $
-
        -            Less Than       $          -        $          -        $
-
   ------------     ------------         ------------      ---------------
------------
   75,000                            $       1.50        $       1.50        $
-
   ------------                          ------------      ---------------
------------


Compensation expense under APB No. 25 relating to statutory options that became exercisable in 2000 and 1999 was $-- and $5,600, respectively.

Employees may exercise their options to purchase their shares according to the following schedule:

                                         Rocky Umar    All others
         at inception                       20%            -
        after 1st year                      24%           30%
        after 2nd year                      32%           30%
        after 3rd year                      24%           40%

Non-Statutory Incentive Stock Options Plans

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2000, 2,000,000 shares have been authorized for option grants.





9.      STOCK OPTION PLANS AND WARRANTS (continued)

A summary of the status of this plan as of December 31, 2000 and changes during the period from February 26, 1998 (date of inception) to December 31, 2000 is presented in the following table:



Weighted
                                         Shares
Average
                                        Available       Options
Exercise
                                        For Grant     Outstanding        Price
    Authorized, February 26, 1998,
       (date of inception)              2,000,000              -      $      -
    Granted                              (800,000)       800,000          0.24
                                        ---------        -------          ----
    Balance, December 31, 1998          1,200,000        800,000          0.24
    Granted                              (142,500)       142,500          0.32
    Exercised                                   -        (31,000)         0.01
    Forfeited                             350,000       (350,000)         0.50
                                        ---------        -------          ----
    Balance, December 31, 1999          1,407,500        561,500          0.12
    Granted                              (352,500)       352,500          0.88
    Exercised                                   -       (191,000)         0.06
    Forfeited                                   -              -             -
                                        ---------        -------          ----
    Balance, December 31, 2000          1,055,000        723,000      $   0.40
                                        ---------        -------          ----


The weighted-average fair value of non-statutory stock options granted during 2000 and 1999 was $0.27 and $0.25, respectively.

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2000:

                                    Weighted
                       Number        Average        Weighted      Number
Weighted
        Range of     Outstanding    Remaining       Average     Exercisable
Average
        Exercise        as of      Contractual      Exercise       as of
Exercise
         Prices       12/31/00        Life            Price      12/31/00
Price
        ----------    --------      --------        --------     --------
--------
   $   0.01 - 0.03     257,500      2.5 years       $   0.03     287,000
$  0.03
   $   0.10 - 0.30     188,000      3.1 years       $   0.18      27,000
$  0.15
   $   0.50             75,000      3.1 years       $   0.50      22,500
$  0.50
   $   1.50            202,500      2.5 years       $   1.50      62,500
$  1.50

                       723,000                      $   0.40     399,000
$  0.29


The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2000 and 1999; no dividend yield; expected volatility of 150% and 33%; risk free interest rates of 5.7% and 4.6%; expected lives of 2.6 years for all plan options.



9.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about non-statutory stock options granted during the year ended December 31, 2000:


                    Exercise Price
                       Equals,
                    Exceeds or is
   Number of          Less Than
   Options          Mkt. Price of          Weighted-
Weighted-
   Granted            Stock on             Average             Range of
Average Fair
   During 2000       Grant Date         Exercise Price     Exercise prices
Value
   ------------     ------------         ------------      ---------------
------------
                        Equals        $          -      $                -
$          -
      102,500          Exceeds        $       1.50      $                -
$       0.02
      250,000         Less Than       $       0.63      $      0.01 - 0.10
$       0.38
   ------------     ------------         ------------      ---------------
------------
      352,500                         $       0.32
$       0.27
   ------------                          ------------      ---------------
------------






Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2000 and 1999 was $96,600 and $10,800, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 1999:


                                                             Weighted
                                                             Average
                                              Warrants       Exercise
                                             Outstanding      Price
                                             -----------    ---------
        Balance, February 26, 1998
           (date if inception)                        -     $       -
        Granted                                 100,000     $    0.38
                                             ----------     ---------
        Balance, December 31, 1998              100,000     $    0.38
        Granted                                 942,800     $    1.62
                                             ----------     ---------
        Balance, December 31, 1999            1,042,800     $    1.50
        Granted                               1,398,600     $    1.20
        Exercised                               (41,600)    $    0.34
        Expired                                (900,000)    $    1.38
        Forfeited                               (75,800)    $    2.50
                                             ----------     ---------
        Balance, December 31, 2000            1,424,000     $    2.36
                                             ==========     =========

The weighted average fair value of warrants granted during 2000 and 1999 was $0.84 and $0.44, respectively.





9.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about warrants outstanding at December 31, 2000:


                                      Weighted
                         Number        Average
                      Outstanding     Remaining        Number
        Exercise         as of       Contractual    Exercisable as
        --------      -----------    -----------    --------------
        Price          12/31/00         Life          12/31/00
   $    0.375           458,400      0.5 years         458,400
   $    1.50            746,300      0.6 years         746,300
   $    2.50            219,300        2 years         219,300
        --------      -----------    -----------    --------------
                      1,424,000                      1,424,000
                      ===========                   ==============


The following table summarizes information about warrants granted during the year ended December 31, 2000:


                    Exercise Price
                       Equals,
                    Exceeds or is
   Number of          Less Than
   Options          Mkt. Price of     Weighted-Weighted-   Granted          Stock on
   Average             Range of         Average Fair      During 2000      Grant Date
  Exercise Price    Exercise prices        Value
   ------------     ------------         ------------      ---------------------------
            -          Equals          $          -      $             -     $    -
      898,600         Exceeds          $       1.71      $   1.50 - 2.50     $ 1.10
      500,000        Less Than         $       0.30      $          1.50     $ 1.74
   ------------     ------------         ------------      ---------------------------
    1,398,600                          $       1.62                          $ 1.33
   ------------                          ------------      ---------------------------


The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2000 and 1999; no dividend yield; expected volatility of 150% and 157%; risk free interest rates of 5.7% and 5.3%; and expected lives of 1.5 and 1.5 years. Compensation expense relating to warrants granted for services in 2000 and 1999 was $1,237,700 and $280,100. In addition, a $24,800 discount on notes payable and stock offering costs totaling $111,800 were recorded in 1999 relating to warrants granted in connection with various debt and equity transactions and $94,800 was recorded in 2000 as interest expense relating to warrants granted in connection with a debt transaction.






10.     INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2000, the Company had a net operating loss carry forward of approximately $4,005,900 for both federal and state income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2009, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $1,724,600, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                       December 31,         December 31,
                                          2000                 1999

        Net operating loss         $   (1,362,000)       $    (465,900)
        Depreciation                           --                   --
        Total deferred tax assets      (1,362,000)            (465,900)
        Valuation allowance for
         deferred tax assets            1,362,000              465,900

        Net deferred tax assets    $           --        $          --


11.     SUBSEQUENT EVENTS

In January 2001, the Company entered into a consulting agreement to advise the Directors and Officers of the Company regarding general financial and business matters including mergers and acquisitions, capital structures, periodic preparation and distribution of research reports, etc. for 12 months from the date of the agreement. In consideration, the Company issued 200,000 shares of common stock.

In January 2001, the Company entered into a consulting agreement with three consultants to advise the Directors and Officers of the Company regarding general financial and business matters including due diligence studies, capital structures, periodic preparation and distribution of research reports, etc. for 12 months from the date of the agreement In consideration, the Company issued 510,000 shares of common stock.

F - 4

L.L. Bradford & Company, LLC
Certified Public Accountants & Consultants





Item 8. Change In and Disagreements with Accountant and
        Accounting and Financial disclosure.

Please see our current report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2001, regarding our change in accountants.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
The names, ages and respective positions of our current Directors and executive officers are as follows:

NAME                        AGE    POSITION

Harry Masuda                 56    President, Chief Executive Officer, and a
                                   Director

Paul Okimoto                 65    Chairman of the Board and Executive Vice
                                   President

Rocky Umar                   65    Vice President, Marketing

Dr. Luis Toledo              56    Chief Medical Officer

Dr. David Lucas              58    Scientific Director

George Tsukuda               56    Director

Leonid Babak                 51    Branch Chief of Russian Operations

Dr. Vladimir Serebrennikov   51    Technical Director of Research and
                                   Development for Preservation Systems

        There is no family relationship between any of our Directors and executive officers.

        Each Director holds office until the next annual meeting of shareholders and until his successor is elected and duly qualified. Executive officers are appointed by, and serve at the pleasure of, our Board of Directors.

        Set forth below is certain information regarding the business experience of each of the above persons.

   Harry Masuda joined us in February 1998 as the Chief Executive Officer, President, and a Director. Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University. From October 1997 to February 1998, Mr. Masuda was a business consultant, and he served as President of International Web Exchange from July 1995 to October 1997.

   Paul Okimoto joined us in February 1998 as Executive Vice President and a
Director.   Mr. Okimoto served as President of Sanhill Systems from 1991 to
January 1998.

  Luis Toledo, M.D., PhD., became our Chief Medical Officer in March 2000. Dr. Toledo is an internationally recognized authority on organ transplantation and preservation. He has authored 10 books on transplantation and related subjects, authored or co-authored 500 scientific publications, and contributed to chapters of 77 books. Dr. Toledo has held many medical staff positions including: Co-Chief, Transplantation and Director, Surgical Research at the Henry Ford Hospital, and Chief, Transplantation and Director, Research at
Mount Carmel Mercy Hospital. He is also currently the Director of Research at the Borgess Medical Center and is Director of the Michigan Transplant Institute. He also serves on the faculty of Michigan State University as Professor of Surgery and Director, Experimental Research Program.

  Rocky Umar joined us in May 1998 as Vice President of Marketing. Mr. Umar served as Senior Executive for Product Management, Marketing and Sales at Cogar Corporation, and was responsible for acquisitions, marketing and sales, and planning for Singer Company, Business Machines Division. Mr. Umar was also CEO of Witek, Inc. a wireless technology company. Mr. Umar also served as an information systems consultant from 1993 to April 1998.

  David Lucas, Ph.D., joined us in January 1999 as Scientific Director. Dr. Lucas obtained BA and Ph.D. degrees at Duke University and did postdoctoral work at Harvard Medical Center. His doctoral degree is in Microbiology and Immunology. He was a faculty member at the University of Arizona for 16 years where he taught medical students and graduate students. Previous industry positions were as Director of Research for American Qualex, an immunochemicals company; Vice President of Protein Technology, where he developed veterinary biologic products; Vice President for Research and Technology Transfer at Children's Hospital Oakland; and President of PediaPharm Corporation, a development stage pharmaceutical products company. Dr. Lucas served as President of PediaPharm Corporation from 1994 to October 1998.

  George Tsukuda became a member of our Board of Directors in  February
1998. Mr. Tsukuda was self-employed as a psychotherapist from 1987 to September 1996, working primarily with children through play therapy. After terminating his practice, he worked full-time on completing his doctoral dissertation in clinical social work through Smith College School of Social Work in Northhampton, Massachusetts. Mr. Tsukuda received his Ph.D. in August of 1998. Mr. Tsukuda has been a freelance writer since August 1998.

        Leonid Babak joined us in February 1998 as Branch Chief of Russian Operations. Mr. Babak graduated with a degree in physics and mathematics from Krasnoyarsk State University in Russia. He has held various positions within the University and the Geophysics department for the Metallurgy Ministry. He also was president of Krasnoyarsk Marketing, and a trading company called
Sibina TK.    Mr. Babak served as President of Sibina TK from 1997 to February
1998, and was President of Krasnoyarsk Marketing from 1992 to 1997.

        Vladimir Serebrennikov joined us in February 1998 as our Director, Research and Development of Preservation Systems. He received a degree in physics from Krasnoyarsk State University in Russia and a doctoral degree in physics from the same university, specializing in high hydrostatic pressure research. He taught physics at Krasnoyarsk State University from 1993 to 1998, and published numerous scientific papers related to high-pressure research phenomenon. Dr. Serebrennikov has received a number of patents related to high-pressure storage of biological material at low temperatures.

Committees of the Board of Directors

        We do not currently have an Audit Committee, Compensation Committee or any other committee of our Board of Directors.

Directors' Compensation

        Directors who are also our employees receive no compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

        We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the fiscal years ended December 31, 2000 and 1999. Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.


SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such forms received by us, we believe that, during the year ended December 31, 2000, that such persons complied with all filing requirements applicable to them except that reports on Form 5 were not timely filed by Harry Masuda, YN Faarkaghyn Shiaght Lorne House Trust Limited (Paul Okimoto), Leonid Babak, Vladimir Serebrennikov and Max Tanner.


ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer (the "Named Executive Officer") during the years ended December 31, 2000 and 1999. No other executive officers received cash compensation in excess of $100,000 during these years.



SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                                                     Long Term
Compensation
--------------------------------------------------------------------------------------------------------------------------
                            Annual Compensation                        Awards             Payouts
                            -------------------            --------------------------  ----------------   ----------------
(a)          (b)       (c)          (d)        (e)           (f)           (g)              (h)            (i)
--------------------------------------------------------------------------------------------------------------------------
Name and     Year    Salary ($)    Bonus   Other Annual    Restricted      Securities       LTIP          All Other
Principal                           ($)    Compensation    Stock           Underlying     Payouts ($)   Compensation ($)
Position                                       ($)         Award(s)($)   Options/SARs (#)
--------------------------------------------------------------------------------------------------------------------------
H. Masuda     2000    $52,000        -          -              -              -              -              -
   CEO        1999    $66,000        -          -              -              -              -              -
--------------------------------------------------------------------------------------------------------------------------



Option/SAR Grants in Last Fiscal Year

        No options or stock appreciation rights were granted to the Named Executive Officer during the year ended December 31, 2000.

Option Exercises and Year-End Option Values

        No options were exercised by the Named Executive Officer during the year ended December 31, 2000. At December 31, 2000, the Named Executive Officer did not hold any options to purchase our common stock.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2000, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group. All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998.


Principal Shareholders           Number of          Percent of
Name and Address                Shares Owned    Outstanding Shares

Harry Masuda 1127
Harker Avenue
Palo Alto, CA 94301                921,300            11.2%

YN Faarkaghyn Shiaght Lorne
House Trust Limited(1)
669 35th Street
Richmond, CA 94805                 917,500            11.2%

Leonid Babak31 Apt. 16
Novaja Zarja St.
Krasnoyarsk, Russia 66028          877,500            10.7%

Vladimir Serebrennikov
1A Apt 53 Academgorodok
Krasnoyarsk, Russia 66036          877,500            10.7%

Max C. Tanner
2950 E. Flamingo Rd.,
Suite G
Las Vegas, NV 89121                800,000             9.7%

All Officers and Directors
as a Group (8 persons)           2,257,847            27.5%



 (1) Paul Okimoto, an officer and director of the Company, acted as Trustee in receiving and forwarding the shares of HyperBaric Systems to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd.

Item 12. Certain Relationships and Related Transactions

         Certain initial shareholders of the Company were issued an aggregate of 4,371,600 shares of restricted common stock, valued at an aggregate of $78,645. These initial shares of restricted common stock were issued as follows:

SHAREHOLDER                                             SHARES
--------------------------------------------------      -------
Harry Masuda(1)                                         917,500
YN Faarkaghyn Shiaght Lorne House Trust Limited(2)      917,500
George Tsukuda(3)                                       153,600
Leonid Babak(4)                                         877,500
Vladimir Serebrennikov(5)                               877,500
Victor Ivashin(6)                                       320,000
Natalia Lazouto(7)                                       88,000
John Webley(8)                                           80,000

(1) Mr. Masuda, an officer and director of the Company, was issued 877,500 shares, on February 26, 1998, valued at $0.0025 per share, for services rendered in organizing and planning the initial business structure and for his over all business expertise and consultation. Mr. Masuda paid $0.25 per share for additional 40,000 shares, July 18, 1998.

(2) Paul Okimoto, an officer and director of the Company, in his capacity as Trustee to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi, was issued 877,500 shares on February 26, 1998 valued at $0.0025 per share, for services rendered in organizing meetings with potential business partners and providing business contacts.

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

Option Holder              Number of Shares    Grant Date    Expiration Date
Rocky Umar                     200,000          7/21/98        5/09/03
Luis Toledo                    200,000          7/21/98        5/27/03
Ardeth Sealy                    40,000          7/21/98        6/15/03
                                50,000         11/27/98       11/26/03
                                60,000          6/25/99        6/24/04
                                40,000         10/29/99        10/1/04
David Lucas                     75,000           1/1/99       12/31/03
                                75,000          6/25/99        6/24/04
Eric Slayton                    40,000          7/21/98        6/23/03
Vince Yalon                     40,000          7/21/98        6/24/03
Mike Strong                     40,000          10/1/98        9/30/03
Group of 13 Individuals        232,500          7/21/98 to     7/21/03 to
                                                 7/5/99         7/5/04


         On July 21, 1998, we issued to Max C. Tanner, our legal counsel at that time, 600,000 shares at $0.25 per share for services rendered and cash for an aggregate amount of $149,400.

         On May 10, 1998, we entered into an Employment Agreement with Rocky Umar whereby Mr. Umar was employed as our Vice President of Marketing for a minimum term of one year in exchange for a salary ranging from $2,000 per month to $10,000 per month, depending upon performance. This Agreement includes our payment of a commission equal to 1% of sales in excess of $1,500,000 during a consecutive six-month period, not to exceed a $100,000 commission per 12- month period. Mr. Umar has been granted an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Statutory Incentive Stock Option Plan. Further, Mr. Umar is eligible for a bonus of up to $5,000 after the first year of employment, for the sole purpose of exercising the stock options.

         On June 1, 1998, we entered into an Employment Agreement with Vladimir Serebrennikov whereby Mr. Serebrennikov was employed as the Technical Director of Preservation Systems for a minimum one-year term. We pay Mr. Serebrennikov $400 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones according to the Employment Agreement. On June 1, 1998, we also entered into an Agreement of Assignment of Patent and Technology with Mr. Serebrennikov. Mr. Serebrennikov assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement, Mr. Serebrennikov received 877,500 shares, valued at $0.0025 per share, of our restricted common stock. The amount which Mr. Serebrennikov was to be paid in these transactions was arrived at by negotiations between Mr. Serebrennikov and us.

          On June 1, 1998, we entered into an Employment Agreement with Leonid Babak whereby Mr. Babak is employed as our Branch Chief of Russian Operations for a minimum one-year term. We pay Mr. Babak $400 per month, which salary may be adjusted, with a bonus of $5,000 upon the successful completion of project milestones according to the Employment Agreement. On June 1, 1998, we also entered into an Agreement of Assignment of Patent and Technology with Mr. Babak. Mr. Babak assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement on Assignment of Patent and Technology, Mr. Babak received 877,500 shares, valued at $0.0025 per share, of our restricted common stock, as stated above. The amount that Mr. Babak was to be paid in these transactions was arrived at by negotiations between Mr. Babak and us.

          On May 28, 1998, we entered into a Consultant Agreement with Dr. Luis Toledo, whereby Dr. Toledo was appointed to our advisory board and is a consultant for a minimum term of one year. Also pursuant to the Agreement, we pay Dr. Toledo a commission equal to 5% of all sales within the organ transplant market for a five-year period from the date of the agreement, so long as Dr. Toledo remains a consultant and advisory board member. Such commission is limited to a total of $1,000,000. Further, Dr. Toledo has been granted options to purchase 200,000 shares of our restricted common stock at a price of $.025 per share pursuant to our Non-Statutory Incentive Stock Option Plan. Dr. Toledo is also eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member up to the expiration of the stock options for the sole purpose of exercising the stock options.

          On June 24, 1998, we invited Eric Slayton, President of Global Healthcare, to be a member of the advisory board. We have granted to Mr. Slayton an option to purchase 40,000 shares of our restricted common stock at a price of $.025 per share, pursuant to our Non-Statutory Incentive Stock Option Plan.

        On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, our Executive Vice President and a Director, acquiring all rights to a disposable venereal disease test device called Phemtest, for which Mr. Okimoto owned two patents. We paid to the law firm of Flehr, Hohbach, Test and Herbert the sum of $1,375 for the patent maintenance fee, a fee imposed to maintain the patent in good standing and preventing the patent from becoming public domain, This maintenance fee was due immediately upon the transfer of the patent right to us. Such maintenance fees become due the fourth, eighth, and twelfth year during the life of the patent. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. Mr. Okimoto has directed us to pay the law firm of Flehr, Hohbach, Test and Herbert the first $16,000 of royalties earned for legal expenses incurred by Mr. Okimoto from 1985 to 1989.

        On September 8, 1998, we sold 1,000,000 shares of our common stock, raising $239,400 under Section 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. On September 17, 1998, we filed information to conform to Rule 15c2-11(a)(5) of the Securities Exchange Act of 1934, as amended.

From August through October 1999, Mr. Masuda, our Chief
Executive Officer and a Director, loaned us $24,200. Mr. Tsukuda has loaned us $5,000 during the same period. The loans are due June 30, 2000, and are scheduled to be re-paid with a 10% annual interest rate. To date, they have not been repaid. Mr. Tsukuda also received a warrant to purchase 2,500 shares of common stock at a price of $1.50 in connection with this loan; the warrant expires August 31,2001.

        On January 5, 2000, we issued to our then-legal counsel a warrant to purchase 10,000 shares of our common stock at an exercise price of $1.50 per share. The warrant expires on September 21, 2004, and was issued to receive favorable payment terms.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) Our audited financial statements are included in this Annual Report on Form 1-KSB following the signature page hereof.

(a) (2)  The following exhibits are being filed herewith.



EXHIBIT
NUMBER             DESCRIPTION                               LOCATION
------------------------------------------------------------------------------------------------
3(i)               Articles of Incorporation                 Incorporated by reference to
                                                             Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 2.1)

3(ii)              Bylaws                                    Incorporated by reference to
                                                             Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 2.2)

4                  Instruments defining the rights of        Incorporated by reference to
                   holders, incl. Indentures.                Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3)

4.1                Stock Purchase Agreement for              Incorporated by reference to
                   Founders (Common Stock)                   Exhibit to the Registrants
                   February 26, 1998                         Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.1)

4.2                Representation Letter for                 Incorporated by reference to
                   Founders                                  Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.2)

4.3                Stock Purchase Agreement                  Incorporated by reference to
                   - Private Placement                       Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.3)

4.4                Subscription Agreement                    Incorporated by reference to
                   - Regulation D, Rule 504                  Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.4)

4.5                Subscription Agreement                    Incorporated by reference to
                   - Regulation D, Rule 506                  Exhibit to the Registrants
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.5)

9                  Voting trust agreement                    Incorporated by reference to
                                                             Exhibit to the Registrants Form
                                                             10-SB Registration Statement filed
                                                             on December 8, 1999 (No. 5) and
                                                             as amended January 25, 2000, (No. 9)

10                 Material contracts                        Incorporated by reference to
                                                             Exhibit to the Registrants Form
                                                             10-SB Registration Statement filed
                                                             on December 8, 1999 (No. 6) and
                                                             as amended January 25, 2000, (No. 10)

10.1               Assignment of Phemtest                    Incorporated by reference to
                   Patent and Technology                     Exhibit to the Registrants Form
                                                             10-SB Registration Statement filed
                                                             on December 8, 1999 (No. 6.1) and as
                                                             amended January 25, 2000, (No. 10.1)

10.2               Phemtest Patents,                         Incorporated by reference to Exhibit
                   US 4,945,921 and                          to the Registrants Form 10-SB
                   US 4,787,158                              Registration Statement filed on
                                                             December 8, 1999 (No. 6.2) and as
                                                             amended January 25, 2000, (No. 10.2)

10.3               Assignment of Patent                      Incorporated by reference to Exhibit
                   and Technology                            to the Registrants Form 10-SB
                   - Vladimir Serebrennikov                  Registration Statement filed on
                                                             December 8, 1999 (No. 6.3) and as
                                                             amended January 25, 2000, (No. 10.3)

10.4               Assignment of Patent                      Incorporated by reference to Exhibit
                   and Technology                            to theRegistrants Form 10-SB
                   - Leonid Babak                            Registration Statement filed on
                                                             December 8, 1999 (No. 6.4) and as
                                                             amended January 25, 2000, (No. 10.4)

10.5               Consultant Agreement                      Incorporated by reference to Exhibit
                   - Dr. Luis Toledo                         to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.5) and as
                                                             amended January 25, 2000, (No. 10.5)

10.6               Employment Contract                       Incorporated by reference to Exhibit
                   - R. Umar                                 to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.6) and as
                                                             amended January 25, 2000, (No. 10.6)

10.7               Employment Contract                       Incorporated by reference to Exhibit
                   - L. Bryant                               to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.7) and as
                                                             amended January 25, 2000, (No. 10.7)

10.8               Non-Statutory Incentive                   Incorporated byreference to Exhibit
                   Stock Option Plan                         to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.8) and as
                                                             amended January 25, 2000, (No. 10.8)

10.9               Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Plan                         to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.9) and as
                                                             amended January 25, 2000, (No. 10.9)

10.10              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrants Form 10-SB
                   - R. Umar, 5/10/98                        Registration Statement filed on
                                                             December 8, 1999 (No. 6.10) and as
                                                             amended January 25, 2000, (No. 10.10)

10.11              Non-Statutory Incentive                   Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrants Form 10-SB
                   - A. Sealy, 7/21/98                       Registration Statement filed on
                                                             December 8, 1999 (No. 6.11) and as
                                                             amended January 25, 2000, (No. 10.11)

10.12              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrants Form 10-SB
                   - A. Sealy, 11/27/99                      Registration Statement filed on
                                                             December 8, 1999 (No. 6.12) and as
                                                             amended January 25, 2000, (No. 10.12)

10.13              Statutory Incentive                       Incorporated by reference to Exhibit
                    Stock Option Grant                       to the Registrants Form 10-SB
                   - A. Sealy, 6/25/99                       Registration Statement filed on
                                                             December 8, 1999 (No. 6.13) and as
                                                             amended January 25, 2000, (No. 10.13)

10.14              Indemnification                           Incorporated by reference to Exhibit
                   Agreements of                             to the Registrants Form 10-SB
                   Directors and Officers                    Registration Statement filed on
                                                             December 8, 1999 (No. 6.14 thru 6.19)
                                                             and as amended January 25, 2000,
                                                             (No. 10.14 thru 10.19)

10.15              Employment Agreement                      Incorporated by reference to Exhibit
                   - Leonid Babak                            to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.20)

10.16              Employment Agreement                      Incorporated by reference to Exhibit
                   - Vladimir Serebrennikov                  to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.21)

10.17              Employment Agreement                      Incorporated by reference to Exhibit
                   - Ardeth Sealy                            to the Registrants Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000,(No. 10.21)

10.18              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option  Grant                       to the Registrants Form 10-SB
                   - A. Sealy, 10/1/99                       Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.22)

10.19              Warrant to Purchase                       Incorporated by reference to Exhibit
                   Shares of Common Stock                    to the Registrants Form 10-SB
                   - The Corporate Law Group                 RegistrationStatement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.23)

11                 Statement re: computation                 Incorporated by reference to Part 2,
                   of per share earnings                     Item 7 of this filing




(b) Reports on Form 8-K.   No Current Reports on Form 8-K were filed during
the quarter ending December 31, 2000.


SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.


                                                        HYPERBARIC SYSTEMS

                                                    /s/ Harry Masuda
                                                        ---------------
                                                        Harry Masuda
                                                        Chief Executive
Officer


POWER OF ATTORNEY

        Each person whose signature appears below authorizes Harry Masuda to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                   Title                      Date
------------------       -----------------------       --------------

/s/ Harry Masuda
    ------------
    Harry Masuda         Chief Executive Officer       April 16, 2001


/s/ Paul Okimoto
    ------------         Chairman and Executive        April 16, 2001
    Paul Okimoto         Vice President


/s/ George Tsukuda
    --------------
    George Tsukuda       Director                      April 16, 2001