Form 10QSB
period 2001-03-31
HYPERBARIC SYSTEMS
filed 2001-05-18
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

                            650-323-0943
                    (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At May 15, 2001 , the registrant had outstanding 11,535,024 shares of common stock, no par value.

        Transitional Small Business disclosure format: Yes     No   X



HYPERBARIC SYSTEMS

TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   BALANCE SHEET - as of March 31, 2001 (unaudited)                         3

   STATEMENTS OF OPERATIONS (unaudited)
   -- For the Three Month Periods Ended March 31, 2001 and 2000             4

   STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
   -- For the Three Month Periods Ended March 31, 2001                      4

   STATEMENTS OF CASH FLOWS (unaudited)
   -- For the Three Month Periods Ended March 31, 2001 and 2000             5

   NOTES TO UNAUDITED FINANCIAL STATEMENTS                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6

PART II - OTHER INFORMATION                                                13

ITEM 1.  LEGAL PROCEEDINGS                                                 13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.  OTHER INFORMATION                                                 13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13
SIGNATURES                                                                 14
                                                                           15

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               HYPERBARIC SYSTEMS
                                 BALANCE SHEETS
                                 MARCH 31, 2001
                                  (UNAUDITED)

ASSETS

   Current assets
         Cash                                                    $     2,100
         Prepaid expenses and other current assets                    14,500
                 Total Current Assets                                 16,600
   Fixed assets, net                                                   7,000
   Total assets                                                  $    23,600

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current liabilities
         Accounts payable                                            127,500
         Accrued liabilities                                         159,700
         Stockholder payables                                        383,600
         Note payable - related party                                 67,400
         Convertible note payable - related party                    166,000
         Stock subject to rescission                                  88,600
                 Total current liabilities                           992,800
Total liabilities                                                    992,800
Commitments and contingencies                                              0
Stockholders' deficit
  Common stock; no par or stated value; 50,000,000 shares
  authorized, 9,630,800 shares issued and outstanding              4,688,200
  Unamortized loan fees related to options to purchase
  common stock - related party net                                  (609,300)
  Prepaid consulting services paid in common stock                   (86,800)
  Accumulated deficit during development stage                    (4,961,300)
         Total stockholders' deficit                                (969,200)

         Total liabilities and stockholders' deficit             $    23,600

See accompanying notes to unaudited financial statements.

                               HYPERBARIC SYSTEMS
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                          February 26, 1998
                                                                          Three Months Ended                 (Inception)
                                                                              March 31                         Through
                                                                         2001            2000               March 31, 2001

Revenue                                                              $        0       $         0         $              0
Operating expenses
        General and administrative
                Stock based compensation                                664,700           233,800                2,453,400
                Other general and administrative expenses               133,400           261,200                1,491,300
        Total general and administrative                                798,100           495,000                3,944,700
        Research and development                                         74,000            66,300                  640,000
        Sales and marketing                                              12,700            19,100                  142,700
        Total operating expenses                                        884,800           580,400                4,727,400
Loss from operations                                                   (884,800)         (580,400)              (4,727,400)
Other income (expense)
        Interest income                                                       0               400                    2,500
        Interest expense                                                (70,600)             (600)                (234,000)
Loss before provision for income taxes                                 (955,400)         (580,600)              (4,958,900)
Provision for income taxes                                                    0                 0                    2,400
Net loss                                                             $ (955,400)      $  (580,600)        $     (4,961,300)
Basic and diluted loss per share                                     $    (0.10)      $     (0.09)        $          (0.80)
Basic and diluted weighted average common shares outstanding          9,241,000         6,459,200                6,219,000

See accompanying notes to unaudited financial statements.



                               HYPERBARIC SYSTEMS
                       STATEMENTS OF STOCKHOLDER'S DEFICIT
                                  (UNAUDITED)

                                                                 Loan Fees
                                                              Related to Options  Prepaid Consulting                   Total
                                         Common Stock            to purchase       Services Paid in    Accumulated   Stockholder's
                                     Shares        Amount       Common Stock        Common Stock         Deficit       Deficit
                                     --------------------     ------------------  ------------------  -------------  -------------

Balance, December 31, 2000         $ 8,136,200  $ 3,818,600   $     (656,200)     $      (195,200)    $ (4,005,900)  $ (1,038,700)

Issuance Of Common Stock For Cash      259,400       94,800                0                    0                0         94,800

Stock Options And Warrants
Excercised                             102,000       21,700                0                    0                0         21,700

Issuance Of Common Stock In
Satisfaction Of Promissory Note
Issued As A Result Of Recission
Offering                               416,600      178,200                0                    0                0        178,200

Amortization Of Prepaid
Consulting Services                          0            0                0              108,400                0        108,400

Issuance Of Common Stock For
Services                               716,600      556,300                0                    0                0        556,300

Deemed Interest Expense Related
To Conversion Feature Of Note
Payable                                      0       18,600                0                    0                0         18,600

Current Period Amortiztion Of
Loan Fees Related To Options
To Purchase Common Stock                     0            0           46,900                    0                0         46,900

Net Loss                                     0            0                0                    0         (955,400)      (955,400)
                                     ---------    ---------      -----------         ------------       ----------     ----------
Balance, March 31,2001               9,630,800  $ 4,688,200   $    (609,300)      $       (86,800)    $ (4,961,300)  $   (969,200)
                                     =========    =========      ===========         ============       ==========     ==========

See accompanying notes to unaudited financial statements.


                               HYPERBARIC SYSTEMS
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31
                                                                                2001      2000
Cash Flows From Operating Activities:
Net loss                                                                 $   (955,400)   $  (580,600)      $  (4,961,300)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Stock based compensation                                              664,700        233,800           2,453,400
        Depreciation                                                              400            200               2,800
        Deemed interest expense                                                18,600              0              55,700
        Amortization of discount and loan fees on notes payable                46,900              0             165,500
        Changes in operating assets liabilities:
                Change in prepaid expenses and other assets                    (5,400)         1,500             (14,500)
                Change in bank overdraft                                         (500)             0                   0
                Change in accounts payable                                     15,600          5,100             127,400
                Change in accrued liabilities                                  20,500        (37,400)            159,700
                Change in stockholder payables                                 81,700         (2,700)            352,900
Net Cash Used In Operating Activities                                        (112,900)      (380,100)         (1,658,400)
Cash flows from investing activities:
Purchase of fixed assets                                                            0         (6,100)             (9,800)
                Net cash provided from investing activities                         0         (6,100)             (9,800)
Cash flows from financing activities:
        Proceeds from issuance of common stock                                116,500        386,500           1,401,200
        Proceeds from borrowing on notes payable                                    0              0             299,100
        Principal payments on notes payable                                    (1,500)       (11,500)            (30,000)
                Net cash provided by financing activities                     115,000        375,000           1,670,300
Net increase in cash and cash equivalents                                       2,100        (11,200)              2,100
cash and cash equivalents, beginning of period                                      0         52,100                   0
Cash and Cash Equivalents, end of period                                 $      2,100    $    40,900       $       2,100
Supplemental Disclosure of Cash Flow Information:
        Cash paid for income taxes                                       $          0    $         0       $       1,600
        Cash paid for interest                                           $          0    $       600       $         200
Schedule of non-cash financing activities:
        Principal payments on notes payable through the issuance of
        common stock                                                     $          0    $         0       $       5,000
Rescission of common stock related to Reg. D offering dated
September 1, 1999 and February 2, 2000                                   $          0    $         0       $     334,000
Issuance of common stock in satisfaction of promissory note issued
as a result of rescission offering                                       $    178,200    $         0       $     245,700
Issuance of common stock for prepaid consulting services                 $          0    $         0       $     335,100
Loan fees related to options to purchase common stock                    $          0    $         0       $     750,000

See accompanying notes to unaudited financial statements.


                    NOTES TO FINANCIAL STATEMENTS
                             (unaudited)

1.      BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2000 of HyperBaric Systems ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

2.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $955,400 for the three months ended March 31, 2001. The Company is in the fourth year of research and development, with an accumulated loss during the development stage of approximately $4,961,300, a stockholders' deficit of approximately $969,200 and a working capital deficiency of approximately $976,200 as of March 31, 2001. As of March 31, 2001, management is uncertain as to the completion date of the research and development or if the product will be completed at all.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        ITEM 2. MANAGEMENT'S PLAN OF OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

        We have a very limited operating history and have no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

        We have experienced operating losses since our inception. These losses have resulted from the significant costs incurred in the development of the technology and the establishment of our research and development facility. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development and in gaining regulatory approval to market our products in the U.S. and abroad.

        During the next twelve months we will continue efforts on prototype development and the generation of pre-clinical data. It is anticipated that we will submit our first IND/IDE and begin clinical testing of our first product for blood platelet storage. Research will commence on kidney preservation and developing solutions that will operate under refrigerated and sub-zero temperature conditions.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

Revenues. We have not had any revenue since our inception in February 26, 1998.

    General and Administrative Expenses:   Our total general and administrative
expenses in the three months ended March 31, 2001 equaled $798,100 an increase over $495,000for the comparable period in 2000. We utilize stock-based compensation to expand our business and employees while conserving our operating cash. The remainder of the increase was due to expenses related to our reporting and other obligations as a public company.

    Research and Development: We incurred research and development expenses equal to $74,000 for the three months ended March 31, 2001 as compared to $66,300 for the three months ended March 31, 2000.

    Sales and Marketing Expenses: Our sales and marketing expenses for the three months ended March 31, 2001 equaled $12,700 a decrease from $19,100 for the three months ended March 31, 2000. This decrease is due to our decision to decrease our sales and marketing expenses until our products are ready for introduction into the market.

   Interest Income: We did not have any Interest income for the three months ended March 31, 2001 compared to $400 for the three months e ended March 31, 2000, reflecting our minimal cash reserve.

   Interest Expense: We incurred interest expense of $70,600 in the first quarter of 2001 as compared to $600 in the first quarter of 2000. The increase is primarily due to interest recorded on a promissory note that we issued in June 2000, and on a promissory notes that we issued pursuant to a rescission offer conducted in the third quarter of 2000.


   Net Loss: As a result of the foregoing factors our net loss increased to $955,400 for the three months ended March 31, 2001, from a net loss of $580,600 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through financing from the founders and private investors, a public offering under Regulation D Rule 504, and private placements under Regulation D Rule 505.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success is dependent on funding from private placements.
At present time, however, we have no agreements for any such private placements.

       Our operating plan for calendar year 2001 is focused on development of our products. It is our estimate that a cash requirement of $3,000,000 is required to support this plan. The expense estimates total $2,650,000 for operating expenses and $350,000 for capital expenditures.

GOING CONCERN

        We are in the third year of research and development, with an accumulated loss during the development stage of $4,961,300. As of March 31, 2001 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

        If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage the business and achieve our objectives.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to obtain profitability.

        The report of our independent certified public accountants, included our most recent Annual Report on Form 10-KSB, contains a paragraph regarding our Company's ability to continue as a going concern.

PRODUCT DEVELOPMENT

       We have engaged Quintiles, Inc., an international regulatory consulting firm,to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. Thus far we have used it only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles participation will increase as we met with the FDA to proceed with clinical trials.

     As an overall strategy, we intend to limit the system claims for our Plexlife system and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We believe that this should provide a shorter time to market.

RESEARCH AND DEVELOPMENT PLAN

        We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market. Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.

        We have developed a 3-phase marketing strategy, with estimated time requirements for the research and development, and market introduction of products. The plan starts with phase one, a platelet preservation product using our PlexLife solution by itself. The second phase is the market introduction of the Plexlife System utilizing our hyperbaric container.
Our third phase of marketing is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-zero temperatures.

      Government approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

PLATELET PRESERVATION - REFRIGERATION

        The plan starts with a platelet preservation product using the PlexLife solution by itself. We have been able to successfully store platelets for 7 days at refrigerated temperatures which is considered to be a major milestone in the cold storage of platelets. Currently the industry stores platelets at ambient temperature for a maximum of 5 days, a FDA-imposed limit due to historic bacterial infection of the platelets.

PLATELET PRESERVATION - SUB-ZERO STORAGE

        This development is intended to result in longer storage times for platelets, combining the use of solutions, sub-zero temperature and high pressure. It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days. This will provide the medical community with a new and economical method for long-term platelet storage, thereby reducing the current loss of product. The successful implementation of refrigerated platelets at 9 days or beyond may eliminate the need for sub-zero stored platelets for most blood center needs.

ORGANS PRESERVATION

        This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability tonharvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. The development process includes the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at subzero storage temperatures.

INTELLECTUAL PROPERTY

        We consider our intellectual property to be a key cornerstone and asset of our business. As such, the intellectual property, which consists of applied-for patents, trade secrets, copyrights and know-how will be both developed and protected. We plan to gain wide protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contract and procedure. Information regarding our patents is contained in our most recent Annual Report on Form 10-KSB.

CHANGES IN THE NUMBER OF EMPLOYEES

       We presently have sixteen employees, five in the U.S. and eleven in Russia. Twelve of our employees are in research and development, one employee is in marketing and sales and three are in administration. Our Employees are currently not represented by a collective bargaining, we believe that our relations with our employees are good.

RISK FACTORS

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate that based on our short-term forecast of raising additional funds of $1.2 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until April 2002. To date, however, we have not entered into any arrangements for equity or debt financing, and had no funds available at December 31, 2000. Thereafter, we will need to raise additional capital. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        We have a very limited operating history, and have no revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate revenue the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

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

SOME OF THE INFORMATION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING
STATEMENTS.

        Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuably upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financing. In addition, the holders of such options and warrants might exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs. We depend on our key personnel to operate our business, and we may not be able to hire enough additional management and other personnel as our business grows.

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


                                  HYPERBARIC SYSTEMS


Date:  May 18, 2001           /s/ Harry Masuda
                                  ------------
                                  Harry Masuda
                                  Chief Executive Officer