Form 10QSB
period 2001-06-30
HYPERBARIC SYSTEMS
filed 2001-08-14
CIK 1070181

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

                              650-323-0943
                       (Issuer's telephone number)

================================================================================

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At August 8, 2001, the registrant had outstanding 11,946,186 shares of common stock, no par value.

        Transitional Small Business disclosure format:  Yes     No   X



                             HYPERBARIC SYSTEMS

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                      PAGE
BALANCE SHEET (unaudited)  - as of June 30, 2001                         3

STATEMENTS OF OPERATIONS (unaudited)
-- For the Three Month and Six Month Periods
Ended June 30, 2001 and 2000 and the period
from February 26, 1998 (Inception) through June 30, 2001                 4

STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
-- For the Six Months ended June 30, 2001                                5

STATEMENTS OF CASH FLOWS (unaudited)
-- For the Six Month Periods Ended June 30, 2001
and 2000 and the Period From February 26, 1998
(Inception) through June 30, 2001                                        6

NOTES TO UNAUDITED FINANCIAL STATEMENTS                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 5.  OTHER INFORMATION                                              16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                              17


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HYPERBARIC SYSTEMS
                   (a Development Stage Company)
                          BALANCE SHEETS
                          JUNE 30, 2001
                           (UNAUDITED)


                             ASSETS

Current assets
   Cash                                                  $     78,000
   Prepaid expenses and other current assets                    5,000
                                                           ----------
      Total Current Assets                                     83,000
Fixed assets, net                                               6,800
                                                           ----------
Total assets                                             $     89,800
                                                           ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                      $     52,200
   Accrued liabilities                                        130,200
   Stockholder payables                                       441,200
   Note payable - related party                                61,900
   Convertible note payable - related party                   166,000
   Stock subject to rescission                                 88,600
                                                           ----------
     Total current liabilities                                940,100
                                                           ----------
Total liabilities                                             940,100
                                                           ==========
 Commitments and contingencies
 Stockholders' deficit
   Common stock; no par or stated value;
   50,000,000 shares authorized,
   11,946,200 shares issued and outstanding                 5,184,400
   Unamortized loan fees related to options
   to purchase common stock
   - related party,  net                                     (562,400)
   Prepaid consulting services paid in
   common stock                                               (39,000)
   Accumulated deficit during development stage            (5,329,300)
                                                           ----------
     Total stockholders' deficit                             (850,300)
                                                           ----------
     Total liabilities and stockholders' deficit         $     89,800
                                                           ==========

See Accompanying Notes To Financial Statements.

                           HYPERBARIC SYSTEMS
                      (a Development Stage Company)
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                  Three Months Ended                Six Months Ended       February 26, 1998
                                                       June 30,                          June 30,             (Inception)
                                                                                                                 Through
                                                 2001           2000             2001           2000         June 30, 2001

Revenue                                     $         --    $        --     $         --    $         --    $             --
Operating expenses
 General and administrative
    Stock based compensation                      59,800        608,100          724,500         840,800           2,513,200
    Other general and administrative
    expenses                                     160,400        138,100          293,800         399,300           1,651,700
                                             -----------     ----------       ----------      ----------          ----------
 Total general and administrative                220,200        746,200        1,018,300       1,240,100           4,164,900
 Research and development                         67,100         95,600          141,100         161,900             707,100
 Sales and marketing                              12,700         21,300           25,400          40,400             155,400
                                             -----------     ----------       ----------      ----------          ----------
 Total operating expenses                        300,000        863,100        1,184,800       1,442,400           5,027,400
                                             -----------     ----------       ----------      ----------          ----------
Loss from operations                            (300,000)      (863,100)      (1,184,800)     (1,442,400)         (5,027,400)
Other income (expense)
 Interest income                                      --             --               --             400               2,500
 Interest expense                                (68,000)       (57,600)        (138,600)        (58,300)           (302,000)
                                             -----------     ----------
Loss before provision for income taxes          (368,000)      (920,700)      (1,323,400)     (1,500,300)         (5,326,900)
Provision for income taxes                            --            800               --             800               2,400
                                             -----------     ----------      -----------      ----------          ----------
Net loss                                    $   (368,000)   $  (921,500)    $ (1,323,400)   $ (1,501,100)   $     (5,329,300)
                                             -----------     ----------      -----------      ----------          ----------
Basic and diluted loss per share            $      (0.03)   $     (0.13)    $      (0.13)   $      (0.22)   $          (0.83)
Basic and diluted weighted average
common shares outstanding                     10,606,268      6,899,200        9,927,407       6,760,500           6,396,515
                                             ===========     ==========      ===========      ==========          ==========

See Accompanying Notes To Financial Statements.

                                        HYPERBARIC SYSTEMS
                                   (a Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                            (UNAUDITED)

                                                     Loan Fees          Prepaid
                                                 Related to Option     Consulting                        Total
                              Common Stock         to Purchase      Services Paid in     Other         Accumulated   Stockholders'
                          Shares        Amount     Common Stock       Common Stock    Receivables        Deficit        Deficit
                      -----------    ----------     ----------         ---------      -----------     -----------      ----------
Balance, December 31,
2000                    8,136,200   $  3,818,00    $  (656,200)       $ (195,200)     $        --    $ (4,005,900)   $ (1,038,700)

Issuance of common
stock for cash          1,661,100       436,800             --                --               --              --         436,800

Stock options and
warrants exercised        102,000        21,700             --                --               --              --          21,700

Issuance of common
stock in satisfaction
of promissory note
issued as a result of
recission offering        416,600       178,200             --                --               --              --         178,200

Amortization of
prepaid consulting
services                       --            --             --           156,200               --              --         156,200

Issuance of common
stock for services        766,100       567,300             --                --               --              --         568,300

Issuance of common
stock for receivables     800,000       104,000             --                --         (104,000)             --              --

Issuance of common
stock in satisfaction
of accounts payable        56,800        19,700             --                --               --              --          19,700

Deemed interest
expense related
to conversion
feature of note
payable                        --        37,100             --                --               --              --          37,100

Current period
amortization of
loan fees related
to options to
purchase common
stock                          --            --         93,800                --               --              --          93,800

Net loss                       --            --             --                --               --      (1,323,400)     (1,323,400)
                      -----------    ----------     ----------         ---------       ----------     -----------      ----------
Balance, June 30,
2001                   11,946,200   $ 5,184,400    $  (562,400)       $  (39,000)     $  (104,000)   $ (5,329,300)   $   (850,300)
                      ===========    ==========     ==========         =========       ==========     ===========      ==========

See Accompanying Notes To Financial Statements.

                                   HYPERBARIC SYSTEMS
                              (a Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                                                            February 26, 1998
                                                                        Six Months Ended                       (Inception)
                                                                            June 30,                              Through
                                                                  2001                     2000               June 30, 2001

Cash Flows From Operating Activities:
Net loss                                                $     (1,323,400)       $      (1,501,100)       $       (5,329,300)

        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Stock based compensation                                 724,500                  840,800                 2,513,200
        Depreciation                                                 600                      800                     3,000
        Deemed interest expense                                   37,100                       --                    74,200
        Amortization of discount and loan fees
        on notes payable                                          93,800                   56,900                   212,400
        Changes in operating assets liabilities:
                Change in prepaid expenses and
                other assets                                       4,100                   (3,400)                   (5,000)
                Change in bank overdraft                            (500)                      --                        --
                Change in accounts payable                       (40,000)                    (300)                   71,800
                Change in accrued liabilities                     (9,000)                 (54,800)                  130,200
                Change in related party wages
                and accrued expenses                                  --                   72,100
                Change in stockholder payables                   139,300                       --                   410,500
                                                               ---------                ---------                 ---------
Net cash used by operating activities                           (373,500)                (589,000)               (1,919,000)
                                                               ---------                ---------                 ---------
Cash flows from investing activities:

Purchase of fixed assets                                              --                   (6,100)                   (9,800)
                                                               ---------                ---------                 ---------
                Net cash used in investing activities                 --                   (6,100)                   (9,800)
                                                               ---------                ---------                 ---------
Cash flows from financing activities:
        Proceeds from issuance of common stock                   458,400                  458,700                 1,743,200
        Proceeds from borrowing on notes payable                      --                   66,000                   299,100
        Principal payments on notes payable                       (7,000)                  (5,000)                  (35,500)
                                                               ---------                ---------                 ---------
                Net cash provided by financing activities        451,500                  546,700                 2,006,800
                                                               ---------                ---------                 ---------

Net increase (decrease) in cash and cash equivalents              78,000                  (48,400)                   78,000

Cash and cash equivalents, beginning of period                        --                   52,100                        --
                                                               ---------                ---------                 ---------
Cash and Cash Equivalents, end of period                    $     78,000        $           3,700        $           78,000
                                                               ---------                ---------                 ---------
Supplemental Disclosure of Cash Flow Information:
        Cash paid for income taxes                          $         --        $              --        $            1,600
        Cash paid for interest                              $         --        $              600       $              200

Schedule of non-cash financing activities:
        Principal payments on notes payable
        through the issuance of
        common stock                                        $         --        $              --        $            5,000
                                                               ---------                ---------                 ---------

        Issuance of common stock for accounts
        receivable                                          $    104,000        $              --        $          104,000
                                                               ---------                ---------                 ---------
        Issuance of common stock in
        satisfaction of accounts payable                    $     19,700        $              --        $           19,700
                                                               ---------                ---------                 ---------

        Recission of common stock
        related to Reg. D offering dated
        September 1, 1999 and February 2, 2000              $         --        $              --        $          334,000
                                                               ---------                ---------                 ---------
        Issuance of common stock in
        satisfaction of promissory note issued
        as a result of recission offering                   $    178,200        $              --        $          245,700
                                                               ---------                ---------                 ---------
        Issuance of common stock for prepaid
        consulting services                                 $         --        $              --        $          335,100
                                                               ---------                ---------                 ---------
        Loan fees related to options to
        purchase common stock                               $         --        $              --        $          750,000
                                                               ---------                ---------                 ---------

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

2.      OTHER RECEIVABLE

During April 2001, the Company issued 800,000 shares of the Company's common stock for $104,000. As of June 30, 2001, the Company has not received these funds and is currently taking necessary actions to collect or have the shares returned and cancelled.

3.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,323,400 for the six months ended June 30, 2001. The Company is in the fourth year of research and development, with an accumulated loss during the development stage of $5,329,300, a stockholders' deficit of $850,300 and a working capital deficiency of $857,100 as of June 30, 2001. As of June 30, 2001, management is uncertain as to the completion date or if the product will be completed at all.

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


ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

OVERVIEW

        We are a developmental stage company, and have a very limited operating history and have no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

        We have experienced operating losses since our inception. These losses have resulted from the significant costs incurred in the development of our technology and the establishment of our research and development facility. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development and in gaining regulatory approval to market our products in the U.S. and abroad.

        Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We hope to validate our findings at an independent blood center in California and submit them for government approval in the next quarter.

        We will continue efforts on prototype development and the generation of pre-clinical and clinical data in the months ahead. It is anticipated that we will submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage. We plan to begin research on kidney preservation and developing solutions that will operate under refrigerated and sub-zero temperature conditions within the next six months.

        We have filed a provisional patent application in June to cover recent
discoveries in our platelet preservation process.   We anticipate filing
additional patents applications relating to platelet preservation during the next twelve months of operation which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

        We also plan to relocate our current research and development facility from Russia to a more suitable location to accommodate more equipment and personnel, as well as to locate a central administrative facility in the U.S.


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

As an overall strategy, we intend to limit the system claims for our Plexlife system and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We also plan to market our first products in
countries that have relaxed regulatory requirements for product sales.   We
believe that this should provide a shorter time to market.

Research and Development Plan

        We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market. Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.

        We have developed a 3-phase marketing strategy, with estimated time requirements for the research and development, and market introduction of products. The plan starts with phase one, a platelet preservation product which stores platelets under refrigeration for 7 to 9 days using our PlexLife solution by itself. Subject to market requirements, the second phase is the market introduction of the PlexLife System utilizing our hyperbaric container. Our third phase of marketing is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-zero temperatures.

        Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

        The plan starts with a platelet preservation product using the PlexLife solution by itself. We have been able to successfully store platelets for 10 days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. We are now in process of having our technology validated by an independent test facility in the U.S. Currently the industry stores platelets at ambient temperature for a maximum of 5 days, an FDA-imposed limit due to historic bacterial infection of the platelets.

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

Organ Preservation

        This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. The development process includes the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

REVENUES.  We have not had any revenue since our inception in February, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES.   Our total general and administrative
expenses in the three months ended June 30, 2001 equaled $220,200, a decrease from $746,200 for the comparable period in 2000. This decrease was primarily due to a decrease in stock based compensation.

RESEARCH AND DEVELOPMENT. Our research and development expenses decreased from $95,600 for the three months ended June 30, 2000 to $67,100 for the three months ended June 30, 2001 as we reduce expenses to conserve cash.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses for the three months ended June 20, 2001 equaled $12,700, a decrease from $21,300 for the three months ended June 31, 2000. This decrease is due to our decision to decrease our sales and marketing expenses until our products are ready for introduction into the market.

INTEREST INCOME. As was the case in June 30, 2000, we did not have any interest income for the three months ended June 30, 2001.

INTEREST EXPENSE. We incurred interest expense of $68,000 for the three months ended June 30, 2001 as compared to $57,600 in the same period in 2000. The increase is primarily due to interest on related party notes payable.

NET LOSS. As a result of the foregoing factors our net loss decreased from $921,500 for the three months ended June 2000, to $368,000 for the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

GENERAL AND ADMINISTRATIVE EXPENSES.   Our total general and administrative
expenses in the six months ended June 30, 2001 equaled $1,018,300, a decrease from $1,240,100 for the comparable period in 2000. This decrease was primarily due to a decrease in stock based and cash based compensation.

RESEARCH AND DEVELOPMENT. Our research and development expenses decreased from $161,900 for the six months ended June 30, 2000 to $141,100 for the six months ended June 30, 2001 as we reduce expenses to conserve cash.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses for the six months ended June 20, 2001 equaled $25,400, a decrease from $40,400 for the six months ended June 31, 2000. This decrease is due to our decision to decrease our sales and marketing expenses until our products are ready for introduction into the market.

INTEREST INCOME. Our interest income for the six months period ended June 30, 2000 was $400.

INTEREST EXPENSE. We incurred interest expense of $138,600 for the six months ended June 30, 2001 as compared to $58,300 in the same period in 2000. The increase is primarily due to interest on related party notes payable.

NET LOSS. As a result of the foregoing factors our net loss decreased from $1,501,100 for the six months ended June 2000, to $1,323,400 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations through financing from our founders and private investors, a public offering under Regulation D Rule 504, and private placements under Regulation D Rule 505.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success is dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements.

        Our operating plan for calendar year 2001 is focused on development of our products. It is our estimate that a cash requirement of $1,200,000 is required to support this plan comprised of $1,000,000 for operating expenses and $200,000 for capital expenditures. There can be no assurance that additional financing will be available at terms favorable to us or at all.

INTELLECTUAL PROPERTY

        We consider our intellectual property to be a key cornerstone and asset of our business. As such, the intellectual property, which consists of applied-for patents, trade secrets, copyrights and know-how will be both developed and protected. We plan to gain wide protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contract and procedure. In addition to the previous patent filings, we recently filed a provisional patent application in June 2001. Information regarding our patents is contained in our most recent Annual Report on Form 10-KSB.

RISK FACTORS

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

GOING CONCERN

        We are in the third year of research and development, with an accumulated loss during the development stage of $5,329,300. As of June 30, 2001 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

        The report of our independent certified public accountants, included in our most recent Annual Report on Form 10-KSB, contains a paragraph regarding our ability to continue as a going concern.

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate that based on our short-term forecast of raising additional funds of $1.2 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until April 2002. To date, however, we have raised only $700,000 through July 31, 2001. We therefore need to raise additional capital. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

CHANGES IN THE NUMBER OF EMPLOYEES

        We presently have seventeen employees, six in the U.S. and eleven in Russia. Twelve of our employees are in research and development, two employees are in marketing and sales and three are in administration. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good. If we lose our key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage the business and achieve our objectives.

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

WE MAY FAIL TO OBTAIN GOVERNMENT APPROVAL OF OUR PROCESSES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(1) During the six months ended June 30, 2001 we issued options to purchase 200,000 shares of common stock under our Non-Statutory Stock Option Plan to three (3) individuals who were not employees of the Company with exercise prices ranging from $0.28 to $0.32 per share. The issuances where made in reliance on Section 4(2) of the Securities Act of 1933 as amended and were made without general solicitation or advertising.

(2) During the six months ended June 30, 2001, we issued approximately 3,753,200 shares of our common stock for an aggregate amount of approximately $1,309,00. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 as amended and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

(3) In April 2001, we issued approximately 56,800 shares of common stock for an aggregate amount of approximately $19,700 as a cancellation of debts owed to certain service providers. These issuances were made in reliance on
Section 4(2) of the Securities Act of 1933 as amended. The service providers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment.

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

                                    HYPERBARIC SYSTEMS

Date:  August 14 ,2001          /s/ Harry Masuda
                                    ----------------------------
                                    Harry Masuda
                                    Chief Executive Officer