Form 10QSB
period 2001-09-30
HYPERBARIC SYSTEMS
filed 2001-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                       COMMISSION FILE NO. 0-28413


                            HYPERBARIC SYSTEMS
     (Exact name of small business issuer as specified in its charter)


                  CALIFORNIA                        77-0481056
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


         1127 HARKER AVENUE
     PALO ALTO, CALIFORNIA 94301                    650-323-0943
(Address of principal executive offices)    (Issuer's telephone number)




        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At November 12, 2001, the registrant had outstanding 13,424,100 shares of common stock, no par value.

        Transitional Small Business disclosure format: Yes     No   X



HYPERBARIC SYSTEMS

TABLE OF CONTENTS


                                                                               PAGE
PART I - FINANCIAL INFORMATION


        ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET (unaudited)  - as of September 30, 2001                            3

STATEMENTS OF OPERATIONS (unaudited) -- For the Three Month and Nine Month
Periods Ended September 30, 2001 and 2000 and the period from February 26,
1998 (Inception) through September 30, 2001                                      4

STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)- For the Nine Months ended
September 30, 2001                                                               5

STATEMENTS OF CASH FLOWS (unaudited) -- For the Nine Month Periods Ended
September 30, 2001 and 2000 and the Period From February 26, 1998 (Inception)
through September 30, 2001                                                       6

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              10

PART II - OTHER INFORMATION                                                     16

ITEM 1.  LEGAL PROCEEDINGS                                                      16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    17

ITEM 5.  OTHER INFORMATION                                                      18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       18


SIGNATURES                                                                      19



PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HYPERBARIC SYSTEMS
                        (A Development Stage Company)

                               BALANCE SHEET
                             SEPTEMBER 30, 2001
                                (UNAUDITED)


ASSETS


Current assets
                Cash                                         $      201,200
                Prepaid expenses and other current assets            30,400
                                                                  ---------
                        Total current assets                        231,600
Fixed assets, net                                                     6,200
                                                                  ---------
  Total assets                                               $      237,800
                                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
                Accounts payable                             $       63,200
                Accrued liabilities                                 105,000
                Stockholder payables                                178,400
Stock subject to rescission                                          88,600
                                                                  ---------
                        Total current liabilities                   435,200
                                                                  ---------
Total liabilities                                                   435,200
        Commitments and contingencies                                     -
        Stockholders' deficit
    Common stock; no par or stated value; 50,000,000
     shares authorized, 13,424,100 shares issued and
     outstanding                                                  6,617,900
            Other receivables                                      (502,300)
        Accumulated deficit during development stage             (6,313,000)
                                                                  ---------
                      Total stockholders' deficit                  (197,400)
                                                                  ---------
               Total liabilities and stockholders' deficit    $     237,800
                                                                  =========
See accompanying Notes to Financial Statements.

                              HYPERBARIC SYSTEMS
                        (A Development State Company)
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                                                      February 26,
                                                                                                                         1998
                                                                                                                      (Inception)
                                                         Three Months Ended                 Nine Months Ended          Through
                                                           September 30,                        June 30,             Septebmer 30,
                                                         2001          2000                2001          2000            2001
Revenue                                            $        --      $      --       $        --      $       --      $        --
Operating expenses
        General and administrative
                Stock based compensation               656,300         63,600           826,300         904,400        2,615,000
                Other general and administrative       209,800        119,500           503,600         518,800        1,861,500
                        expenses
        Total general and administrative               866,100        183,100         1,329,900       1,423,200        4,476,500
        Research and development                        66,800         89,600           207,900         251,500          773,900
        Sales and marketing                             12,700          9,600            38,100          50,000          168,100
        Total operating expenses                       945,600        282,300         1,575,900       1,724,700        5,418,500
Loss from operations                                  (945,600)      (282,300)       (1,575,900)     (1,724,700)      (5,418,500)
Other income (expense)
        Loan fees                                     (562,500)            --          (656,200)             --         (656,200)
        Interest income                                     --             --                --             400            2,500
        Interest expense                               (30,100)       (29,100)          (75,000)        (87,400)        (238,400)
Loss before provision for income taxes              (1,538,200)      (311,400)       (2,307,100)     (1,811,700)      (6,310,600)
Provision for income taxes                                  --             --                --             800            2,400
Net loss                                           $(1,538,200)    $ (311,400)      $(2,307,100)    $(1,812,500)     $(6,313,000)
Basic and diluted loss per share                   $     (0.12)    $    (0.04)      $     (0.19)    $     (0.26)     $     (0.94)
Basic and diluted weighted average common
 shares outstanding                                 12,627,700      7,081,600        12,206,600       6,879,400        6,734,700



                              HYPERBARIC SYSTEMS
                        (A Development State Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                                                                       Loan Fees              Prepaid
                                                                    Related to Option        Consulting
                                                    Common Stock       to Purchase        Services Paid in
                                                   Shares  Amount     Common Stock         Common Stock
Balance, December 31, 2000                    $ 8,136,200  $3,818,600    $(656,200)       $  (195,200)

Issuance of common stock for cash (net
offering costs of $95,300)                      2,167,700     772,100           --                 --

Stock options and warrants exercised              734,200     153,000           --                 --

Issuance of common stock in
satisfaction of accounts payable                   67,600      24,800           --                 --

Satisfaction of accrued liabilities related
to granting warrants                                   --      18,100           --                 --

Satisfaction of stockholder payables
related to granting warrants                           --     274,000           --                 --

Issuance of common in satisfaction of
promissory note issued as a result of
rescission offering                               416,600     178,200           --                 --

Issuance of common stock in
satisfaction of convertible note payable
related party (including interest of
$82,700)                                          257,300     272,700           --                 --

Amoritzation of prepaid consulting
services                                               --          --           --            195,200

Issuance of common stock for services             184,500      91,200           --                 --

Stock based compensation related to
granting warrants and options                          --     280,200           --                 --

Deemed interest expense related to
conversion feature of note payable                     --      55,700           --                 --

Current period amortization of loan fees
related to options to purchase common
stock                                                  --          --      656,200                 --

Issuance of common stock for other
receivables                                       800,000     104,000           --                 --

Common shares due related to
termination of consulting agreement               510,000     398,300           --                 --

Issuance of common stock in exchange
for consulting agreement                          150,000     177,000           --                 --

Net loss                                               --          --           --                 --

Balance, September 30, 2001                   $13,424,100  $6,617,900    $      --        $        --



                              HYPERBARIC SYSTEMS
                        (A Development State Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)


                                                                                 Total
                                                    Other     Accumulated     Stockholders
                                                 Receivables     Deficit          Deficit
Balance, December 31, 2000                     $       --   $ (4,005,900)   $ (1,038,700)

Issuance of common stock for cash (net
offering costs of $95,300)                             --             --        772,1000

Stock options and warrants exercised                   --             --         153,000

Issuance of common stock in
satisfaction of accounts payable                       --             --          24,800

Satisfaction of accrued liabilities related
to granting warrants                                   --             --          18,100

Satisfaction of stockholder payables
related to granting warrants                           --             --         274,000

Issuance of common in satisfaction of
promissory note issued as a result of
rescission offering                                    --             --         178,200

Issuance of common stock in
satisfaction of convertible note payable
related party (including interest of
$82,700)                                               --             --         272,700

Amoritzation of prepaid consulting
services                                               --             --         195,200

Issuance of common stock for services                  --             --          91,200

Stock based compensation related to
granting warrants and options                          --             --         280,200

Deemed interest expense related to
conversion feature of note payable                     --             --          55,700

Current period amortization of loan fees
related to options to purchase common
stock                                                  --             --         656,200

Issuance of common stock for other
receivables                                      (104,000)            --              --

Common shares due related to
termination of consulting agreement              (398,300)            --              --

Issuance of common stock in exchange
for consulting agreement                               --             --         177,000

Net loss                                               --      (2,307,100)    (2,307,100)

Balance, September 30, 2001                   $  (502,300)   $ (6,313,000)  $   (197,400)



                              HYPERBARIC SYSTEMS
                        (A Development State Company)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                                              February 26, 1998
                                                                                   Nine Months Ended             (Inception)
                                                                                     September 30,                 Through
                                                                                    2001      2000            September 30, 2001
Cash Flows From Operating Activities:
Net loss                                                                    $  (2,307,100)  $  (1,812,500)   $  (6,313,000)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Stock based compensation                                                  826,300         904,400        2,615,000
        Depreciation                                                                1,200           1,200            3,600
        Deemed interest expense                                                    55,700              --           92,800
        Amortization of discount and loan fees on notes payable                   656,200          84,500          774,800
        Changes in operating assets liabilities:                                                       --               --
                Change in prepaid expenses and other assets                       (21,300)         (5,500)         (30,400)
                Change in bank overdraft                                             (500)             --               --
                Change in accounts payable                                        (23,900)         60,000           87,900
                Change in accrued liabilities                                     (16,100)        (82,400)         123,100
                Change in related party wages and accrued expenses                     --         133,100               --
                Change in stockholder payables                                    150,500              --          421,700
                Net cash used by operating activities                             679,000         (717,200)      (2,224,500)
Cash flows from investing activities:
Purchase of fixed assets                                                               --          (6,100)          (9,800)
                Net cash used by investing activities                                  --          (6,100)          (9,800)
Cash flows from financing activities:
        Proceeds from issuance of common stock                                    925,100         515,900        2,209,800
        Proceeds from borrowing on notes payable                                   24,000         161,700          323,100
        Principal payments on notes payable                                       (68,900)         (5,000)         (97,400)
                Net cash provided by financing activities                         880,200         672,600        2,435,500
Net increase (decrease) in cash and cash equivalents                              201,200         (50,700)         201,200
Cash and cash equivalents, beginning of period                                         --          52,100               --
Cash and Cash Equivalents, end of period                                          201,200   $       1,400    $     201,200
Supplemental Disclosure of Cash Flow Information:
        Cash paid for income taxes                                                     --   $          --    $       1,600
        Cash paid for interest                                                         --   $         600    $         200
Schedule of non-cash financing activities:
        Principal payments on notes payable through the issuance of
                common stock                                                           --   $          --    $       5,000
        Rescission of common stock related to Reg. D offering dated
                September 1, 1999 and February 2, 2000                                 --   $          --    $     334,400
        Loan fees related to options to purchase common stock                          --   $          --    $     750,000
        Issuance of common stock for prepaid consulting services                       --   $          --    $     335,100
        Issuance of common stock  in exchange for other receivable                104,000   $          --    $     104,000
        Issuance of common stock in satisfaction of accounts payable               24,800   $          --    $      24,800
        Satisfaction of accrued liabilities relating to granting warrants          18,100   $          --    $      18,100
        Satisfaction of stockholder payables related to granting of
                warrants and options                                              274,000   $          --    $     274,000
        Issuance of common stock for finder's fees                                 16,900   $          --    $      16,900
        Issuance of common stock in satisfaction of convertible note payable
                  related party                                                   190,000   $          --    $     190,000
        Issuance of common stock in satisfaction of promissory note issued
                as a result of rescission offering                          $     178,200   $          --    $     245,700

See accompanying Notes to Financial Statements


                              HYPERBARIC SYSTEMS
                        (A Development State Company)
                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

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

2.      OTHER RECEIVABLE

During April 2001, the Company issued 800,000 shares of the Company's common stock for $104,000. As of September 30, 2001, the Company has not received these funds and is currently taking necessary actions to collect or have the shares returned and cancelled.

3.      CONVERTIBLE NOTE PAYABLE - RELATED PARTY

During June 2000, the Company entered into an unsecured loan agreement with a stockholder to borrow a principal amount up to $500,000, with interest at 10%, and maturing in June 2004. The loan agreement also contained a conversion feature for converting the loan balance into restricted common stock, based on the unpaid principal and interest balances of the loan. In September 2001, the stockholder converted the balance of $272,700 (including interest of $87,700) into 257,300 shares of the Company's common stock.

Additionally, a warrant was granted to purchase 500,000 shares of the Company's common stock at $0.30 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $750,000 and was recorded as unamortized loan fees related to options to purchase common stock
- related party, of which $93,800 was recorded as loan fees during the year ended December 31, 2000. As of September 30, 2001, the remaining unamortized loan fees were completely amortized upon conversion of the related loan.

4.      TERMINATION OF CONSULTING AGREEMENT

In January 2001, the Company entered into a Financial Consulting Services Agreement with an entity whereby the entity agreed to provide financial consulting services for one year in exchange for 200,000 restricted shares of the Company's common stock. In conjunction with that agreement, the Company also entered into a second Financial Consulting Services Agreement with three individuals whereby the individuals agreed to provide financial consulting services for one year in exchange for 510,000 free trading shares of the Company's common stock. These two agreements will hereafter be collectively referred to as the "Consulting Agreements" while both the entity and individuals will hereafter be collectively referred to as the "Consultants". In January 2001, the Company issued 710,000 shares of the Company's common stock as pertaining to the Consulting Agreements.

In August 2001, the Company entered into a Termination Agreement (the "Termination") with the Consultants, whereby both parties agreed to terminate the Consulting Agreements. As a material inducement to the Company and Consultants to enter into the Termination, the Consultants agreed to return all 710,000 shares of the Company's common stock in exchange for 150,000 shares of the Company's common stock.

As of September 30, 2001, the Company received and cancelled 200,000 shares from the Consultant, while the remaining 510,000 shares remain outstanding. The 710,000 shares were originally expensed in the amount of $554,500 as stock based compensation in January 2001. As no services were performed by the Consultants, the Company reversed the entire expense of $554,500 while recording an other receivable of $398,300 for the 510,000 outstanding shares. The following proforma statements of operations shows the effects of the Termination and related reduction of expenses for the three months ended March 30, 2001, the period in which the transactions were previously reported:

                                            For the Three Months Ended March 31, 2001
                                            Previously Reported              Restated       Difference
                                            -------------------            ----------       ----------
Revenue                                              $       --            $       --       $       --
Operating expenses                                      884,800               330,300          554,500
Loss from operations                                    884,800               330,300          554,500
Other expense                                            70,600                70,600                0
Loss before provision for income taxes                  955,400               400,900          554,500
Provision for income taxes                                   --                    --               --
                                                      ---------             ---------        ---------
Net Loss                                             $  955,400            $  400,900       $  554,500
                                                      =========             =========        =========
Basic and diluted loss per common share              $    (0.10)           $    (0.05)      $    (0.05)
                                                      =========             =========        =========
Basic and diluted weighted average
   Common shares outstanding                          9,241,000             8,712,400          528,600
                                                      =========             =========        =========

5.      STOCK OPTION PLAN

The Company adopted the following stock option plan during August 2001:

2001 Stock Option Plan

The purpose of this plan is to strengthen the Company by providing both incentive stock options ("ISO's") and nonqualified options ("NQO's") as a means to: (i) encourage selected officers and key employees to accept or continue employment with the Company, and (ii) increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through participation in the growth in value of the common stock of the Company. Eligible persons may be granted ISO's with an exercise price of no less then the fair value of the stock on the date of grant or NQO's with an exercise price of no less then 85% of the fair value of the stock on the date of grant. Both types of options may be granted to any ten percent stockholder at no less then 110% of the fair market value of the stock covered by the option at the time the option is granted. The Company has set aside 1,585,500 shares of common stock for this plan with no options granted as of September 30, 2001.

6.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $2,307,100 for the nine months ended September 30, 2001. The Company is in the fourth year of research and development, with an accumulated loss during the development stage of $6,313,000, a stockholders' deficit of $197,400 and a working capital deficiency of $203,600 as of September 30, 2001. As of September 30, 2001, management is uncertain as to the completion date of its proposed products or whether the products will be completed at all.

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

Overview

        We are a development stage company, and have a very limited operating history and have no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

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

        We will continue efforts on prototype development and the generation of pre-clinical and clinical data in the months ahead. It is anticipated that we will submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage within the next six to nine months. We plan to begin research on kidney preservation and developing solutions that will operate under refrigerated and sub-zero temperature conditions within the next six months.

        We filed a provisional patent application in June to cover recent
discoveries in our platelet preservation process.   We anticipate filing
additional patent applications relating to platelet preservation during the next twelve months of operations which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

        We also plan to relocate our current research and development facility from Russia to a more suitable location to accommodate more equipment and personnel, and intend to establish a central administrative facility in the U.S. within the next six to nine months

Product Development

We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. Thus far, we have used Quintiles, Inc. only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles participation will increase as we meet with the FDA to proceed with clinical trials.

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

        We have developed a three-phase marketing strategy, with estimated time requirements for the research and development, and market introduction of products. The plan starts with phase one, a platelet preservation product which stores platelets under refrigeration for 7 to 9 days using only our PlexLife solution by itself. Subject to market requirements, the second phase will be the market introduction of the PlexLife System with our hyperbaric container. Our third phase of marketing will be to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-zero temperatures.

Platelet Preservation - Refrigeration

        The plan starts with a platelet preservation product using only the PlexLife solution by itself. We have been able to successfully store platelets for 10 days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. We are now in process of having our technology validated by an independent test facility in the U.S. Currently the industry stores platelets at ambient temperature for a maximum of 5 days, an FDA-imposed limit due to historic bacterial infection of the platelets.

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

Organ Preservation

        This effort will incorporate storage of organs' involving experiments with animal organs' to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. The development will include the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.

     Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Results of Operations

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Revenues. We have not had any revenue since our inception in February 1998, as our focus to date has been on the research and development of products.

General and Administrative Expenses.   Our total general and administrative
expenses in the three months ended September 30, 2001 equaled $866,100, an increase from $183,100 for the comparable period in 2000. This increase was primarily due to an increase in stock based compensation. We usually compensate our executives, cetain consultants and pay certain professional fees with stock, options and warrants to conserve cash.

Research and Development. Our research and development expenses decreased from $89,600 for the three months ended September 30, 2000 to $66,800 for the three months ended September 30, 2001, due to a shut down of our Russian branch during the month of August, 2001.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2001 equaled $12,700, an increase from $9,600 for the three months ended September 30, 2000. This increase is due to our decision to increase our sales and marketing expenses.

Interest Expense. We incurred interest expense of $30,100 for the three months ended September 30, 2001 as compared to $29,100 in the same period in 2000. The increase is primarily due to interest on related party notes payable.

Net Loss. As a result of the foregoing factors, our net loss increased from $311,400 for the three months ended September30, 2000 to $1,538,200 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

General and Administrative Expenses.   Our total general and administrative
expenses in the nine months ended September 30, 2001 equaled $1,329,900, a decrease from $1,423,200 for the comparable period in 2000. This decrease was primarily due to a decrease in stock based and cash based compensation and payment of cetain professional fees.

Research and Development. Our research and development expenses decreased from $251,500 for the nine months ended September 30, 2000 to $207,900 for the nine months ended September 30, 2001, due to a shut down of our Russian branch in August, 2001.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2001 equaled $38,100, a decrease from $50,000 for the nine months ended September 30, 2000. This decrease is due to our decision to decrease our sales and marketing expenses until our products are ready for introduction into the market.

Interest Income. We did not have any interest income for the nine months period ended September 30, 2001, compared to interest income of $400 for the comparable period in 2000.

Interest Expense. We incurred interest expense of $75,000 for the nine months ended September 30, 2001, as compared to $87,400 in the same period in 2000. The decrease is primarily due to interest on related party notes payable.

Net Loss. As a result of the foregoing factors our net loss increased from $1,812,500 for the nine months ended September 30, 2000, to $2,307,100 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through financing from our founders and private investors, a public offering under Regulation D Rule 504, and private placements under Regulation D Rule 505.

  Our operating plan for calendar year 2001has been focused on development of our products. It is our estimate that a cash requirement of $1,200,000 is required to support this plan, comprised of $1,000,000 for operating expenses and $200,000 for capital expenditures. We have recieved an aggregate of $925,000, and are actually seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all.

   We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements.

Intellectual property

        We consider our intellectual property to be a key cornerstone and asset of our business. As such, the intellectual property, which consists of applied-for patents, trade secrets, copyrights and know-how will, be both developed and protected. We plan to gain protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contract and procedure. In addition to the previous patent filings, we recently filed a provisional patent application in June 2001. Information regarding our patents is contained in our most recent Annual Report on Form 10-KSB.

Risk Factors

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

GOING CONCERN

        We are in the fourth year of research and development, with an accumulated loss during the development stage of $6,313,000. As of September 30, 2001 we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

        These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

        The report of our independent certified public accountants, included in our most recent Annual Report on Form 10-KSB, contains a paragraph regarding our ability to continue as a going concern.

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate that based on our short-term forecast of raising additional funds of $1.2 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until April 2002. To date, however, we have raised $925,000 through September 30, 2001. We therefore need to raise additional capital. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


(1) During the three months ended September 30, 2001, we issued approximately 497,487 shares of common stock for an aggregate amount of approximately $413, 047. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 as amended (the "Act") and/or Regulation D promulgated under the "Act" and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

(2) During the three months ended September 30, 2001, we issued warrants to purchase an aggregate 165,000 shares of common stock with prices ranging from $0.55 to $1.25 per share in consideration as cancellation of debts owed to certain service providers. These issuances were made in reliance on Section 4(2) of "Act". The service providers were sophisticated investors with access to all relevant information necessary to evaluate the investments, andwho represented to us that the shares were being acquired forinvestment purposes.

(3) During the three months ended September 30, 2001, we issued approximately 135,000 shares of common stock for an aggregate amount of approximately $79,150 in consideration for the cancellation of debts owed to certain service providers. These issuances were made in reliance on Section 4(2) of the "Act" as amended. The service providers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

(4) During the three months ended September 30, 2001 we issued 10,813 shares of common stock for an aggregate amount of approximately $5,100 in consideration for cancellation of debts owed to certain individuals. These issuances were made in reliance on Section 4(2) of the "Act". The individuals were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment purposes.

(5) During the three months ended September 30, 2001, we issued options to purchase 430,000 shares of common stock under our Non-Statutory Stock Option Plan to three individuals, with exercise prices ranging from $0.025 to $0.10 per share. The issuances made in reliance of Section 4(2) of the "Act" as amended and were made without general solicitation or advertising. The individuals were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment purposes.

(6) In July 2001, we issued approximately 9,092 shares of common stock for an aggregate amount of approximately $ 9,091 in consderation for a finder's fee to certain individuals. These issuances were made in reliance on Section 4(2) of the "Act"as amended. The service providers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

(7) In July 2001, we issued warrants to purchase 1,028,888 shares of common stock with prices ranging from $0.01 to $0.3 per share as cancellation of debts owed to certain officers and shareholders of the Company. These issuances were made in reliance of Section 4(2) on the "Act".The officers of the Company are sophisticated investors with access to all relevance information necessary to evaluate the investments, and who represented to the Company that the shares were being acquired for investment purposes.

(8) In September 2001, we issued 150,000 shares of common stock with an aggregate of approximately $156,200 on the date of issuance in consideration of the settlement of a dispute with former consultants. These issuances were made in reliance on Section 4(2) of the "Act". Theindividuals were sophisticated investors with access to all relevantinformation necessary to evaluate the investments, and who represented to theCompany that the shares were being acquired for investment purposes.


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

                                                         HYPERBARIC SYSTEMS


Date:  November 14,2001

/s/ Harry Masuda
----------------------------
Harry Masuda
Chief Executive Officer