Form 10KSB
period 2001-12-31
HYPERBARIC SYSTEMS
filed 2002-03-29
CIK 1070181

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                Form 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2001


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________

                      Commission file number:  0-28413

                             HYPERBARIC SYSTEMS
               (Name of small business issuer in its charter)

                                CALIFORNIA
        (State or other jurisdiction of incorporation or organization)

                                77-0481056
                   (IRS Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: No revenues for the fiscal year ended December 31, 2001.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 20, 2002, was $5,493,327. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 9,582,283 shares of common stock outstanding as of March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ___; No X


TABLE OF CONTENTS


PART I                                                                     Page

Item 1.  Business                                                            3
Item 2.  Description of Property                                            14
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Security Holders                15

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters           15
Item 6.  Management's Discussion and Analysis or Plan of Operation          16
Item 7.  Financial Statements                                               18
Item 8. Changes in and Disagreements With Accountants on Accounting and 51 Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(A) of the Exchange Act                 51
Item 10. Executive Compensation                                             53
Item 11. Security Ownership of Certain Beneficial Owners and Management     55
Item 12. Certain Relationships and Related Transactions                     56
Item 13. Exhibits and Reports on Form 8-K                                   57


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


ITEM 1. DESCRIPTION OF BUSINESS

        HyperBaric Systems was incorporated on February 26, 1998, in the State of California. We are a development stage company whose principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets, and other biological material, and bringing them to the marketplace. Our potential customers include blood banks, hospitals, clinics, and similar organizations. We have no revenue from product sales or services to date. Our development efforts and operations have been funded though equity infusions from investors and loans from shareholders.

The HBS System for Preservation of Platelets

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

        Blood platelet preservation is achieved by storing the platelets under refrigeration utilizing a proprietary process and solution to maintain cell function viability and morphology. The objective of our technology is to maintain high quality platelets for a longer period of time than is currently possible using conventional methods. Even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures. Further research is required to establish the protocol and storage times under these conditions. The storage and preservation of organs such as the kidney, liver and heart will be considered using the same techniques used in the preservation of platelets; however, it is anticipated that the solution and process will vary for each organ type. On October 31, 1998, we applied for a patent on Method and Apparatus for Preserving Biological materials. We applied for another patent in February 1999 covering processes and solutions to facilitate blood platelet preservation. Both patent applications have been submitted but have not been issued as of this date. In June 2001, we filed a provisional patent entitled "Preservation of Blood Platelets at Cold Temperatures" to cover our improved platelet preservation methods.

        We are continuing the development of our Platelet Preservation System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum. Current practices used in blood banks promote bacteria growth and the quality degrades over time because platelets are stored at room temperature. Our system stores platelets at refrigeration temperatures, a few degrees above the freezing point of water.

        Historically, platelets stored at refrigerated temperatures for more than a few hours change their shape from discoid to sphere. It has been found that such platelets are quickly removed from circulation by the body within hours after transfusion and are not acceptable for cancer patients who have undergone chemotherapy, a process that destroys platelets. Repeated platelet transfusions are administered to cancer patients that have undergone chemotherapy until the body produces sufficient platelet counts where no further transfusions are required. It is desirable to have platelets that circulate for more than a few hours after transfusion.

        One test marker used to predict platelet survival after infusion is the morphology or the platelet shape. Platelets that maintain their discoid shape are more likely to survive longer after transfusion than platelets that change their shape. We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting disc population remain discs after 24 hours of refrigeration. Our goal is to store refrigerated platelets for 7 days to 9 days and retain at least 50% discs. Tests are continuing to meet this goal. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary. We are targeting blood banks and hospitals as our main customers in the worldwide markets. We are also seeking possible alliances and licensees.

The HBS System for Preservation of Organs

        We believe that the basic approach used to store platelets can be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures.

Operations and Facilities

         During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established the basic infrastructure and plan for our company. At December 31, 2001, we had seven employees in the U.S. and eleven at our research facility in Russia.

        In August 1998, we established a branch office in Krasnoyarsk, Russia, where we conduct research and development for platelet preservation. Krasnoyarsk was chosen to take advantage of low cost technical expertise, availability of low cost materials such as titanium, and also because two members of our team, Dr. Vladimir Serebrennikov, Director of Research and Mr. Leonid Babak, Branch Chief of Russian Operations, reside there. We have conducted approximately 700 experiments directly related to platelet preservation at our Russian facility from inception through December 31, 2001.

        The Russian government has placed no restrictions on our ability to operate our business, hire employees in Russia, and freely transport our assets from Russia to the U.S. without any assessment or payments to the Russian Federation. There are no material restrictions or regulations to which we are subject in Russia as a result of our activities there. Conducting operations in Russia does not affect FDA approval or our proposed business activities in the United States, because no clinical trials are or will be conducted there.

        While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility. We are also in the process of refining our technology prior to human studies.

Research and Development

        We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market. Based on these constraints, we have developed a research and development plan that requires multiple developments to be conducted at the same time.

        We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with a platelet preservation product which stores platelets under refrigeration for seven to nine days using our proprietary solution by itself. The second phase is the market introduction of our Platelet Preservation System utilizing our hyperbaric container. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-zero temperatures. We are currently in the first phase of our strategy, and anticipating advancing through this phase for the foreseeable future.

        Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

        Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. We are now in the process of having our technology validated by an independent test facility in the U.S. Currently the industry stores platelets at ambient temperature for a maximum of five days, a FDA-imposed limit due to historic bacterial infection of the platelets.

Platelet Preservation - Sub-Zero Storage

        This development is intended to result in longer storage times for platelets, combining the use of solutions, sub-zero temperature and high pressure. It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days. This will provide the medical community with a new and economical method for long-term platelet storage, thereby reducing the current loss of product. The successful implementation of refrigerated platelets at nine days or beyond may eliminate the need for sub-zero stored platelets for most blood center needs.

Organ Preservation

        This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal or superior to present storage methods and storage times. The development process includes the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.


Test Results

        Non-clinical experiments and tests of platelet preservation and other research and development activities are being conducted in Russia as well as production of prototype and pre-production hyperbaric units used to store platelets at sub-zero temperatures. Recent tests of platelets stored under refrigeration include morphology, HSR and ESC- tests that may predict the behavior and survival of stored platelets after infusion in patients. Normally, platelets stored at refrigerated temperatures for only a few hours change their shape and become spherical. Such platelets are not useful for the major cancer market because they are quickly removed from circulation by the body. The platelets used in our tests were prepared using a proprietary process which includes a set of solutions and methods to allow platelets to be refrigerated without causing activation or shape change. We are continuing to conduct experiments to find the optimal conditions of storage at refrigerated temperatures. Currently, we were able to achieve up to 24 hours of refrigerated storage of platelets with up to 68% remaining discs. Up to 13% of the platelets remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We subsequently demonstrated that platelets stored using our technology under refrigeration for ten days still remain functional, with a platelet survival rate up to 78% and 20% maintaining full functionality.

        Our most recent test efforts have been directed toward the refinement of our platelet preservation technology before we commence human studies and an application for approval from the FDA. Human studies are currently projected to start sometime in 2002.


Product Development

        We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. Thus far we have used it only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles' participation will increase as we meet with the FDA to proceed with clinical trials.

        As an overall strategy, we intend to limit the system claims for our Platelet Preservation System and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. We also plan to market our first products in countries that have relaxed regulatory requirements for product sales. We believe that this should provide a shorter time to market.

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

Our Disposable Phemtest Test System

        On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, one of our officers and directors, acquiring all patent rights owned by Mr. Okimoto to a disposable test device called Phemtest. Mr. Okimoto received no cash payment in consideration for the assignment of the above mentioned patents. The product, a disposable vaginal disease test device for women, was developed during the early 1980's and the first patent application was filed in 1985. It is based on the pH level reading of the vaginal tract to determine the presence of bacterial infection. A pH reading of higher than 4.5 is an indication that a pathology exists and that the patient should see a physician for precise diagnosis and treatment. The prototype has a retractable tip that can be extended well into the vestibule of the vagina.

        Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture, and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.

Competition

        As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell for platelet preservation, Cerus for viral inactivation for platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We believe that these companies are active in research and development of biological material preservation; however, we do not know the current status of their development efforts. Most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

        Prior to the formation of our company, Vladimir Serebrennikov, our Technical Director of Research and Development, conducted independent research over a ten-year period, involving research concerning the preservation of biologic material using high pressure. After we were formed on February 26, 1998, the knowledge he gained was applied to the preservation of blood platelets, our primary market focus. New methods were developed in the container hardware design, processes and solutions for platelets, which continue to evolve as we continue our research and development efforts.

        On June 1, 1998, we were assigned the entire worldwide right, title and interest in a preservation technology applicable to, but not limited to platelets (a blood component), red blood cells, heart valves, tissue and organs. This technology concerned all of the discoveries, concepts and ideas whether patentable or not, invented and developed by Leonid Babak and Vladimir Serebrennikov. The assignment was in exchange for our issuance of 877,500 shares of common stock to each of Messrs. Babak and Serebrennikov, valued at the time of issuance at $0.0025 per share.

        Since this assignment, we have been performing further research and development on the technology assigned, and have filed one patent application and a continuation in part, as described elsewhere herein. We anticipate filing additional patents on other aspects of the technology assigned by Messrs. Babak and Serebrennikov as additional inventions are reduced to practice.

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

        We filed an international application with the Patent Cooperation Treaty based on our U.S. patent application, designating all countries and regions on October 12, 1999. In addition, in June 2001 we filed a provisional patent entitled "Preservation of Blood Platelets at Cold Temperatures" to cover our improved platelet preservation methods. We believe that the patent and its extensions will protect the current core technology and provide us with a long-term competitive advantage in the market.

        New processes for preserving platelets were developed by us, which we have proceeded to patent. Although we believe that our methods for preserving platelets are patentable, there can be no assurance that we will be granted a patent. If such patents are not granted, this could have a material adverse effect on our ability to compete with other companies that have much greater financial and technical resources than we currently possess.

        We purchased the patents for a product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash. To date, no royalties have been earned or paid under this agreement.

Government Regulation

        The FDA and the European Union ("EU") have regulations for the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

        We believe that all of the products currently in development will require FDA approval prior to marketing. Our initial products are at the prototype development stage and pre clinical testing. We intend to submit our initial Investigational New Drug Exemption ("IND") and Investigational Device Exemption ("IDE") as soon as sufficient pre clinical data is obtained. Both of the IND and IDE must be filed with the FDA prior to conducting clinical trials on human subjects. The success completion of clinical trials is the final step toward receiving FDA approval of our product for marketing.

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

        We intend to pursue 510(k) approval from the FDA for our storage device, although there is a possibility that the FDA could determine that an application for a new device may be required. A 510(k) submission will require a showing of "substantial equivalence" to one or more legally marketed devices. Regulatory review of a 510(k) application should take a few months less than that for a new device application. We believe that in either case the data required would be approximately the same pre clinical and clinical data demonstrating safety and efficacy.

        In order for us to receive FDA 510(k) approval, we believe that we will need to show that platelets stored utilizing our device must be equivalent to platelets stored using currently approved methods. We would do these utilizing laboratory tests of platelet function and results of a clinical trial. If we determine that we will pursue new claims for platelets stored using our device, more extensive clinical trials would be necessary. We do not expect to pursue new claims initially, even if we believe that some may be supported by our research.

        We currently intend to file our initial IND/IDE within the first half of 2002. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

        Russian regulations governing patents and procedures for ownership of patents are similar to those in the U.S., as they state that any patentable products or ideas developed through the branch personnel will be our property as long as an agreement with employees and outside sub-contract personnel stipulate that such inventions shall be assigned to us. This is similar to U.S. law. It is our practice to require that all personnel and outside contractors sign such an agreement.

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

        As an approved medical device, our storage product must be manufactured according to Quality Systems Regulations ("QSR") and Good Manufacturing Practices ("GMP"). We intend to be in compliance with these regulations during product development. It is our plan to manufacture devices through contract manufacturers experienced in the FDA regulations and familiar with QSR
requirements and whose facilities are in compliance with QSR.   We intend to
audit all contract manufacturers to help assure proper compliance. Components of our device are comprised of usual metals, plastics, and electronic parts and should generate no unusual disposal streams.

Employees

        As of December 31, 2001, we had 18 employees, seven in the U.S. and 11 in Russia. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2001 financial statements, which are included in this prospectus, to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

        We are in the fourth year of research and development, with an
accumulated deficit during the development stage of $6,977,400.   We currently
do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate we will have sufficient funds to meet our anticipated needs for working capital, capital expenditures and business operations until April 2002. In the next twelve months, we estimate that we will have aggregate cash requirements of $2,500,000. However, we have raised only $1,451,400 through December 31, 2001. We therefore need to raise additional capital. Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy and the further impact on the economy of recent terrorist attacks. We currently have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        We have a very limited operating history, and have no revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

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

ESTABLISHING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

        Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our products in development. Products based on our technologies will represent new methods of treatment and preservation. Our prospective customers, including blood banks, hospitals and clinics, will not use our products unless they determine that the benefits provided by these products are greater than those available from competing products. Even if the advantage from our planned products is clinically established, prospective customers may not elect to use such products for a variety of reasons.

        We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. The completion of the development and commercialization of any of our products under development remains subject to all of the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development.

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

WE MAY FAIL TO OBTAIN GOVERNMENT APPROVAL OF OUR PROCESSES.

        The United States Food & Drug Administration ("FDA") regulates the commercial distribution and marketability of medical solutions and equipment. In the event that we determine that these regulations apply to our proposed products, we will need to obtain FDA approval for such distribution. The process of obtaining FDA approval may be expensive, lengthy and unpredictable. We have not developed our products to the level where these approval processes can be started. We do not know if such approval could be obtained in a timely fashion, if at all. In the event that we do not receive any required FDA approval for certain products, we would not be able to sell such products in the United States.

        The regulation of our processes and products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

        We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances. We may not be able to enter into these strategic partnerships on commercially reasonable terms or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of
customers or otherwise prove advantageous to our business.   Our inability to
enter into new strategic alliances could have a material and adverse effect on our business.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR COMMON STOCK IS "PENNY STOCK".

        The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies' stocks have recently been highly volatile and have recorded lows well below historical highs.

        Factors that could cause such volatility in our common stock may include, among other things:

- actual  or  anticipated fluctuations in our quarterly operating results;

- announcements of  technological  innovations;

- our ability or inability to raise additional capital, or the terms and conditions of such additional capital;

- delays in the regulatory approval process for our products;

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

        We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.


ITEM 2. DESCRIPTION OF PROPERTY.

        We currently own no real property and have no interest in any real property. We have not yet entered into a lease on facilities in the United States. Our principal address as reported herein is the residence of one of our employees. Although the real estate leasehold market in California is highly competitive, we believe that as we require facilities in California we will be able to find such available facilities at a reasonable cost.

        Our primary research and development effort is conducted at our facility in Kransnoyark, Russia. We lease this property under a one-year lease, which can be terminated within thirty days notice with a monthly rent of approximately $1,200. We employ eleven people at that facility, including researchers and support personnel. We have also conducted platelet experiments at the Sacramento Blood Foundation in Sacramento, California on a contract basis since April of 1999. The experiments are conducted under our direction, but using the Foundation's personnel.

ITEM 3. LEGAL PROCEEDINGS.

        On December 10, 2001, we filed a complaint entitled HyperBaric v. John
A. Mattera, in the United States District Court, Northern Division, Case No.
C01-21142.   This is an action against John A. Mattera ("Mattera") for breach of contract; breach of the implied covenant of good faith and fair dealing; fraud; securities fraud; and constructive trust in connection with a stock purchase agreement that we entered into with Mattera in April 2001. Pursuant to the agreement, Mattera was to wire transfer the sum of $104,000 within 72 hours of receipt of 400,000 free trading shares of our stock to be deposited
with a clearing agent designated by Mattera.   Mattera failed to pay and
refused to pay for the shares of stock; however, the shares were cleared and released to Mattera by the clearing agent without confirmation that payment had been received by us. Thereafter, the transfer agent refused to cancel the transfer or return the shares without a court order. We are seeking damages; interest allowable by law; rescission of the agreement and return of the shares; attorneys' fees and costs incurred for the suit; punitive damages; and a preliminary injunction preventing the transferring of the shares and/or
disposal of the proceeds until termination of the litigation.   Mattera was
served in Florida on December 28, 2001, but to date no response has been filed. We are currently seeking a default judgment against Mattera for the $104,000 plus interest; however, there can be no assurance that we will be able to recover any of this amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock has been traded on the NASD O-T-C Market Bulletin Board since May 18, 1999. Prior to that date, our common stock was not actively traded in the public market. Our common stock is listed on the NASD
O-T-C Market Bulletin Board under the symbol "HYRB.OB".   Since October 2001,
our common stock has also been traded on the Frankfurt Stock Exchange under the symbol "HYT". The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the NASD O-T-C Market as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.


                Period:
                2001                     Low Bid       High Bid
                --------------           -------       --------
                Fourth Quarter            $ 0.63        $ 1.24
                Third Quarter             $ 0.46        $ 1.88
                Second Quarter            $ 0.16        $ 0.54
                First Quarter             $ 0.19        $ 1.37

                2000
                --------------           -------       --------
                Fourth Quarter            $ 0.26        $ 0.59
                Third Quarter             $ 0.40        $ 1.50
                Second Quarter            $ 1.01        $ 1.75
                First Quarter             $ 0.50        $ 1.75



        On March 20, 2002, the high and low bid prices of our common stock on the Bulletin Board were $ 0.78 and $ 0.70 per share, respectively, and there were approximately 190 holders of record of our common stock.

        To date, we have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.


RECENT SALES OF UNREGISTERED SECURITIES

        Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2001, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2001. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

        (1) During the quarter ended December 31, 2001, we granted options to purchase an aggregate of 75,000 shares of our common stock to an employee. The options have an exercise price of $0.85 per share, which was the fair market value of our common stock on the date of grant. The grant of options was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and was made without general solicitation or advertisement. The optionee represented to us that the options were being acquired for investment.

        (2) During the quarter ended December 31, 2001, we issued an aggregate of 19,572 shares of common stock to two consultants in consideration
of services rendered with a value of $19,350.   The issuances were made in
reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertisement. The consultants were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

        We are a developmental stage company, and have a very limited operating history and no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

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

        We will continue efforts on prototype development and the generation of pre-clinical and clinical data in the months ahead. It is anticipated that we will submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage within the next six to nine months. We plan to begin research on kidney preservation and developing solutions that will operate under refrigerated temperature conditions within the next six months.

        In addition to our previously-filed patent applications, we filed a provisional patent application in June 2001 to cover recent discoveries in our
platelet preservation process.   We anticipate filing additional patent
applications relating to platelet preservation during the next twelve months of operations, which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

        We also plan to relocate our current research and development facility from its current location in Russia to a more suitable location in that country to accommodate more equipment and personnel, and intend to establish a central administrative facility in the U.S. within the next six to nine months.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

        We did not generate revenue in the years ended December 31, 2001 and 2000. We are a development stage company in the fourth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

        We incurred $1,580,700 in general and administrative expenses during the year ended December 31, 2001, as compared to $2,176,100 of general and
administrative expenses during the year ended December 31, 2000.   The decrease
was due primarily to a significant decrease in our use of stock-based compensation, which equaled $887,300 during the year ended December 31, 2001,
compared to $1,474,200 in the comparable period in 2000.   Due to our need to
conserve operating cash, we utilized stock-based compensation to expand our business and retain several employees and consultants in 2000. The remainder of the decrease was due to a reduction in professional fees.

        We expensed $319,600 on research and development in the year ended December 31, 2001, compared to research and development expenses of $265,200 in the year ended December 31, 2000. The increase was due to an expansion of our research and development efforts in our Russian research facility and in the U.S. as we move toward the validation of our technology.

        Our sales and marketing expenses increased to $81,000 in the year ended December 31, 2001, compared to $57,100 in the year ended December 31, 2000.
The increase was due to the hiring of a new Vice President of Marketing and the expansion of our company promotion efforts. Although we are developing our sales and marketing efforts, we intend to expand at a measured pace until our products are ready for introduction into the market.

        We did not have interest income in the year ended December 31, 2001, compared to interest income of $500 in the year ended December 31, 2000. Our interest income reflects the minimal cash reserves that we maintain. We incurred interest expense of $229,200 during the year ended December 31, 2001, compared to interest expense of $43,200 during the year ended December 31, 2000. The increase is primarily due to interest on promissory notes issued in 2000, many of which were converted to common stock in 2001.

        Based on these expenses, we incurred a net loss of $2,971,500 for the year ended December 31, 2001, compared to a loss of $2,635,700 for the year ended December 31, 2000. Due to an increase in the weighted average number of common shares outstanding (11,646,700 at December 31, 2001 compared to 7,124,800 at December 31, 2000), our loss per common share decreased to $0.26 for the year ended December 31, 2001 compared to $0.37 at December 31, 2000.

Liquidity And Capital Resources

        Since our inception, we have financed our operations through financing from the founders and private investors, a public offering under Regulation D Rule 504, and private placements under Regulation D Rule 505.

Our operating plan for calendar year 2002 has been focused on development of our products. It is our estimate that a cash requirement of $2,500,000 is required to support this plan through December 2002. We have received an aggregate of $1,451,400 through equity placements in the year ended December 31, 2001, and are currently seeking additional funding. There can be no assurance that additional financing will be available at terms favorable to us or at all.

        We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time, however, we have no agreements or other arrangements for any such private placements.

        We are in the fourth year of research and development, with an accumulated loss during the development stage through December 31, 2001 of $6,977,400. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

        The report of our independent certified public accountants, included in this Annual Report on Form 10-KSB, contains a paragraph regarding our ability to continue as a going concern.



ITEM 7. FINANCIAL STATEMENTS



                        HYPERBARIC SYSTEMS
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS

 (With Report of Independent Certified Public Accountants Thereon)



TABLE OF CONTENTS
                                                       PAGE NO.

Report of Independent Certified Public Accountants         19

Financial statements:

Balance sheet                                              20

Statements of operations                                   21

Statement of stockholders' deficit                         22

Statements of cash flows                                   31

Notes to financial statements                              34



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
HyperBaric Systems
(A Development Stage Company)
Palo Alto, California

We have audited the accompanying balance sheet of HyperBaric Systems (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period from February 26, 1998 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HyperBaric Systems as of December 31, 2001, and the results of its activities and cash flows for the years ended December 31, 2001 and 2000 and for the period from February 26, 1998 (Inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


  /s/  L.L. Bradford & Company, LLC
-------------------------------------
       L.L. Bradford & Company, LLC
       January 29, 2002
       Las Vegas, Nevada



                                 HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET
                                 December 31, 2001

                                      ASSETS

Current assets
        Cash                                                            $  331,700
        Prepaid expenses and other current assets                           39,200
                                                                        ----------
                Total current assets                                       370,900

Fixed assets, net                                                            5,500
                                                                        ----------

Total assets                                                            $  376,400
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $   59,500
        Accrued liabilities                                                 56,400
        Stockholder payables                                               245,600
        Stock subject to rescission                                         68,100
                                                                        ----------
                Total current liabilities                                  429,600
                                                                        ----------
Total liabilities                                                          429,600

Commitments and contingencies                                                   --

Stockholders' deficit
        Common stock; no par or stated value; 50,000,000 shares
           authorized, 14,561,800 shares issued and outstanding          7,322,500
        Other receivables, net                                            (398,300)
        Accumulated deficit during development stage                    (6,977,400)
                                                                        ----------
                Total stockholders' deficit                                (53,200)
                                                                        ----------

Total liabilities and stockholders' deficit                             $  376,400
                                                                        ==========



                                 HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF OPERATIONS

                                                                                                             February 26, 1998
                                                                   Year ended                               (Inception) Through
                                                                December 31, 2001           2000             December 31, 2001
                                                                ---------------        -----------           -----------------

Revenue                                                           $         --        $         --             $          --

Operating expenses
        General and administrative
                Stock based compensation                               887,300           1,474,200                 2,676,000
                Other general and administrative expenses              693,400             701,900                 2,051,300
                                                                   -----------         -----------               -----------

        Total general and administrative                             1,580,700           2,176,100                 4,727,300
        Research and development                                       319,600             265,200                   885,600
        Sales and marketing                                             81,000              57,100                   211,000
                                                                   -----------         -----------               -----------
                Total operating expenses                             1,981,300           2,498,400                 5,823,900
                                                                   -----------         -----------               -----------
Loss from operations                                                (1,981,300)         (2,498,400)               (5,823,900)

Other income (expense)
        Loan fees                                                     (656,200)            (93,800)                 (750,000)
        Bad debt related to other receivable                          (104,000)                 --                  (104,000)
        Interest income                                                     --                 500                     2,500
        Interest expense                                              (229,200)            (43,200)                 (298,800)
                                                                   -----------         -----------               -----------
Loss before provision for income taxes                              (2,970,700)         (2,634,900)               (6,974,200)

Provision for income taxes                                                 800                 800                     3,200
                                                                   -----------         -----------               -----------

Net loss                                                          $ (2,971,500)       $ (2,635,700)             $ (6,977,400)
                                                                   ===========         ===========               ===========

Basic and diluted loss per common share                           $      (0.26)       $      (0.37)             $      (0.99)
                                                                   ===========         ===========               ===========
Basic and diluted weighted average
        common shares outstanding                                   11,646,700           7,124,800                 7,023,100




                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' DEFICIT
                    From Date Of Inception To December 31, 2000

                                                                                      Loan Fees
                                                  Common Stock                    Related to Options        Prepaid Consulting
                                       ----------------------------------            to Purchase             Services Paid in
                                           Shares                 Amount             Common Stock              Common Stock
                                       ----------------------------------         ------------------        ------------------
Balance at February 26, 1998
 (Date of inception)                             --             $       --         $         --              $           --

Issuance of common stock in
 February 1998 for founders'
 services                                 4,058,000                 10,200                   --                          --

Issuance of common stock for
 cash in April, July and
 December 1998                              413,600                118,400                   --                          --

Issuance of common stock in
 September 1998 in Reg. D offering,
 net of offering cost of $10,600          1,000,000                239,400                   --                          --

Issuance of common stock in
 September 1998 for cash paid and
 services, net of offering cost
 of $149,400                                600,000                    600                   --                          --

Net loss                                         --                     --                   --                          --
                                         ----------              ---------             --------                  ----------

Balance, December 31, 1998                6,071,600                368,600                   --                          --

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $163,000                 287,200                379,500                   --                          --

Exercise of stock options in
 August 1999                                 31,000                    400                   --                          --

Issuance of common stock for
 services in May and December
 1999                                         5,200                  7,800                   --                          --

Issuance of warrants in August
 and September 1999 in
 connection with debt
 securities                                      --                 24,800                   --                          --

Stock based compensation
 related to options and
 warrants                                        --                296,500                   --                          --

Net loss                                         --                     --                   --                          --
                                         ----------              ---------             --------                  ----------

Balance, December 31, 1999                6,395,000              1,077,600                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $25,800                  140,100                184,400                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000, net of
 offering costs of $28,100                  224,500                308,700                   --                          --

Issuance of common stock for
 cash                                        81,200                 24,400                   --                          --

Stock options and warrants
 exercised                                  390,600                 28,900                   --                          --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering                        206,700                 67,500                   --                          --

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                          (222,900)              (334,400)                  --                          --

Issuance of common stock in
 satisfaction of promissory
 note                                        13,500                  5,000                   --                          --

Issuance of common stock for
 prepaid consulting services
 in October and December 2000               907,500                335,100                   --                    (335,100)

Amortization of prepaid
 consulting services                             --                     --                   --                     139,900

Stock based compensation
 related to options and
 warrants                                        --              1,334,300                   --                          --

Loan fees related to options
 to purchase common stock                        --                750,000             (750,000)                         --

Deemed interest expense
 related to conversion
 feature of note payable                         --                 37,100                   --                          --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                           --                     --               93,800                          --

Net loss                                         --                     --                   --                          --
                                         ----------              ---------             --------                  ----------

Balance, December 31, 2000                8,136,200              3,818,600             (656,200)                   (195,200)




                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                    From Date Of Inception To December 31, 2000

                                                                    Accumulated
                                                                   Deficit During                Total
                                             Other                  Development              Stockholders'
                                           Receivable                   Stage                   Deficit
                                           ----------              --------------            -------------
Balance at February 26, 1998
 (Date of inception)                        $      --               $          --             $        --

Issuance of common stock in
 February 1998 for founders'
 services                                          --                          --                  10,200

Issuance of common stock for
 cash in April, July and
 December 1998                                     --                          --                 118,400

Issuance of common stock in
 September 1998 in Reg. D offering,
 net of offering cost of $10,600                   --                          --                 239,400

Issuance of common stock in
 September 1998 for cash paid and
 services, net of offering cost
 of $149,400                                       --                          --                     600

Net loss                                           --                    (272,000)               (272,000)
                                           ----------                   ---------                --------

Balance, December 31, 1998                         --                    (272,000)                 96,600

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $163,000                        --                          --                 379,500

Exercise of stock options in
 August 1999                                       --                          --                     400

Issuance of common stock for
 services in May and December
 1999                                              --                          --                   7,800

Issuance of warrants in August
 and September 1999 in
 connection with debt
 securities                                        --                          --                  24,800

Stock based compensation
 related to options and
 warrants                                          --                          --                 296,500

Net loss                                           --                  (1,098,200)             (1,098,200)
                                           ----------                   ---------                --------

Balance, December 31, 1999                         --                  (1,370,200)               (292,600)

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $25,800                         --                          --                 184,400

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000, net of
 offering costs of $28,100                         --                          --                 308,700

Issuance of common stock for
 cash                                              --                          --                  24,400

Stock options and warrants
 exercised                                         --                          --                  28,900

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering                               --                          --                  67,500

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                                  --                          --                (334,400)

Issuance of common stock in
 satisfaction of promissory
 note                                              --                          --                   5,000

Issuance of common stock for
 prepaid consulting services
 in October and December 2000                      --                          --                      --

Amortization of prepaid
 consulting services                               --                          --                 139,900

Stock based compensation
 related to options and
 warrants                                          --                          --               1,334,300

Loan fees related to options
 to purchase common stock                          --                          --                      --

Deemed interest expense
 related to conversion
 feature of note payable                           --                          --                  37,100

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                             --                          --                  93,800

Net loss                                           --                  (2,635,700)             (2,635,700)
                                           ----------                   ---------                --------

Balance, December 31, 2000                         --                  (4,005,900)             (1,038,700)



                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF STOCKHOLDERS' DEFICIT
                     From December 31, 2000 To December 31, 2001


                                                                             Loan Fees
                                                                        Related to Options      Prepaid Consulting
                                             Common Stock                   to Purchase          Services Paid in
                                        Shares           Amount            Common Stock            Common Stock
                                      ----------       ----------       ------------------       ----------------
Balance, December 31, 2000             8,136,200        3,818,600              (656,200)              (195,200)

Issuance of common stock
 for cash (net of offering
 costs of $111,300)                    3,224,900        1,293,100                    --                     --

Stock options and
 warrants exercised                      844,600          158,300                    --                     --

Issuance of common stock
 in satisfaction of
 accounts payable                         67,600           24,800                    --                     --

Satisfaction of accrued
 liabilities related to
 granting of warrants                         --           18,100                    --                     --

Satisfaction of stockholder
 payables related to
 granting of warrants                         --          274,000                    --                     --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600)                                416,600          212,800                    --                     --

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700)                             257,300          272,700                    --                     --

Amortization of prepaid
 consulting services                          --               --                    --                195,200

Issuance of common stock
 for services                            154,600           98,500                    --                     --

Stock based compensation
 related to granting of
 warrants and options                         --          416,600                    --                     --

Deemed interest expense
 related to conversion
 feature of note payable                      --           55,700                    --                     --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                        --               --               656,200                     --

Issuance of common stock
 for other receivable                    800,000          104,000                    --                     --

Common shares due as a
 result of terminated
 consulting agreement                    510,000          398,300                    --                     --

Issuance of common stock in
 exchange for termination
 of consulting agreement                 150,000          177,000                    --                     --

Bad debt related to other
 receivable                                   --               --                    --                     --

Net loss                                      --               --                    --                     --

Balance, December 31, 2001            14,561,800      $ 7,322,500       $            --         $           --



                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                     From December 31, 2000 To December 31, 2001


                                                        Accumulated
                                                       Deficit During          Total
                                         Other          Development         Stockholders'
                                       Receivable          Stage              Deficit
                                       ----------       -----------         ------------
Balance, December 31, 2000                     --        (4,005,900)          (1,038,700)

Issuance of common stock
 for cash (net of offering
 costs of $111,300)                            --                --            1,293,100

Stock options and
 warrants exercised                            --                --              158,300

Issuance of common stock
 in satisfaction of
 accounts payable                              --                --               24,800

Satisfaction of accrued
 liabilities related to
 granting of warrants                          --                --               18,100

Satisfaction of stockholder
 payables related to
 granting of warrants                          --                --              274,000

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600)                                      --                --              212,800

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700)                                   --                --              272,700

Amortization of prepaid
 consulting services                           --                --              195,200

Issuance of common stock
 for services                                  --                --               98,500

Stock based compensation
 related to granting of
 warrants and options                          --                --              416,600

Deemed interest expense
 related to conversion
 feature of note payable                       --                --               55,700

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                         --                --              656,200

Issuance of common stock
 for other receivable                    (104,000)               --                   --

Common shares due as a
 result of terminated
 consulting agreement                    (398,300)               --                   --

Issuance of common stock in
 exchange for termination
 of consulting agreement                       --                --              177,000

Bad debt related to other
 receivable                               104,000                --              104,000

Net loss                                       --        (2,971,500)          (2,971,500)
                                      -----------       -----------          -----------

Balance, December 31, 2001            $  (398,300)     $ (6,977,400)        $    (53,200)
                                      ===========       ===========          ===========


                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS


                                                                                                                February 26, 1998
                                                                       Year ended                              (Inception) Through
                                                                    December 31, 2001           2000            December 31, 2001
                                                                    -----------------        -----------        -----------------
Cash flows from operating activities:
        Net loss                                                   $    (2,971,500)      $    (2,635,700)      $    (6,977,400)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
                Stock based compensation                                   887,300             1,474,200             2,676,000
                Depreciation                                                 1,900                 1,800                 4,300
                Deemed interest expense                                     55,700                37,100                92,800
                Interest expense paid in common stock                      117,300                    --               117,300
                Amortization of discount and loan fees
                        on notes payable                                   656,200                93,800               774,800
                Bad debt related to other receivables                      104,000                    --               104,000
        Changes in operating assets and liabilities:
                Change in prepaid expenses and other assets                (30,100)               (5,800)              (39,200)
                Change in bank overdraft                                      (500)                  500                    --
                Change in accounts payable                                 (27,600)              (17,100)               84,200
                Change in accrued liabilities                              (64,700)               35,200                74,500
                Change in stockholder payables                             217,700               188,700               488,900
                                                                       -----------           -----------           -----------
                        Net cash used by operating activities           (1,054,300)             (827,300)           (2,599,800)

Cash flows from investing activities:
        Purchase of fixed assets                                                --                (6,100)              (9,800)
                                                                       -----------           -----------           -----------
                        Net cash provided by investing activities               --                (6,100)              (9,800)

Cash flows from financing activities:
        Proceeds from issuance of common stock                           1,451,400               546,400             2,736,100
        Proceeds from borrowing on notes payable                            24,000               234,900               323,100
        Principal payments on notes payable                                (68,900)                   --               (97,400)
        Principal payments on stock subject to rescission                  (20,500)                   --               (20,500)
                                                                       -----------           -----------           -----------
                        Net cash provided by financing activities        1,386,000               781,300             2,941,300
                                                                       -----------           -----------           -----------

Net increase (decrease) in cash and cash equivalents                       331,700               (52,100)              331,700

Cash and cash equivalents, beginning of period                                  --                52,100                    --
                                                                       -----------           -----------           -----------

Cash and cash equivalents, end of period                           $       331,700       $            --       $       331,700
                                                                       ===========           ===========           ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                 $           800       $           800       $         3,200
                                                                       ===========           ===========           ===========
        Cash paid for interest                                     $        10,300       $           300       $        10,800
                                                                       ===========           ===========           ===========



                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (Continued)


                                                                                Year ended                     February 26, 1998
                                                                                December 31,                  (Inception) Through
                                                                                   2001               2000     December 31, 2001
                                                                                ----------         ---------  -------------------
Schedule of non-cash financing activities:
        Principal payments on notes payable through the
                issuance of common stock                                        $       --         $   5,000      $    5,000
                                                                                ==========         =========      ==========
        Rescission of common stock related to Reg. D offering
                dated September 1, 1999 and February 2, 2000                    $       --         $ 334,400      $  334,400
                                                                                ==========         =========      ==========

        Loan fees related to options to purchase common stock                   $       --         $ 750,000      $  750,000
                                                                                ==========         =========      ==========

        Issuance of common stock for prepaid consulting services                $       --         $ 335,100      $  335,100
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of
                promissory note issued as a result of rescission offering        $       --         $  67,500      $   67,500
                                                                                ==========         =========      ==========
        Issuance of common stock in exchange for termination
                of consulting agreement                                         $  398,300         $      --      $  398,300
                                                                                ==========         =========      ==========
        Issuance of common stock in exchange for
                other receivable                                                $  104,000         $      --      $  104,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of
                accounts payable                                                $   24,800         $      --      $   24,800
                                                                                ==========         =========      ==========
        Satisfaction of accrued liabilities related to granting
                of warrants                                                     $   18,100         $      --      $   18,100
                                                                                ==========         =========      ==========
        Satisfaction of stockholder payables related to granting
                of warrants and options                                         $  274,000         $      --      $  274,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of convertible
                note payable - related party (excluding interest of
                $82,700)                                                        $  190,000         $      --      $  190,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of promissory
                note issued as a result of rescission offering (excluding
                interest of $34,600)                                            $  178,200         $      --      $  178,200
                                                                                ==========         =========      ==========




                                 HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business HyperBaric Systems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the third year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

Going concern The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,971,500 for the year ended December 31, 2001. The Company is in the third year of research and development, with an accumulated loss during the development stage of approximately $6,977,400, a stockholders' deficit of approximately $53,200 and a working capital deficiency of approximately $58,700 as of December 31, 2001. As of December 31, 2001, management is uncertain as to the completion date or if the product will be completed at all.

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

Cash and cash equivalents The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2001 the Company's uninsured cash balance was approximately $278,000.


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Fixed assets Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterment and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Research and development costs Research and development expenditures are charged to expenses as incurred.

Advertising and marketing costs The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $21,000 and $-- were incurred for the years ended December 31, 2001 and 2000, respectively.

Income taxes The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

New accounting pronouncement In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective October 1, 2001, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncement (continued) SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective October 1, 2001 and does not expect that the adoption will have a material impact on its results of operations and financial position.

Stock-based compensation The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Fair values of financial instruments The carrying amounts of accounts payable, accrued liabilities, stockholder payables, other receivable and stock subject to rescission approximate fair value because of the short-term maturity of these instruments.

Net loss per common share The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive. For the years ended December 31, 2001 and 2000, options and warrants to purchase 2,907,800 and 1,935,500 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Foreign currency transactions Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

Reclassification - The financial statements from 2000, 1999, and 1998 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.      FIXED ASSETS

        A summary of fixed assets as of December 31, 2001 is as follows:

        Equipment                           $       9,800
        Less:  accumulated depreciation             4,300

                                            $       5,500

3.      RELATED PARTY TRANSACTIONS

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

3.      RELATED PARTY TRANSACTIONS (continued)

On May 10, 1998, the Company entered into an Employment Agreement with Rocky Umar, as the Vice President of Marketing for a minimum term of one year and whereby he receives a salary ranging from $2,000 per month to $10,000 per month, depending upon performance and the possibility of a commission equal to 1% of sales under Mr. Umar's management that exceeds $1,500,000 for a consecutive sixmonth period, not to exceed a $100,000 commission per 12month period. Mr. Umar has been granted an option to purchase 200,000 shares of common stock at $0.025 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, Mr. Umar is eligible for a bonus of up to $5,000 after the first year of employment up to the expiration of the stock options.

On May 28, 1998, the Company entered into a Consulting Agreement whereby Dr. Luis Toledo was appointed to the Company's advisory board. Under the Consulting Agreement the Company pays Dr. Toledo a commission equal to 5% of all sales within the organ transplant market for the lesser of a five year period from the date of the agreement, or as long as Dr. Toledo remains a consultant and advisory board member. Such commission is limited to a total of $1,000,000. Further, Dr. Toledo, a participant in the Company's Non-Statutory Incentive Stock Option Plan, has been granted options to purchase 200,000 shares of common stock of the Company at $0.025 per share. In addition, Dr. Toledo is eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member.

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

3.      RELATED PARTY TRANSACTIONS (continued)

On October 28, 1999, the Company entered into an employment agreement with the former Chief Financial Officer and Secretary for a minimum term of one year. The compensation ranged from $6,000 to $9,200 per month. In addition, he was granted three options to purchase 150,000 shares of restricted common stock at $0.25, $0.50 and $1.62 per share pursuant to the Company's Statutory Incentive Stock Option Plan. Further, he was eligible for a bonus of $1,000 after January 1, 2000.

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

On March 5, 2001, the Company entered an Employment Agreement with Robert E. Strom, a stockholder, whereby Mr. Strom is employed as the Vice President of Sales and Marketing for a minimum term of one year and receives a base compensation of $10,000 a month, which may be increased based on the Company's ability to raise defined amounts of capital or earn defined amounts of revenue during any twelve-month period. Mr. Strom is also eligible for a bonus based on performance milestones. In addition, Mr. Strom has been granted an option to purchase 150,000 shares of common stock at $0.23 per share pursuant to the Company's Statutory Incentive Stock Option Plan, as well as an option to purchase 150,000 shares of common stock at $0.10 per share pursuant to the Company's Non-Statutory Incentive Stock.

In July 2001, the Company granted warrants to purchase 608,900 shares of common stock at $0.01 per share in satisfaction of stockholder's accrued wages of $274,000.

3.      RELATED PARTY TRANSACTIONS (continued)

In December 2001, the Company entered into an agreement with a research institute where Dr. Luis Toledo serves as a director, as discussed in Note 9. Dr. Toledo is budgeted in the agreement to receive approximately $15,000 of the $120,000 total balance.

Stockholder payables consist of the following at December 31, 2001:

Wages payable to stockholder employees                  $       195,600

Promissory note payable to stockholder,
unsecured, implied interest of 10% first year,
10% thereafter, maturing and payable in June 2004                50,000

                                                        $       245,600

4.      CONVERTIBLE NOTE PAYABLE-RELATED PARTY

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

Additionally, a warrant was granted to purchase 500,000 shares of the Company's common stock at $0.30 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $750,000 and was recorded as unamortized loan fees related to options to purchase common stock related party, of which $656,200 and $93,800 were recorded as loan fees during the years ended December 31, 2001 and 2000, respectively.

5.      STOCK SUBJECT TO RECISSION

On June 24, 2000, the Company extended to stockholders who purchased common stock under two Private Placement Memorandums dated September 1, 1999 and February 2, 2000, the option to rescind their investment ("Rescission Offer"). As a result of this Rescission Offer, the Company has rescinded approximately 222,900 shares with a value of $334,400 (based on an original offering price of $1.50 per share); see Note 6 for additional discussions. The terms of the Rescission Offer require the return of certificate(s) evidencing the investor's shares and warrants. In exchange, the Company will issue a promissory note payable upon the earlier of one year from the date of the note, or the receipt of funding sufficient to permit repayment of the principal and interest due under the note. The note will bear an interest rate of 10% per annum, compounded annually.

Stock subject to rescission totaling $68,100 as of December 31, 2001 relates to investors who either have accepted the offer and have not returned the certificate(s) evidencing the investor's shares and warrant, or no form of acceptance or decline was received by the Company. As of December 31, 2001, 45,400 shares of common stock are subject to rescission.

6.      COMMON STOCK

The Company undertook an offering, under Regulation D, Rule 504 pursuant to which it sold 1,000,000 shares of common stock at $0.25 per share to raise $250,000 via an Offering Memorandum dated August 15, 1998 (the "Offering"). The Offering commenced on August 15, 1998 and terminated on September 4, 1998. The transfer of 42,800 of the 1,000,000 shares is limited under the provisions of Rule 144(e) because these shares were issued to affiliates or control persons and are therefore control stock. The remaining 957,200 of the 1,000,000 shares were issued to non-affiliates and are therefore unrestricted.

All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities Exchange Commission (the SEC) on September 9, 1998.

On June 21, 1999, the stockholders approved an increase in the authorized number of shares of common stock from 10,000,000 to 50,000,000 shares.

During fiscal year 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated September 1, 1999 and was effectively terminated on June 15, 2000, as discussed in Note 5. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000 and 1999, 140,100 and 287,200 shares of common stock, respectively, were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $1.50 per share.

In May and December 1999, the Company issued 5,200 shares valued at $1.50 per share to two unrelated parties for services rendered.

During fiscal year 2000, the Company undertook a private placement, under Regulation D, Rule 506 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated February 2, 2000 and was effectively terminated on June 15, 2000, as discussed in Note 5. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000, 224,500 shares of common stock were sold under the terms of this private placement.

The Company issued 206,700 shares of common stock during fiscal year 2000 related to conversion of promissory notes, totaling $67,500 resulting from the June 15, 2000 Rescission Offer, as discussed in Note 5.

During the third and fourth quarters of 2000, the Company issued 907,500 shares with a weighted average fair value of $0.37 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2001 and 2000, $195,200 and $139,900 has been recorded as stock based compensation for the services.

During the second and third quarters of 2001, the Company issued 67,600 shares with a weighted average fair value of $0.37 per share to five unrelated parties in satisfaction of outstanding accounts payable totaling $24,800.

The Company issued 257,300 shares of common stock in September 2001 related to the conversion of a promissory note totaling $272,000 as discussed in Note 4.

During the third and fourth quarter of 2001, the Company issued 135,000 and 19,600 shares, respectively, of common stock with a weighted average fair value of $0.64 per share to five unrelated parties for services rendered totaling $98,500.

6.      COMMON STOCK (continued)

The Company issued 416,600 shares of common stock during the first quarter of 2001 related to conversion of promissory notes, totaling $218,800 resulting from the June 15, 2000 Rescission Offer as discussed in Note 5.

The Company issued 800,000 shares of common stock in April 2001 related to a stock purchase agreement totaling $104,000, which has not been collected as of December 31, 2001, as discussed in Note 8.

The Company issued 510,000 shares of common stock in January 2001 for a consulting agreement that was terminated in August 2001, as discussed in Note 8.

The Company issued 150,000 shares of common stock in September 2001 in exchange for a termination of a consulting agreement as discussed in Note 8.

7.      STOCK OPTION PLANS AND WARRANTS

        The Company adopted the following plans during 1998:

        Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2001, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2001, and changes during the period from February 26, 1998 (date of inception) to December 31, 2001 is presented in the following table:

                                             Shares                           Weighted
                                          Available for       Options     Average Exercise
                                             Grant          Outstanding        Price
        Authorized, February 26, 1998
          (date of inception)                600,000               --         $     --
        Granted                             (250,000)         250,000             0.07
        Balance, December 31, 1998           350,000          250,000             0.07
        Granted                             (325,000)         325,000             0.58
        Forfeited                             75,000          (75,000)             .50
        Balance December 31, 1999            100,000          500,000             0.34
        Granted                              (75,000)          75,000             1.50
        Exercised                                 --         (152,000)            0.03
        Balance December 31, 2000             25,000          423,000             0.67
        Granted                             (150,000)         150,000             0.23
        Forfeited                            150,000         (150,000)            0.72
        Balance December 31, 2001             25,000          423,000         $   0.50


The weighted-average fair value of statutory stock options granted during 2001 and 2000 was $-- and $--, respectively.

7.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about statutory stock options outstanding as of December 31, 2001:

                                 Options Outstanding                   Options Exercisable
                                 -------------------                   -------------------
                                      Weighted
                     Number            Average          Weighted      Number        Weighted
      Range of     Outstanding        Remaining         Average      Exercisable     Average
      Exercise        as of          Contractual        Exercise        as of        Exercise
      Prices        12/31/01             Life            Price        12/31/01        Price
      --------     -----------     --------------     -----------    -----------    ---------

  $       0.025        48,000         1.5 years         $   0.025      48,000      $    0.025
    0.23  0.50       300,000         3.6 years             0.30      270,000           0.28
           1.50        75,000         3.2 years             1.50       22,500           1.50
    -----------      --------         ---------           ------      -------          -----
                      423,000                           $   0.50      340,500      $    0.33
                     ========                             ======      =======          =====


The following table summarizes information about statutory stock options granted during the year ended December 31, 2001:

                     Exercise Price
                     Equals,
                     Exceeds or is
     Number of        Less Than
     Options          Mkt. Price of      Weighted-                             Weighted-
     Granted          Stock on           Average             Range of        Average Fair
    During 2001       Grant Date        Exercise Price    Exercise prices       Value
    -----------      --------------     --------------    ---------------    ------------
      150,000         Equals            $       0.23        $       0.23      $      --
           --         Exceeds                     --                  --             --
           --         Less Than                   --                  --             --
      -------         ---------             --------            --------        -------

      150,000                           $       0.23        $       0.23      $      --
      =======                               ========            ========        =======


Compensation expense under APB No. 25 relating to statutory options that became exercisable in 2001 and 2000 was $-- and $--, respectively.

Employees may exercise their options to purchase their shares according to the following schedule:

                               Rocky Umar     All others
                               ----------     ----------
        at inception               20%             -
        after 1st year             24%            30%
        after 2nd year             32%            30%
        after 3rd year             24%            40%

Non-Statutory Incentive Stock Options Plans

7.      STOCK OPTION PLANS AND WARRANTS (continued)

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2001, 2,000,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2001 and changes during the period from February 26, 1998 (date of inception) to December 31, 2001 is presented in the following table:

                                                                       Weighted
                                     Shares                            Average
                                     Available         Options         Exercise
                                     For Grant       Outstanding       Price
Authorized, February 26, 1998,
   (date of inception)               2,000,000                --      $      --
Granted                               (800,000)          800,000           0.24
                                     ---------          --------        -------
Balance, December 31, 1998           1,200,000           800,000           0.24
Granted                               (142,500)          142,500           0.32
Exercised                                   --           (31,000)          0.01
Forfeited                              350,000          (350,000)          0.50
                                     ---------          --------        -------
Balance, December 31, 1999           1,407,500           561,500           0.12
Granted                               (352,500)          352,500           0.88
Exercised                                   --          (191,000)          0.06
Forfeited                                   --                --             --
Balance, December 31, 2000           1,055,000           723,000           0.40
Granted                               (300,000)          300,000           0.29
Exercised                                   --          (220,000)          0.03
Forfeited                                   --                --             --

Balance, December 31, 2001             755,000           803,000      $    0.56
                                     =========          ========        =======

The weighted-average fair value of non-statutory stock options granted during 2001 and 2000 was $0.28 and $0.27, respectively.

7.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2001:

                                 Options Outstanding                   Options Exercisable
                                 -------------------                   -------------------
                                      Weighted
                     Number            Average          Weighted      Number       Weighted
      Range of     Outstanding        Remaining         Average      Exercisable    Average
      Exercise        as of          Contractual        Exercise        as of       Exercise
      Prices        12/31/01             Life            Price        12/31/01       Price
      --------     -----------     --------------     -----------    -----------   ---------
  $ 0.01  0.03      136,500          2.3 years       $     0.03       136,500     $   0.03
    0.10  0.30      389,000          3.9 years             0.27       375,000         0.27
    0.50              75,000          2.1 years             0.50        45,000         0.50
    1.50             202,500          3.1 years             1.50        92,500         1.50
    -----------     --------          ---------           ------       -------        -----
                     803,000                          $     0.56       649,000     $   0.41
                    ========                              ======       =======        =====

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2001 and 2000; no dividend yield; expected volatility of 300% and 150%; risk free interest rates of 4.4% and 5.7%; expected lives of 2.6 years for all plan options.

The following table summarizes information about non-statutory stock options granted during the year ended December 31, 2001:

                     Exercise Price
                     Equals,
                     Exceeds or is
     Number of        Less Than
     Options          Mkt. Price of      Weighted-                             Weighted-
     Granted          Stock on           Average             Range of        Average Fair
    During 2001       Grant Date        Exercise Price    Exercise prices       Value
    -----------      --------------     --------------    ---------------    ------------
       300,000         Equals           $       0.29      $  0.28 - .032     $       0.28
            --         Exceeds                    --                  --               --
            --         Less Than                  --                  --               --
       -------         ---------            --------            --------          -------

       300,000                          $       0.29                         $       0.28
       =======                              ========                              =======


Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2001 and 2000 was $41,600 and $96,600, respectively.

7.      STOCK OPTION PLANS AND WARRANTS (continued)

        The Company adopted the following plan during 2001:

Stock Options Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2001, 1,585,500 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2001 and changes during the period from August 4, 2001 (date of inception) to December 31, 2001 is presented in the following table:

                                                                       Weighted
                                      Shares                           Average
  Authorized, August 4, 2001,        Available         Options         Exercise
     (date of inception)             For Grant       Outstanding       Price
  ---------------------------      -------------     -----------       ---------
                                     1,585,500               --      $       --
  Granted                             (225,000)         225,000            0.35
  Exercised                                 --               --              --
  Forfeited                                 --               --              --
                                     ---------         --------           -----

  Balance, December 31, 2001         1,360,500          225,000      $     0.35
                                     =========         ========           =====

The weighted-average fair value of non-statutory stock options granted during 2001 was $--.

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2001:

                                 Options Outstanding                   Options Exercisable
                                 -------------------                   -------------------
                                      Weighted
                     Number            Average          Weighted      Number       Weighted
      Range of     Outstanding        Remaining         Average      Exercisable    Average
      Exercise        as of          Contractual        Exercise        as of       Exercise
      Prices        12/31/01             Life            Price        12/31/01       Price
      --------     -----------     --------------     -----------    -----------   ---------

 $       0.10        150,000         4.7 years       $       0.10       150,000   $       0.10
         0.85         75,000         5.0 years               0.85            --             --
         ----        -------         ---------             ------       -------         ------

                     225,000                         $       0.35       150,000   $       0.10
                     =======                               ======       =======         ======

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2001; no dividend yield; expected volatility of 300% risk free interest rates of 4.4%, expected lives of 2.6 years for all plan options.

7.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about non-statutory stock options granted during the year ended December 31, 2001:

                     Exercise Price
                     Equals,
                     Exceeds or is
     Number of        Less Than
     Options          Mkt. Price of      Weighted-                             Weighted-
     Granted          Stock on           Average             Range of        Average Fair
    During 2001       Grant Date        Exercise Price    Exercise prices       Value
    -----------      --------------     --------------    ---------------    ------------
            --          Equals          $         --      $       --      $       --
        75,000          Exceeds                 0.85            0.85              --
       150,000         Less Than                0.10            0.10            1.00
       -------         ---------              ------           -----           -----

       225,000                          $       0.35                    $       1.00
       =======                                ======                           =====


Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2001 was $150,000.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2001:

                                                            Weighted
                                                            Average
                                             Warrants       Exercise
                                            Outstanding     Price
                                            -----------     ---------
                                                     -       $    -
        Granted                                100,000         0.38
                                             ---------        -----
        Balance, December 31, 1998             100,000         0.38
        Granted                                942,800         1.62
                                             ---------        -----
        Balance, December 31, 1999           1,042,800         1.50
        Granted                              1,398,600         1.20
        Exercised                              (41,600)        0.34
        Expired                               (900,000)        1.38
        Forfeited                              (75,800)        2.50
                                             ---------        -----
        Balance, December 31, 2000           1,424,000         2.36
        Granted                                995,500         0.25
        Exercised                             (595,600)        0.24
        Expired                                (20,000)        1.50
        Forfeited                              (35,600)        2.50
                                             ---------        -----

        Balance, December 31, 2001           1,768,300       $ 0.99
                                             =========        =====

The weighted average fair value of warrants granted during 2001 and 2000 was $0.52 and $0.84, respectively.

7.      STOCK OPTION PLANS AND WARRANTS (continued)

The following table summarizes information about warrants outstanding at December 31, 2001:

                                         Weighted
                         Number           Average
                       Outstanding       Remaining          Number
         Exercise        as of          Contractual      Exercisable as
         Price          12/31/01           Life            12/31/01
         --------      -----------      -----------      --------------
     $   0.01             493,300         4.5 years           493,300
         0.25             200,000         2.2 years           200,000
         0.55              90,000         1.5 years            90,000
         1.25              75,000         1.7 years            75,000
         1.50             726,300         7.8 years           726,300
         2.50             183,700         0.8 years           183,700
         --------      -----------      -----------      --------------
                        1,768,300                           1,768,300
                       ===========                       ==============

The following table summarizes information about warrants granted during the year ended December 31, 2001:

                     Exercise Price
                     Equals,
                     Exceeds or is
     Number of        Less Than
     Options          Mkt. Price of      Weighted-                             Weighted-
     Granted          Stock on           Average             Range of        Average Fair
    During 2001       Grant Date        Exercise Price    Exercise prices       Value
    -----------      --------------     --------------    ---------------    ------------
        90,000          Equals          $      0.55       $        0.55    $       0.46
        96,600          Exceeds         $      1.25       $        1.25    $       0.86
       808,900         Less Than        $      0.07       $ 0.01  0.25    $       0.46
       -------         ---------              -----         -----------           -----

       995,500                          $      0.25                        $       0.48
       =======                                =====                               =====


The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2001 and 2000; no dividend yield; expected volatility of 300% and 150%; risk free interest rates of 4.4% and 5.7%; and expected lives of 1.5 and 1.5 years. Compensation expense relating to warrants granted for services in 2001 and 2000 was $474,600 and $1,237,700. In addition, $94,800 was recorded in 2000 as interest expense relating to warrants granted in connection with a debt transaction.

8.      OTHER RECEIVABLES, NET

Stock purchase agreement - During April 2001, the Company entered into a stock purchase agreement with an individual whereby the Company agreed to issue 400,000 unrestricted shares of the Company's common stock in exchange for $104,000. A stockholder agreed to provide the shares on behalf of the Company in exchange for 800,000 restricted shares of the Company's common stock. The Company issued the 800,000 restricted shares to the stockholder, who in turn transferred the 400,000 unrestricted shares to the individual. The additional 400,000 restricted shares issued to the stockholder, valued at $93,600, will be recorded as offering costs net of the offering. However, the individual failed to pay the Company for the 400,000 unrestricted shares. The Company is currently taking necessary actions to collect the payment or have the shares returned and cancelled. As the collection of the cash or the shares is uncertain, the Company has fully allowed for the $104,000, net of offering costs of $93,600.

Termination agreement - In January 2001, the Company entered into a Financial Consulting Services Agreement with an entity whereby the entity agreed to provide financial consulting services for one year in exchange for 200,000 restricted shares of the Company's common stock. In conjunction with that agreement, the Company also entered into a second Financial Consulting Services Agreement with three individuals whereby the individuals agreed to provide financial consulting services for one year in exchange for 510,000 unrestricted shares of the Company's common stock. These two agreements will hereafter be collectively referred to as the "Consulting Agreements" while both the entity and individuals will hereafter be collectively referred to as the "Consultants". In January 2001, the Company issued 710,000 shares of the Company's common stock as pertaining to the Consulting Agreements.

In August 2001, the Company entered into a Termination Agreement (the "Termination") with the Consultants, whereby both parties agreed to terminate the Consulting Agreements. As a material inducement to the Company and Consultants to enter into the Termination, the Consultants agreed to return all 710,000 shares of the Company's common stock in exchange for 150,000 shares of the Company's common stock totaling $177,000.

In August 2001, the Company received and cancelled 200,000 shares from the Consultant, while the remaining 510,000 shares remain outstanding. The 710,000 shares were originally expensed in the amount of $554,500 as stock based compensation in January 2001. As no services were performed by the Consultants, the Company reversed the entire expense of $554,500 while recording another receivable of $398,300 for the 510,000 outstanding shares. Currently the 510,000 shares are held in a depository trust company and the Company is taking the necessary steps to have the shares returned and cancelled.

9.      COMMITMENTS AND CONTINGENCIES

In December 2001, the Company entered into an agreement for a radio promotional series over eight months with an entity whereby the Company agreed to issue 145,700 unrestricted shares of common stock to be allocated over the eight month period, beginning in December 2001, for a total value of $144,000. As of December 31, 2001, the Company has issued 18,200 shares with a value of $18,000 pursuant to the agreement and expensed during 2001.

In December 2001, the Company entered into an agreement with a research institute whereby the Company agreed to pay approximately $120,000, to be paid quarterly in advance or monthly by invoice from January 1, 2002 through December 31, 2002.

10.     INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2001, the Company had a net operating loss carry forward of approximately $3,383,500 for both federal and state income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2009, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.
To the extent that net operating losses of approximately $3,383,500, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                     December 31,         December 31,
                                                         2001                 2000
                                                     ------------         ------------
Net operating loss                              $       (2,903,200)    $   (1,362,000)
Allowance for other receivable                              44,600                 --
Accrued officer wages                                       41,700                 --
Depreciation                                                  (300)                --
   Total deferred tax assets                            (2,817,200)        (1,362,000)
   Valuation allowance for deferred tax assets           2,817,200          1,362,000
                                                        ----------          ---------

   Net deferred tax assets                      $               --     $           --
                                                        ==========          =========



ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANT AND
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Please see our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 5, 2001, regarding our change in accountants.



PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2001:

Name                           Age     Position
----------------               ---     ---------------
Harry Masuda                   57      President, Chief Executive Officer, and a Director
Paul Okimoto                   66      Chairman of the Board and Executive Vice President
Rocky Umar                     66      Vice President, Strategic Planning
Robert Strom                   59      Vice President, Marketing and Sales
Dr. Luis Toledo                57      Chief Medical Officer
Dr. David Lucas                59      Scientific Director
George Tsukuda                 57      Director
Leonid Babak                   52      Branch Chief of Russian Operations
Dr. Vladimir Serebrennikov     52      Technical Director of Research and Development
                                       for Preservation Systems

        There is no family relationship between any of our directors and executive officers.

        Each Director holds office until the next annual meeting of the shareholders or until his successor is elected and duly qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors. The following sets forth biographical information concerning our directors, executive officers and key personnel for at least the past five years:

        HARRY MASUDA joined us in February 1998 as our Chief Executive Officer, President, and a Director. Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University. From October 1997 to February 1998, Mr. Masuda was a business consultant, and he served as President of International Web Exchange from July 1995 to October 1997.

        PAUL OKIMOTO joined us in February 1998 as Executive Vice President and
a Director.   Mr. Okimoto served as President of Sanhill Systems from 1991 to
January 1998.

        LUIS TOLEDO, M.D., PhD. became our Chief Medical Officer in March 2000. Dr. Toledo is an internationally recognized authority on organ transplantation and preservation. He has authored 10 books on transplantation and related subjects, authored or co-authored 500 scientific publications, and contributed to chapters of 77 books. Dr. Toledo has held many medical staff positions including: Co-Chief, Transplantation and Director, Surgical Research at the Henry Ford Hospital and Chief, Transplantation and Director, Research at Mount Carmel Mercy Hospital. He is also currently the Director of Research at the Borgess Medical Center and is Director of the Michigan Transplant Institute. He also serves as Professor of Surgery and Director, Experimental Research Program at Michigan State University.

        ROCKY UMAR joined us in May 1998 as Vice President of Marketing; in March 2001 he became our Vice President, Strategic Planning. Mr. Umar was an Information Systems Consultant from 1993 to April 1998. Prior to consulting, Mr. Umar served as Senior Executive for Product Management, Marketing and Sales at Cogar Corporation, and was responsible for acquisitions, marketing and sales, and planning for Singer Company, Business Machines Division. Mr. Umar was also CEO of Witek, Inc. a wireless technology company.

        ROBERT STROM joined us in March 2001 as Vice President of Marketing and
Sales.   Mr. Strom started a newspaper, The Prince George Progress, in 1963 at the age of 20. After selling his publishing business seven years later, he became a partner in ACI, Inc., a New York-based cosmetics company, where he managed all sales and marketing activities. Mr. Strom subsequently founded Cosmania, an international cosmetics company that he sold to American International, Inc. in 1996.

        DAVID LUCAS, Ph.D. joined us in January 1999 as Scientific Director. Dr. Lucas obtained BA and Ph.D. degrees in Microbiology and Immunology from Duke University and did postdoctoral work at Harvard Medical Center. He served as a faculty member at the University of Arizona for 16 years, where he taught medical students and graduate students. Previous industry positions were as Director of Research for American Qualex, an immunochemical company; Vice President of Protein Technology, where he developed veterinary biologic products; Vice President for Research and Technology Transfer at Children's Hospital Oakland; and President of PediaPharm Corporation, a development stage pharmaceutical products company. Dr. Lucas was President of PediaPharm from 1994 to October 1998.

        GEORGE TSUKUDA became a member of our Board of Directors in February 1998. Mr. Tsukuda was self-employed as a psychotherapist from 1987 to September 1996, working primarily with children doing play therapy. After terminating his practice, he worked full-time on completing his doctoral dissertation in clinical social work through Smith College School of Social Work in Northhampton, Massachusetts. Mr. Tsukuda received his Ph.D. in August of 1998. Mr. Tsukuda has also been a Freelance Writer since August 1998.

        LEONID BABAK joined us in February 1998 as Branch Chief of Russian Operations. Mr. Babak graduated with a degree in physics and mathematics from Krasnoyarsk State University in Russia. He has held various positions within the University and the Geophysics department for the Metallurgy Ministry. Mr. Babak also served as President of Sibina TK, a trading company, from 1997 to February 1998, and was President of Krasnoyarsk Marketing from 1992 to 1997.

        VLADIMIR SEREBRENNIKOV joined us in February 1998 as our Director, Research and Development of Preservation Systems. He received a degree in physics from Krasnoyarsk State University in Russia and a doctoral degree in physics from the same university, specializing in high hydrostatic pressure research. He taught physics at Krasnoyarsk State University for a number of years and published numerous scientific papers related to high-pressure research phenomena. Dr. Serebrennikov has received a number of patents related to high-pressure storage of biological material at low temperatures.

Committees of the Board of Directors

        We do not currently have an Audit Committee, Compensation Committee or any other committee of the Board of Directors.

Directors' Compensation

        Directors who are also our employees receive no additional compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

        We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 1999 and 2000. Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

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

        Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2000, Messrs. Masuda, Umar, Strom and Tsukuda did not timely file a Form 3, and Mr. Masuda did not timely file certain Form 4s.

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer (the "Named Executive Officer") during the years ended December 31, 2001, 2000 and 1999. No other executive officer received cash compensation in excess of $100,000 during these years.

                         Summary Compensation Table (1)
+------------------------------------------------------------------------+
|                                         |       | ANNUAL COMPENSATION  |
|                                         | YEAR  |        SALARY        |
|  Harry Masuda, Chief Executive Officer  | 2001  |       $66,000        |
|                                         | 2000  |       $52,000        |
|                                         | 1999  |       $66,000        |
+------------------------------------------------------------------------+


The Columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

Option/SAR Grants in Last Fiscal Year

        No options or stock appreciation rights were granted to the Named Executive Officer during the years ended December 31, 2001 and 2000.

Option Exercises and Year-End Option Values

        No options were exercised by the Named Executive Officer during the years ended December 31, 2001 and 2000. At December 31, 2001, the Named Executive Officer did not hold any options to purchase our common stock.

Employment Agreements And Termination Of Employment And Change Of Control Arrangements

        In May 1998, we entered into an employment agreement with Rocky Umar, employing him as our Vice President of Marketing for a minimum term of one year for a salary ranging from $2,000 per month to $10,000 per month, depending upon performance. This agreement also includes the payment of a commission equal to one percent of our sales in excess of $1,500,000 over a consecutive six-month period, not to exceed a $100,000 commission per 12-month period. Mr. Umar was also granted an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Statutory Incentive Stock Option Plan. Mr. Umar is also eligible for a bonus of up to $5,000 after the first year of employment, for the sole purpose of exercising the stock options.

        In January 2000, we entered into an employment agreement with Leonid Babak, providing for his employment as the Branch Chief of Russian Operations for a minimum one-year term. The agreement provides for a salary of $500 per month, which salary may be adjusted, and $700 per month in additional benefits.

        In January 2000, we entered into an employment agreement with Vladimir Serebrennikov, employing him as the Technical Director of Preservation Systems for a minimum one-year term. The agreement provides for the payment to Mr. Serebrennikov of $500 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones set forth in the employment agreement.

        In March 2000, we entered into an employment agreement with Dr. Luis Toledo, employing him as our Chief Medical Officer for a minimum term of one year. The agreement provides for a base salary of $6,000 per month, which may be adjusted based on our ability to raise defined amounts of capital. In addition, we granted to Dr. Toledo an option to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share, and continued in effect options granted pursuant to a consulting agreement that we entered into in May 1998 with Dr. Toledo.

        In March 2001, we entered into an employment agreement with Robert E. Strom to serve as our Vice President of Sales and Marketing for a minimum term of one year. Mr. Strom receives a base salary of $10,000 per month, which may be increased based on our ability to raise defined amounts of capital or earn defined revenues during any 12-month period. Mr. Strom is also eligible for a bonus based on performance milestones. In addition, he was granted an option to purchase 150,000 shares of our common stock at an exercise price of $0.23 per share pursuant to our Statutory Incentive Stock Option Plan, and an option to purchase 150,000 shares of our common stock at an exercise price of $0.10 per share pursuant to our Non-Statutory Incentive Stock Option Plan.

Limitation of Liability and Indemnification

        Our Articles of Incorporation and By-laws provide for indemnification of our officers and directors to the fullest extent permissible under California law. Additionally, we have entered into indemnification agreements with each of our officers and Directors, and therefore purchasers of these securities may have a more limited right of action than they would have except for this limitation in the Articles of Incorporation and By-laws. These agreements provide, in general, that we shall indemnify and hold harmless such directors and officers to the fullest extent permitted by law against any judgments, fines, amounts paid in settlement, and expenses, including attorneys' fees and disbursements, incurred in connection with, or in any way arising out of, any claim, action or proceeding against, or affecting, such directors and officers resulting from, relating to or in any way arising out of, the service of such persons as our directors and officers.

        There are presently no material pending legal proceedings to which a director, officer and employee of ours is a party. There is no pending litigation or proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

        We currently do not have directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers. We intend to purchase this insurance when funds are available.

        To the extent provisions of our articles of incorporation provide for indemnification of directors for liabilities arising under the Securities Act of 1933 or the Securities Exchange Act of 1934, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


        The following table sets forth information with respect to the beneficial ownership of our common stock as of March 20, 2002, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group. All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998.

        Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at March 20, 2002 is 9,582,283.



Principal Shareholder's                   Number of            Percent of
Name and Address                         Shares Owned       Outstanding Shares

Harry Masuda
1127 Harker Avenue
Palo Alto, CA 94301                        921,300                 9.6%

YN Faarkaghyn Shiaght Lorne;
House Trust Limited(1)
669 35th Street
Richmond, CA 94805                         917,500                 9.6%

Paul Okimoto
669 35th Street
Richmond, CA  94805                        917,500                 9.6%

Leonid Babak
31 Apt. 16; Novaja Zarja St.
Krasnoyarsk, Russia 66028                  877,500                 9.2%

Vladimir Serebrennikov
1A Apt 53 Academgorodok
Krasnoyarsk, Russia 66036                  877,500                 9.2%

Max C. Tanner
2950 E. Flamingo Rd.; Suite G
Las Vegas, NV 89121                        800,000                 8.3%

All Officers and Directors
as a Group (nine persons)                2,257,847                23.6%


(1) Paul Okimoto, an officer and director of the Company, acted as Trustee in receiving and forwarding these shares to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd. Mr. Okimoto expressly disclaims beneficial ownership of said shares.

        As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 23.6% of our outstanding common stock.
As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest, in addition to the employment agreements discussed above under "Item 10" Executive Compensation".

        In May 1998, we granted Rocky Umar, our Vice President of Marketing, an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Statutory Incentive Stock Option Plan.

        In June 1998, we entered into an Agreement of Assignment of Patent and Technology with Vladimir Serebrennikov, our Technical Director of Preservation Systems, wherein Mr. Serebrennikov assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of his discoveries, concepts and ideas, whether patentable or not. Pursuant to this agreement, Mr. Serebrennikov received 877,500 shares, valued at $0.0025 per share, of our restricted common stock.

        In June 1998, we entered into an Agreement of Assignment of Patent and Technology with Leonid Babak, our Branch Chief of Russian Operations. Mr. Babak assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of his discoveries, concepts and ideas, whether patentable or not. Pursuant to this agreement, Mr. Babak received 877,500 shares, valued at $0.0025 per share, of our restricted common stock.

        On May 28, 1998, we entered into a Consultant Agreement with Dr. Luis Toledo, whereby Dr. Toledo was appointed to our advisory board for a minimum term of one year. The agreement also provides for a payment to Dr. Toledo of a commission equal to five percent of all sales within the organ transplant market for a five-year period from the date of the agreement, so long as Dr. Toledo remains a consultant and advisory board member. This commission is limited to a total of $1,000,000. Dr. Toledo was also granted options to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Non-Statutory Incentive Stock Option Plan, and is eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member up to the expiration of the stock options for the sole purpose of exercising the stock options.

        On June 24, 1998, we invited Eric Slayton, President of Global Healthcare, to be a member of our advisory board. We granted to Mr. Slayton an option to purchase 40,000 shares of restricted common stock at $.025 per share pursuant to our Non-Statutory Incentive Stock Option Plan.

        We purchased the patents for a product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash. To date, no royalties have been earned or paid under this agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2)  The following exhibits are being filed herewith.


EXHIBIT
NUMBER             DESCRIPTION                               LOCATION
------------------------------------------------------------------------------------------------
3(i)               Articles of Incorporation                 Incorporated by reference to
                                                             Exhibit to the Registrant's
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 2.1)

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

4.1                Stock Purchase Agreement for              Incorporated by reference to
                   Founders (Common Stock)                   Exhibit to the Registrant's
                   February 26, 1998                         Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.1)

4.2                Representation Letter for                 Incorporated by reference to
                   Founders                                  Exhibit to the Registrant's
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.2)

4.3                Stock Purchase Agreement                  Incorporated by reference to
                   - Private Placement                       Exhibit to the Registrant's
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.3)

4.4                Subscription Agreement                    Incorporated by reference to
                   - Regulation D, Rule 504                  Exhibit to the Registrant's
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.4)

4.5                Subscription Agreement                    Incorporated by reference to
                   - Regulation D, Rule 506                  Exhibit to the Registrant's
                                                             Form 10-SB Registration Statement
                                                             filed on December 8, 1999 (No. 3.5)

9                  Voting trust agreement                    Incorporated by reference to
                                                             Exhibit to the Registrant's Form
                                                             10-SB Registration Statement filed
                                                             on December 8, 1999 (No. 5) and
                                                             as amended January 25, 2000 (No. 9)

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

10.1               Assignment of Phemtest                    Incorporated by reference to
                   Patent and Technology                     Exhibit to the Registrant's Form
                                                             10-SB Registration Statement filed
                                                             on December 8, 1999 (No. 6.1) and as
                                                             amended January 25, 2000, (No. 10.1)

10.2               Phemtest Patents,                         Incorporated by reference to Exhibit
                   US 4,945,921 and                          to the Registrant's Form 10-SB
                   US 4,787,158                              Registration Statement filed on
                                                             December 8, 1999 (No. 6.2) and as
                                                             amended January 25, 2000, (No. 10.2)

10.3               Assignment of Patent                      Incorporated by reference to Exhibit
                   and Technology                            to the Registrant's Form 10-SB
                   - Vladimir Serebrennikov                  Registration Statement filed on
                                                             December 8, 1999 (No. 6.3) and as
                                                             amended January 25, 2000, (No. 10.3)

10.4               Assignment of Patent                      Incorporated by reference to Exhibit
                   and Technology                            to the Registrant's Form 10-SB
                   - Leonid Babak                            Registration Statement filed on
                                                             December 8, 1999 (No. 6.4) and as
                                                             amended January 25, 2000, (No. 10.4)

10.5               Consultant Agreement                      Incorporated by reference to Exhibit
                   - Dr. Luis Toledo                         to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.5) and as
                                                             amended January 25, 2000, (No. 10.5)

10.6               Employment Contract                       Incorporated by reference to Exhibit
                   - R. Umar                                 to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.6) and as
                                                             amended January 25, 2000, (No. 10.6)

10.7               Employment Contract                       Incorporated by reference to Exhibit
                   - L. Bryant                               to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.7) and as
                                                             amended January 25, 2000, (No. 10.7)

10.8               Non-Statutory Incentive                   Incorporated by reference to Exhibit
                   Stock Option Plan                         to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.8) and as
                                                             amended January 25, 2000, (No. 10.8)

10.9               Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Plan                         to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 (No. 6.9) and as
                                                             amended January 25, 2000, (No. 10.9)

10.10              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrant's Form 10-SB
                   - R. Umar, 5/10/98                        Registration Statement filed on
                                                             December 8, 1999 (No. 6.10) and as
                                                             amended January 25, 2000 (No. 10.10)

10.11              Non-Statutory Incentive                   Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrant's Form 10-SB
                   - A. Sealy, 7/21/98                       Registration Statement filed on
                                                             December 8, 1999 (No. 6.11) and as
                                                             amended January 25, 2000 (No. 10.11)

10.12              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrant's Form 10-SB
                   - A. Sealy, 11/27/99                      Registration Statement filed on
                                                             December 8, 1999 (No. 6.12) and as
                                                             amended January 25, 2000 (No. 10.12)

10.13              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option Grant                        to the Registrant's Form 10-SB
                   - A. Sealy, 6/25/99                       Registration Statement filed on
                                                             December 8, 1999 (No. 6.13) and as
                                                             amended January 25, 2000, (No. 10.13)

10.14              Indemnification                           Incorporated by reference to Exhibit
                   Agreements of                             to the Registrant's Form 10-SB
                   Directors and Officers                    Registration Statement filed on
                                                             December 8, 1999 (No. 6.14 thru 6.19)
                                                             and as amended January 25, 2000,
                                                             (No. 10.14 thru 10.19)

10.15              Employment Agreement                      Incorporated by reference to Exhibit
                   - Leonid Babak                            to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.20)

10.16              Employment Agreement                      Incorporated by reference to Exhibit
                   - Vladimir Serebrennikov                  to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.21)

10.17              Employment Agreement                      Incorporated by reference to Exhibit
                   - Ardeth Sealy                            to the Registrant's Form 10-SB
                                                             Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.21)

10.18              Statutory Incentive                       Incorporated by reference to Exhibit
                   Stock Option  Grant                       to the Registrant's Form 10-SB
                   - A. Sealy, 10/1/99                       Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.22)

10.19              Warrant to Purchase                       Incorporated by reference to Exhibit
                   Shares of Common Stock                    to the Registrant's Form 10-SB
                   - The Corporate Law Group                 Registration Statement filed on
                                                             December 8, 1999 and as amended
                                                             January 25, 2000, (No. 10.23)

11                 Statement re: computation                 Incorporated by reference to Part 2,
                   of per share earnings                     Item 7 of this filing

23.1               Consent Of L.L. BRADFORD & COMPANY, LLC

(b) Reports on Form 8-K.   No Current Reports on Form 8-K were filed during the
    quarter ended December 31, 2001.



SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.


                                                  HYPERBARIC SYSTEMS

                                          By: /s/ Harry Masuda
                                                  -------------
                                                  Harry Masuda
                                                  Chief Executive Officer


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


Signature                     Title                       Date
-----------------             --------------              --------------

By: /s/ Harry Masuda
        -------------
        Harry Masuda          Chief Executive Officer     March 28, 2002




By: /s/ Paul Okimoto
        -------------
        Paul Okimoto          Chairman and Executive      March 28, 2002
                              Vice President


By: /s/ George Tsukuda
        -------------
        George Tsukuda        Director                    March 28, 2002