Form 10QSB
period 2002-03-31
HYPERBARIC SYSTEMS
filed 2002-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                               650-323-0943
                        (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 31, 2002, the registrant had outstanding 15,748,212 shares of common stock, no par value.

        Transitional Small Business disclosure format:

                            Yes: ___   No: _X_


                            HYPERBARIC SYSTEMS

                             TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET (unaudited) - as of March 31, 2002                             F-1

STATEMENTS OF OPERATIONS (unaudited) - For the Three Month Periods Ended
March 31, 2002 and 2001 and the period from February 26, 1998 (Inception)
through March 31, 2002                                                       F-2

STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited) -
For the Three Months Ended March 31, 2002                                    F-3

STATEMENTS OF CASH FLOWS (unaudited) -
For the Three Month Periods Ended March 31, 2002 and 2001                    F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                              F-5 - F-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             2

PART II - OTHER INFORMATION                                                   13

ITEM 1.  LEGAL PROCEEDINGS                                                    13
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13
ITEM 5.  OTHER INFORMATION                                                    13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13

SIGNATURES                                                                    14

PART I -- FINANCIAL INFORMATION

                              HYPERBARIC SYSTEMS
                                BALANCE SHEET
                                March 31, 2002
                                 (Unaudited)

                                    ASSETS

Current assets
        Cash                                                         $  139,200
        Prepaid expenses and other current assets                        49,800
                                                                       --------
                Total current assets                                    189,000

Fixed assets, net                                                         5,000
                                                                       --------
Total assets                                                         $  194,000
                                                                       ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                             $   67,800
        Accrued liabilities                                             107,100
        Stockholder payables                                             87,300
        Stock subject to recission                                       21,000
                                                                       --------
                Total current liabilities                               283,200
                                                                       --------
Total liabilities                                                       283,200

Commitments and contingencies                                                 -

Stockholders' deficit
        Common stock; no par or stated value; 50,000,000 shares
           authorized, 15,748,200 shares issued and outstanding       8,010,100
        Other receivables, net                                         (398,300)
        Accumulated deficit during development stage                 (7,701,000)
                                                                      ---------
                Total stockholders' deficit                             (89,200)
                                                                      ---------
Total liabilities and stockholders' deficit                          $  194,000
                                                                      =========

                            HYPERBARIC SYSTEMS
                         STATEMENTS OF OPERATIONS
                                (unaudited)

                                                                                                         February 26, 1998
                                                                     Three Months Ended March 31,       (Inception) Through
                                                                       2002                2001            March 31, 2002
                                                                    ---------           ---------            ----------
Revenue                                                           $         -          $        -          $          -

Operating expenses
        General and administrative
                Stock based compensation                              256,700             664,700             2,932,700
               Other general and administrative expenses              297,100             133,400             2,348,400
                                                                     --------            --------            ----------
        Total general and administrative                              553,800             798,100             5,281,100

        Research and development                                      105,100              74,000               990,700
        Sales and marketing                                            64,700              12,700               275,700
                                                                     --------            --------            ----------
                Total operating expenses                              723,600             884,800             6,547,500
                                                                     --------            --------            ----------
Loss from operations                                                 (723,600)           (884,800)           (6,547,500)

Other income (expense)
        Loan fees                                                           -                   -              (750,000)
        Bad debt related to other receivable                                -                   -              (104,000)
        Interest income                                                     -                   -                 2,500
        Interest expense                                                    -             (70,600)             (298,800)
                                                                     --------            --------            ----------
Loss before provision for income taxes                               (723,600)           (955,400)           (7,697,800)

Provision for income taxes                                                  -                   -                 3,200
                                                                     --------            --------            ----------
Net loss                                                          $  (723,600)         $ (955,400)         $ (7,701,000)
                                                                   ==========          ==========            ==========

Basic and diluted loss per common share                           $     (0.05)         $    (0.10)         $      (1.10)
                                                                   ==========          ==========            ==========
Basic and diluted weighted average
        common shares outstanding                                  14,968,100           9,241,000             6,994,400
                                                                   ==========          ==========            ==========

                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (unaudited)
                  For the Three Months Ended March 31, 2002

                                                                                                   Accumulated
                                                                                                  Deficit During         Total
                                                Common Stock                         Other         Development       Stockholders'
                                                   Shares           Amount        Receivables         Stage             Deficit
                                                 ----------       ----------       ---------       -----------         --------
Balance December 31, 2001                        14,561,800      $ 7,322,500      $ (398,300)     $ (6,977,400)       $ (53,200)

Issuance of common stock for cash
  (net of offering costs of $33,900),
  $0.55                                             677,600          373,000               -                 -          373,000

Stock options and warrants exercised,
  weighted average                                  264,000            3,600               -                 -            3,600
exercise price of $0.01

Issuance of common stock in satisfaction
  of promissory note issued as a result of
  rescission offering (including accrued
  interest of $7,200), $0.75                         72,100           54,300               -                 -           54,300

Issuance of common stock for services, $0.92        172,700          159,100               -                 -          159,100

Stock based compensation related to granting
  of warrants and options                                 -           97,600               -                 -           97,600

Net loss                                                  -                -               -          (723,600)        (723,600)
                                                 ----------       ----------       ---------       -----------         --------
Balance March 31, 2002                           15,748,200      $ 8,010,100      $ (398,300)     $ (7,701,000)       $ (89,200)
                                                 ==========       ==========       =========       ===========         ========

                           STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                                                              February 26, 1998
                                                                          Three Months Ended March 31,       (Inception) Through
                                                                             2002               2001            March 31, 2002
                                                                          ---------          ---------             ----------
Cash flows from operating activities:
        Net loss                                                         $ (723,600)        $ (955,400)          $ (7,701,000)
        Adjustments to reconcile net loss to net
         cash used by operating activities:
                Stock based compensation                                    256,700            664,700              2,932,700
                Depreciation                                                    500                400                  4,800
                Deemed interest expense                                           -             18,600                 92,800
                Interest expense paid in common stock                             -                  -                117,300
                Amortization of discount and loan fees
                        on notes payable                                          -             46,900                774,800
                Bad debt related to other receivables                             -                  -                104,000
        Changes in operating assets and liabilities:
                Change in prepaid expenses and other assets                 (10,600)            (5,400)               (49,800)
                Change in bank overdraft                                          -               (500)                     -
                Change in accounts payable                                    8,300             15,600                 92,500
                Change in accrued liabilities                                67,600             20,500                142,100
                Change in stockholder payables                             (168,000)            81,700                320,900
                                                                          ---------          ----------            ----------
                        Net cash used by operating activities              (569,100)          (112,900)            (3,168,900)
                                                                          ---------          ----------            ----------

Cash flows from investing activities:
        Purchase of fixed assets                                                  -                  -                 (9,800)
                                                                         ----------          ----------             ----------
              Net cash used by investing activities                               -                  -                 (9,800)
                                                                         ----------          ----------             ----------

Cash flows from financing activities:
        Proceeds from issuance of common stock                              376,600            116,500              3,112,700
        Proceeds from borrowing on notes payable                                  -                  -                323,100
        Principal payments on notes payable                                       -             (1,500)               (97,400)
        Principal payments on stock subject to rescission                         -                  -                (20,500)
                                                                          ---------          ---------             ----------
                        Net cash provided by financing activities           376,600            115,000              3,317,900
                                                                          ---------          ---------             ----------
Net increase (decrease) in cash                                            (192,500)             2,100                139,200

Cash, beginning of period                                                   331,700                  -                      -
                                                                          ---------          ---------             ----------
Cash, end of period                                                      $  139,200         $    2,100           $    139,200
                                                                          =========          =========             ==========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                       $        -         $        -           $      1,600
                                                                          =========          =========             ==========
        Cash paid for interest                                           $        -         $        -           $        200
                                                                          =========          =========             ==========
Schedule of non-cash financing activities:
        Issuance of common stock in satisfaction of
                promissory note issued as a result of recission
                 offering                                                $        -         $  178,200           $    178,200
                                                                          =========          =========             ==========
        Issuance of common stock in satisfaction of
                promissory note issued as a result of recission
                offering (including accrued interest of $7,200)          $   54,300         $        -           $     54,300
                                                                          =========          =========             ==========

                              HYPERBARIC SYSTEMS
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2001 of HyperBaric Systems (the "Company").

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

2.      STOCKHOLDER PAYABLES

        During the three months ended March 31, 2002, the Company paid accrued wages to stockholders totaling $134,200. Additionally, the Company paid $50,000 in principal on a promissory note to a stockholder. As of March 31, 2001 the balance in stockholder payables, totaling $87,300, consists of accrued wages.

3.      STOCK BASED COMPENSATION RELATED TO GRANTING OF WARRANTS AND OPTIONS

OPTIONS

        STATUTORY INCENTIVE STOCK OPTIONS - In January 2002, the Company granted statutory incentive stock options to various employees in relation to the stock option plan adopted in August 2001, to purchase 395,000 shares of the Company's common stock at $0.54 per share. The Company estimated the value of the options under APB 25 "Accounting for Stock issued to Employees" which calculates the cost using the difference between the estimated fair value of the stock on the date of grant and the exercise price. Compensation under the statutory incentive stock options totaled $35,500 for the three months ended March 31, 2002.

        NON-STATUTORY INCENTIVE STOCK OPTIONS - In January 2002, the Company granted non-statutory incentive stock options to various consultants in relation to the stock option plan adopted in August 2001, to purchase 45,000 shares at $0.54 per share. The Company estimated the fair value of non-statutory incentive stock options by using the Black-Scholes option pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk-free interest rates of 2.23%; and expected lives of 1 year for all plan options. Compensation under the non- statutory incentive stock options totaled $22,000 for the three months ended March 31, 2002.

        Employees and consultants may exercise their options to purchase their shares according to the following schedule:

                            At inception    30%
                            After 1st year  30%
                            After 2nd year  40%

WARRANTS

        In January 2002, the Company entered into a Consulting Agreement ("Agreement") with an entity whereby the entity would provide investor and financial public relations in return for a monthly retainer of $5,000 and a warrant to purchase 80,000 shares of the Company's common stock at $0.72 per share. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk free interest rates of 2.29%; and an expected life of 1 year. Compensation under the grant totaled $40,100 for the three months ended March 31, 2002.

4.      GOING CONCERN

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $723,600 for the three months ended March 31, 2002. The Company is in the fifth year of research and development, with an accumulated loss during the development stage of $7,701,000, a stockholders' deficit of $89,200, and a working capital deficiency of $94,200 as of March 31, 2002. As of March 31, 2002, management is uncertain as to the completion date or if the product will be completed at all.

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

OVERVIEW

        We are a development stage company, and have a very limited operating history and no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements before any revenue is possible.

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

        We will continue efforts on prototype development and the generation of pre-clinical and clinical data in the months ahead. It is anticipated that we will commence human studies by summer of 2002 and submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage within the next six months. We have begun research on kidney preservation and developing solutions that will operate under refrigerated conditions in April 2002.

        In addition to our previously-filed patent applications, we filed a provisional patent application in June 2001 to cover recent discoveries in our
platelet preservation process.   We anticipate filing additional patent
applications relating to platelet preservation during the next twelve months of operation, which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

        We also plan to relocate our current research and development facility from its current location in Russia to a more suitable location to accommodate more equipment and personnel. In April 2002, we set up a separate research facility in Vicksburg, Michigan. We also intend to establish a central administrative facility in the U.S. in 2002.

PRODUCT DEVELOPMENT

        We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. Thus far we have used Quintiles only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles participation will increase as we meet with the FDA to proceed with clinical trials.

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

        We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with a platelet preservation product which stores platelets under refrigeration for seven to nine days using our
proprietary solution by itself.   The second phase is the market introduction
of our Platelet Preservation System utilizing our hyperbaric container. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-
zero temperatures.   We are currently in the first phase of our strategy, and
are anticipating advancing through this phase for the foreseeable future.

        Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

PLATELET PRESERVATION - REFRIGERATION

        Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. Our technology has been validated by an independent test facility in the U.S., and we are commencing human studies. Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed limit due to historic bacterial infection of the platelets.

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

ORGAN PRESERVATION

        This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. In addition, we plan to develop a process that will reduce the need for anti-rejection drugs after transplantation. The development process will include the development of solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.

TEST RESULTS

        Non-clinical experiments and tests of platelet preservation and other research and development activities are being conducted in Russia and
Vicksburg, Michigan.   We are continuing to conduct experiments to find the
optimal conditions of storage at refrigerated temperatures. We have been able to achieve up to 24 hours of refrigerated storage of platelets with up to 68% retaining their original disc shape. Up to 13% of the platelets remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We subsequently demonstrated that platelets stored using our technology under refrigeration for ten days still remain functional, with a platelet survival rate of up to 78% and 20% maintaining full functionality.

        Our most recent test efforts have been directed toward the refinement of our platelet preservation technology before we commence human studies and an application for approval from the FDA. Human studies are currently projected to start sometime in 2002.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

REVENUES. We did not generate any revenue in the three months ended March 31, 2002 and 2001, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the fifth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

GENERAL AND ADMINISTRATIVE EXPENSES.   Our total general and administrative
expenses in the three months ended March 31, 2002 equaled $553,800, a decrease from $798,100 for the comparable period in 2001. This decrease was primarily due to a substantial decline in our use of stock based compensation, which equaled $256,700 during the three months ended March 31, 2002 compared to $664,700 in the comparable period in 2001. This decrease was offset in part by an increase in other general and administrative expenses including the employment of an office assistant and the purchase of expendable computer equipment.

RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $74,000 for the three months ended March 31, 2001 to $105,100 for the three months ended March 31, 2002, due to costs incurred in connection with our planned establishment of a research and development facility in Vicksburg, Michigan, the employment of a Chief Operating Officer, and research and development work conducted by a third party.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses for the three months ended March 31, 2002 equaled $64,700, an increase from $12,700 for the three months ended March 31, 2001. This increase was due to our hiring of a new Vice President of Marketing and the expansion of our company promotion efforts, including entering into contracts for new investor relations programs in the United States and Europe. Although we are developing our sales and marketing efforts, we intend to expand at a measured pace until our products are ready for introduction into the market.

INTEREST EXPENSE. We incurred no interest expense during the three months ended March 31, 2002 as compared to interest expense of $70,600 in the same period in 2001. The decrease is primarily due to interest on promissory notes issued in 2000, many of which were converted to common stock in 2001. We had no interest income in the three-month periods ended March 31, 2002 and 2001.

NET LOSS. As a result of the foregoing factors, our net loss decreased from $955,400 for the three months ended March 31, 2001 to $723,600 for the three months ended March 31, 2002. Our net loss per share also decreased from $.10 for the three months ended March 31, 2001 to $.05 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Our operating plan for calendar year 2002 is focused on development of our products. It is our estimate that a cash requirement of $2,500,000 is required to support this plan for the next twelve months. We have received an aggregate of only $376,600 through March 31, 2002 and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all.

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

        We are in the fifth year of research and development, with an accumulated loss during the development stage of $7,701,000. As of March 31, 2002, we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this
research and development activity.    We anticipate that the funds spent on
research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

RISK FACTORS

        Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR ACCOUNTANTS HAVE RAISED DOUBTS ABOUR OUR ABILITY TO CONTINUE AS A GOING CONCERN

        Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

        We are in the fourth year of research and development, with an accumulated loss during the development stage of $7,701,000. We currently do not know when our research and development will be completed, or if a product
will ever result from this research and development activity.   We anticipate
that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

        We currently anticipate that based on our short-term forecast of raising additional funds of $2.5 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through December 31, 2002. However, we have raised only $376,600 through March 31, 2002. We therefore need to raise additional capital. Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy.
We currently have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

        We have a very limited operating history, and have no revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

*       our ability to attract new and repeat customers;

* our ability to keep current with the evolving requirements of our target market;

*       our ability to protect our proprietary technology;

* the ability of our competitors to offer new or enhanced products or services; and

* unanticipated delays or cost increases with respect to research and development.

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

        Factors that could cause such volatility in our common stock may include, among other things:

*       actual or anticipated fluctuations in our quarterly operating results;

*       announcements of technological innovations;

*       changes in financial estimates by securities analysts;

*       conditions or trends in our industry;  and

*       changes in the market valuations of other comparable companies.

        In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity of our common stock.

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

discuss our expectations about our future performance;

* contain projections of our future operating results or of our future financial condition; or

*       state other "forward-looking" information.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On January 30, 2002, we granted options to purchase an aggregate of 440,000 shares of common stock under our Stock Option Plan to employees and certain other individuals, with an exercise price of $0.54 per share.

     In January of 2002, we also granted a warrant to purchase 80,000 shares of common stock for $0.72 per share to an investor relations firm in exchange for services rendered.

        The issuances of options and warrants were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.
The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

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

HYPERBARIC SYSTEMS


/s/ Harry Masuda
    -----------------------
    Harry Masuda                          Date:  May 15, 2002
    Chief Executive Officer