Form 10QSB
period 2002-06-30
HYPERBARIC SYSTEMS
filed 2002-08-14
CIK 1070181

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

                                  650-323-0943
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        At June 30, 2002, the registrant had outstanding 18,993,053 shares of common stock, no par value.

        Transitional Small Business disclosure format: Yes [   ]  No [ X ]

================================================================================


                               HYPERBARIC SYSTEMS


                               TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

      BALANCE SHEET (unaudited)  - as of June 30, 2002                    F-2

      STATEMENTS OF OPERATIONS (unaudited) -- For the
       Three and Six Month Periods Ended June 30, 2002
       and 2001 and the period from February 26, 1998
       (Inception) through June 30, 2002                                  F-3

      STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited) -
       For the Six Months Ended June 30, 2002                             F-4

      STATEMENTS OF CASH FLOWS (unaudited) -- For the
       Six Months Ended June 30, 2002 and 2001
       and the period from February 26, 1998 (Inception)
       through June 30,2002                                               F-5

      NOTES TO FINANCIAL STATEMENTS (unaudited)                     F-6 - F-7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   3-14

PART II - OTHER INFORMATION                                                15

    ITEM 1.  LEGAL PROCEEDINGS                                             15
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     15
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               15
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15
    ITEM 5.  OTHER INFORMATION                                             15
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

      SIGNATURES                                                           16


PART I -- FINANCIAL INFORMATION





                            HYPERBARIC SYSTEMS, INC.
                                 BALANCE SHEET
                                  (unaudited)
                                 June 30, 2002

                                     ASSETS

Current assets
        Cash                                                            $    194,900
        Prepaid expenses and other current assets                             48,500
                Total current assets                                         243,400

Fixed assets, net                                                              4,500

Total assets                                                            $    247,900

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                $     50,000
        Accrued liabilities                                                   59,500
        Stockholder payables                                                  83,900
        Note payable - related party                                              --
        Convertible note payable - related party                                  --
        Stock subject to recission                                            21,000
                Total current liabilities                                    214,400

Total liabilities                                                            214,400

Commitments and contingencies                                                     --

Stockholders' equity
        Common stock; no par or stated value; 50,000,000 shares
           authorized, 18,236,000 shares issued and outstanding            8,759,500
        Other receivables, net                                              (448,300)
        Accumulated deficit during development stage                      (8,277,700)
                Total stockholders' equity                                    33,500

Total liabilities and stockholders' equity                              $    247,900


                            HYPERBARIC SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)
            For the Three and Six Month Periods Ended June 30, 2002
                 and 2001 and the period from February 26, 1998
                       (Inception) through June 30, 2002

                                                                                                            February 26, 1998
                                               Three Months Ended June 30,     Six Months Ended June 30,   (Inception) Through
                                                    2002         2001            2002            2001          June 30, 2002
                                                ---------     ----------      ----------       ----------        ----------

                                               $       --   $         --    $         --     $         --      $         --

Revenue

Operating expenses
        General and administrative
          Stock based compensation                104,900         59,800         361,600          724,500         3,037,600
          Other general and adminstrative
           expenses                               324,000        160,400         621,100          293,800         2,672,400
        Total general and administrative          428,900        220,200         982,700        1,018,300         5,710,000
        Research and development                   95,600         67,100         200,700          141,100         1,086,300
        Sales and marketing                        50,800         12,700         115,500           25,400           326,500

          Total operating expenses                575,300        300,000       1,298,900        1,184,800         7,122,800

Loss from operations                             (575,300)      (300,000)     (1,298,900)      (1,184,800)       (7,122,800)

Other income (expense)
        Loan fees                                      --             --              --               --          (750,000)
        Bad debt related to other receivable           --             --              --               --          (104,000)
        Interest income                                --             --              --               --             2,500
        Interest expense                             (600)       (68,000)           (600)        (138,600)         (299,400)

Loss before provision for income taxes           (575,900)      (368,000)     (1,299,500)      (1,323,400)       (8,273,700)

Provision for income taxes                            800             --             800               --             3,200

Net loss                                       $ (576,700)  $   (368,000)   $ (1,300,300)    $ (1,323,400)     $ (8,276,900)

Basic and diluted loss per common share        $    (0.04)  $      (0.03)   $      (0.08)    $      (0.13)     $      (1.16)

Basic and diluted weighted average
        common shares outstanding              15,962,700     10,606,300      16,064,600        9,927,400         7,138,700



                            HYPERBARIC SYSTEMS, INC.
                              STOCKHOLDER'S EQUITY
                                  (unaudited)
                     For the Six Months Ended June 30, 2002

                                                                                             Accumulated
                                                                                            Deficit During       Total
                                                        Common Stock           Other         Development     Stockholders'
                                                     Shares        Amount   Receivables         Stage            Equity
                                                 ------------------------   -----------    --------------    -------------
Balance December 31, 2001                        14,561,800    $7,322,500    $ (398,300)     $ (6,977,400)    $    (53,200)

Issuance of common stock for cash
  (net of offering costs of $96,900), $0.34       3,020,600     1,017,500            --                --        1,017,500

Stock options and warrants exercised,
  weighted average exercise                         264,000         3,600            --                --            3,600
  price of $0.01
Issuance of common stock in satisfaction of
  promissory note issued as a result of
  rescission offering (including accrued
  interest of $7,200), $0.83                         72,100        54,300            --                --           54,300

Issuance of common stock for services, $0.83        317,500       264,000            --                --          264,000

Stock based compensation related to granting
  of warrants and options                                --        97,600            --                --           97,600

Common shares due from stockholder                       --            --       (50,000)               --          (50,000)

Net loss                                                 --            --            --        (1,300,300)      (1,300,300)

Balance June 30, 2002                            18,236,000    $8,759,500    $ (448,300)     $ (8,277,700)    $     33,500


                            Hyperbaric Systems, Inc.
                                   Cash Flows
                                  (unaudited)
             For the Six Month Periods Ended June 30, 2002 and 2001


                                                                                                            February 26, 1998
                                                                             Six Months Ended June 30,     (Inception) Through
                                                                               2002              2001         June 30, 2002
                                                                          -------------------------------   ------------------




Cash flows from operating activities:
        Net loss                                                           $ (1,300,300)    $ (1,323,400)       (8,277,700)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
                Stock based compensation                                        361,600          724,500         3,037,600
                Depreciation                                                      1,000              600             5,300
                Deemed interest expense                                              --           37,100            92,800
                Interest expense paid in common stock                                --               --           117,300
                Amortization of discount and loan fees
                        on notes payable                                             --           93,800           774,800
                 Bad debt related to other receivables                               --               --           104,000
        Changes in operating assets and liabilities:
                Change in prepaid expenses and other assets                      (9,300)           4,100           (48,500)
                Change in bank overdraft                                             --             (500)               --
                Change in accounts payable                                       (9,500)         (40,000)           74,700
                Change in accrued liabilities                                    20,000           (9,000)           94,500
                Change in stockholder payables                                 (171,400)         139,300           317,500
                        Net cash used by operating activities                (1,107,900)        (373,500)       (3,707,700)

Cash flows from investing activities:
        Purchase of fixed assets                                                     --               --            (9,800)
                        Net cash provided by investing activities                    --               --            (9,800)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                1,021,100          458,500         3,757,200
        Proceeds from borrowing on notes payable                                     --               --           323,100
        Principal payments on notes payable                                          --           (7,000)          (97,400)
        Principal payments on stock subject to rescission                            --               --           (20,500)
        Change in other receivables, net                                        (50,000)              --           (50,000)
                        Net cash provided by financing activities               971,100          451,500         3,912,400

Net increase (decrease) in cash and cash equivalents                           (136,800)          78,000           194,900

Cash, beginning of period                                                       331,700               --                --

Cash, end of period                                                        $    194,900     $     78,000      $    194,900

Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                         $         --     $         --      $    331,700
        Cash paid for interest                                             $         --     $         --      $         --

Schedule of non-cash financing activities:
        Issuance of common stock in satisfaction of
                promissory note issued as a result of recission offering   $         --     $    178,200      $         --

        Issuance of common stock in satisfaction of
                promissory note issued as a result of recission offering
                (including accrued interest of $7,200)                     $    104,000     $    104,000      $    104,000


                               HYPERBARIC SYSTEMS
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2001 of HyperBaric Systems (the "Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

2.      STOCKHOLDER PAYABLES

During the six months ended June 30, 2002, the Company paid accrued wages to stockholders who are employees of the Company totaling $147,400. Additionally, the Company paid $50,000 in principal on a promissory note to a stockholder. The Company accrued an additional $35,700 in wages during the six months ended June 30, 2002. As of June 30, 2002 the balance in stockholder payables, totaling $83,900 consists of accrued wages.

3.      COMMON STOCK DUE FROM STOCKHOLDER

In April 2002, a check received from a stockholder for stock issued in 2001 was returned by the bank due to insufficient funds. The stockholder agreed to return to the Company all 106,000 shares related to this transaction. However, as of June 30, 2002 the Company has not received these shares and recorded a stock receivable totaling $50,000 as other receivables.

4.      STOCK BASED COMPENSATION RELATED TO GRANTING OF WARRANTS AND OPTIONS

Options

Statutory incentive stock options - In January 2002, the Company granted statutory incentive stock options to various employees in relation to the stock option plan adopted in August 2001, to purchase 395,000 shares of the Company's common stock at $0.54 per share. The Company estimated the value of the options under APB 25 "Accounting for Stock issued to Employees" which calculates the cost using the difference between the estimated fair value of the stock on the date of grant and the exercise price. Compensation under the statutory incentive stock options totaled $35,500 for the six months ended June 30, 2002.

Non-statutory incentive stock options - In January 2002, the Company granted non-statutory incentive stock options to various consultants in relation to the stock option plan adopted in August 2001, to purchase 45,000 shares at $0.54 per share. The Company estimated the fair value of non-statutory incentive stock options by using the Black-Scholes option pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk-free interest rates of 2.23%; and expected lives of 1 year for all plan options. Compensation under the non-statutory incentive stock options totaled $22,000 for the six months ended June 30, 2002.

Employees and consultants may exercise their options to purchase their shares according to the following schedule:

        At inception    30%
        After 1st year  30%
        After 2nd year  40%

                               HYPERBARIC SYSTEMS
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

4. STOCK BASED COMPENSATION RELATED TO GRANTING OF WARRANTS AND OPTIONS (continued)

Warrants

In January 2002, the Company entered into a Consulting Agreement ("Agreement") with an entity whereby the entity would provide investor and financial public relations in return for a monthly retainer of $5,000 and a warrant to purchase 80,000 shares of the Company's common stock at $0.72 per share. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk free interest rates of 2.29%; and an expected life of 1 year. Compensation under the grant totaled $40,100 for the six months ended June 30, 2002.

5.     COMMITMENTS AND CONTINGENCIES

In May 2002, the Company entered into a Consulting Agreement with an entity whereby the entity would develop and provide an investor relations program for the term of twelve months. Compensation for the services included 260,000 shares of the Company's common stock, of which 65,000 shares were issued in May valued at $39,700. The remaining shares are to be issued in three separate issuances of 65,000 every 90 days. Further, the Company will grant a warrant to the entity to purchase 100,000 shares of the Company's common shares at $0.75 per share which will be exercisable for 3 years from the date of grant. The warrant will be automatically exercised if the underlying stock closes at or above 150% of $0.75 per share for 30 consecutive trading days. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield, expected volatility of 179%; risk free interest rates of 2.531%; and an expected life of 1 year.
Compensation under the grant totaled $37,800 and will be expensed over the life of the Consulting Agreement.

6.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,300,300 for the six months ended June 30, 2002. The Company is in the fifth year of research and development, with an accumulated loss during the development stage of $8,277,700. As of March 31, 2002, management is uncertain as to the completion date or if the product will be completed at all.

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

7. SUBSEQUENT EVENT

On August 7, 2002 the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced they were bringing securities fraud charges against the Company and Harry Masuda, the Company's Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge the Company and Mr. Masuda with the failure to adequately disclose to investors in these private placements a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings included criminal penalties and a bar from service as an officer or director of a publicly-traded company. The Company believes the charges are unwarranted, and that the issues involved in this matter were resolved during 2000 to the full satisfaction of all investors. There can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks.

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

We will continue efforts on prototype development and the generation of pre-clinical and clinical data in the months ahead. It is anticipated that we will commence human studies by the end of summer of 2002 and submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage within six months thereafter. In April 2002, we began research on kidney preservation and developing solutions that will operate under refrigerated conditions.

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets. This patent, U.S. 6,413,713, B1, is titled "Method
for Preserving Blood Platelets".   We anticipate filing additional patent
applications relating to platelet preservation during the next twelve months of operation, which should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with a platelet preservation product which stores platelets under refrigeration for seven to nine days using our proprietary solution by itself. The second phase is the market introduction of our Platelet Preservation System utilizing our hyperbaric container if longer preservation times are required. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete
system at sub-zero temperatures.   We are currently in the first phase of our
strategy, and are anticipating advancing through this phase for the foreseeable future.

Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. Our technology has been validated by an independent test facility in the U.S., and we are commencing human studies. Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed limit due to historic bacterial infection
of the platelets.   In July 2002, we entered into a development and supply
contract with MMR Technologies of Mountain View, California, to build a computerized blood platelet cooling instrument. We anticipate that a prototype of this device, which is designed to help extend the shelf life of platelets for blood banks and hospitals, will be ready for preliminary testing in approximately two months.

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

Test Results

Non-clinical experiments and tests of platelet preservation and other research and development activities, are being conducted in Russia and Vicksburg,
Michigan.   We are continuing to conduct experiments to find the optimal conditions of storage at refrigerated temperatures. We have been able to achieve up to 24 hours of refrigerated storage of platelets with up to 68% retaining their original disc shape. Up to 13% of the platelets remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We subsequently demonstrated that platelets stored using our technology under refrigeration for ten days still remain functional, with a platelet survival rate of up to 78% and 20% maintaining full functionality.

Our most recent test efforts have been directed toward the refinement of our platelet preservation technology before we commence human studies and an application for approval from the FDA. We are currently negotiating with two blood research centers to conduct human infusion studies. Human studies are currently projected to start sometime in 2002.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared With Three and Six Months Ended June 30, 2001

Revenues. We did not generate any revenue in the six months ended June 30, 2002 and 2001, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the fifth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   General and administrative expenses in
the three months ended June 30, 2002 were $428,900, an increase from $220,200 for the three months ended June 30, 2001. Our total general and administrative expenses in the six months ended June 30, 2002 equaled $982,700, a decrease from $1,018,300 for the comparable period in 2001. The decrease for the six-month period was primarily due to a substantial decline in our use of stock-based compensation during the first three months of 2002 as compared to the first three months of 2001. Stock-based compensation increased for the three months ended June 30, 2002, however, equaling $104,900 as compared to $59,800 for the three months ended June 30, 2001. This increase was due to consulting agreements entered into during the second quarter of 2002, which involved the use of stock and warrants as consideration for services rendered, as well as expenses incurred for the employment of an office assistant and the purchase of expendable computer equipment.

Research and Development. Our research and development expenses were $95,600 for the three months ended June 30, 2002, an increase from $67,100 for the comparable period in 2001. Research and development expenses also increased to $200,700 for the six months ended June 30, 2002 from $141,100 for the six months
ended June 30, 2001.   These increases were primarily due to costs incurred in
connection with our planned establishment of a research and development facility in Vicksburg, Michigan, the employment of a Chief Operating Officer, and research and development work conducted by a third party.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2002 equaled $50,800, an increase from $12,700 for the three months ended June 30, 2001. Sales and marketing expenses for the six months ended June 30, 2002 reflected a similar increase to $115,500 compared to $25,400 for the comparable period in 2001. The increase in both the three- and six-month periods was due to our hiring of a new Vice President of Marketing and the expansion of our company promotion efforts, including entering into contracts for new investor relations programs in the United States and Europe. Although we continue to develop our sales and marketing efforts, we intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Income and Expense. We incurred interest expense of $600 during the three months ended June 30, 2002, as compared to interest expense of $68,000 in the same period in 2001. Interest expense equaled $600 for the six months ended June 30, 2002, as compared to interest expense of $138,600 for the six months ended June 30, 2001. The decrease in both periods was due primarily to interest on promissory notes issued in 2000, many of which were converted to common stock in 2001. We had no interest income in the three- or six-month periods ended June 30, 2002 and 2001.

Net Loss. As a result of the foregoing factors, our net loss increased to $576,700 for the three months ended June 30, 2002, from a net loss of $368,000 for the three months ended June 30, 2001. However, our net loss decreased to $1,300,300 for the six months ended June 30, 2002 from $1,323,400 for the six months ended June 30, 2001. Our net loss per share increased to $0.04 for the three months ended June 30, 2002, from $0.03 for the comparable period in 2001, but decreased to $0.08 for the six months ended June 30, 2002 from $0.13 for the six months ended June 30, 2001.

Liquidity and Capital Resources

Our operating plan for calendar year 2002 is focused on development of our products. It is our estimate that a cash requirement of $2,500,000 is required to support this plan for the next twelve months. We have received an aggregate of $1,021,100 through June 30, 2002 and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all.

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

We are in the fifth year of research and development, with an accumulated loss during the development stage of $8,277,700. As of June 30, 2002, we are uncertain as to the completion date of this research and development, or if a product will ever be completed as a result of this research and development
activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

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

We are in the fourth year of research and development, with an accumulated loss during the development stage of $8,277,700. We currently do not know when our research and development will be completed, or if a product will ever result
from this research and development activity.    We anticipate that the funds
spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

We currently anticipate that based on our short-term forecast of raising additional funds of $2.5 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through December 31, 2002. However, we have raised only $1,021,100 through June 30, 2002. We therefore need to raise additional capital.
Obtaining capital will be challenging in a difficult environment, due to the economic downturn in the United States economy. We currently have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against us as well as Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda and us with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. The loss of Mr. Masuda could have a material adverse impact on our business and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In May 2002, we issued 65,000 shares of our common stock and a warrant to purchase 100,000 shares of our common stock to a consultant as partial consideration for investor relations services. The warrant is exercisable for three years from the date of grant, with an exercise price of $.75 per share. The issuance and grant were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares and warrant were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit No.       Title of Exhibit
----------        ---------------

99.1              Certification of Chief Executive Officer and Chief Financial
                  Officer

         (b)      Reports on Form 8-K

                  None


SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HYPERBARIC SYSTEMS



Date: August 14, 2002           /s/ Harry Masuda
                                    ----------------------------
                                    Harry Masuda
                                    Chief Executive Officer