Form 10QSB
period 2002-09-30
HUMAN BIOSYSTEMS INC
filed 2002-11-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                          COMMISSION FILE NO. 0-28413


                                HUMAN BIOSYSTEMS
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

                                  650-323-0943
                           (Issuer's telephone number)

                               HYPERBARIC SYSTEMS
                   (Former name, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 At November 11, 2002, the registrant had outstanding 22,254,691 shares of common stock, no par value.

     Transitional Small Business disclosure format:  Yes     No   X


                                HUMAN BIOSYSTEMS

                                TABLE OF CONTENTS


                                                                 PAGE
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                    2

BALANCE SHEET (unaudited) - as of September 30, 2002               3

STATEMENTS OF OPERATIONS (unaudited) -- For the Three and          4
Nine Month Periods Ended September 30, 2002 and 2001 and the period from February 26, 1998 (Inception) through September
30, 2002

STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)- For the Nine       5
Months Ended September 30, 2002

STATEMENTS OF CASH FLOWS (unaudited) -- For the Nine Month         6
Periods Ended September 30, 2002 and 2001 and the Period from
February 26, 1998 (Inception) through September 30, 2002.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF          11
OPERATION

ITEM 3.  CONTROLS AND PROCEDURES                                  24

PART II - OTHER INFORMATION                                       24

ITEM 1.  LEGAL PROCEEDINGS                                        24
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      25
ITEM 5.  OTHER INFORMATION                                        25
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         25

SIGNATURES                                                        26
CERTIFICATION                                                     27


PART I -- FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.



                               HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                                BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (Unaudited)


 ASSETS

Current assets
 Cash                                                                      $   170,500
 Prepaid expenses and other current assets                                      31,600
  Total current assets                                                         202,100

Fixed assets, net of accumulated depreciation of $5,800                          4,000

Total assets                                                               $   206,100

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                          $    36,100
 Accrued liabilities                                                           103,900
 Stockholder payables                                                          100,500
 Stock subject to rescission                                                         -
  Total current liabilities                                                    240,500

Total liabilities                                                              240,500

Commitments and contingencies                                                        -

Stockholders' deficit
 Common stock; no par or stated value; 50,000,000 shares authorized,
    20,992,700 shares issued, and 20,227,100 shares outstanding              9,225,400
 Other receivables, net of allowance for doubtful balance of $104,000         (398,300)
 Accumulated deficit during development stage                               (8,861,500)
  Total stockholders' deficit                                                  (34,400)

Total liabilities and stockholders' deficit                                $   206,100



                                 HUMAN BIOSYSTEMS
                              STATEMENT OF OPERATIONS
                      (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                      For the Three and  Nine Month Periods
                     Ended September 30, 2002 and 2001 and the period from February 26, 1998 (Inception)
                          through September 30, 2002
                                  (Unaudited)


                                                                                                               February 26, 1998
                                         Three Months Ended September 30    Nine Months Ended September 30    (Inception) Through
                                             2002             2001               2002           2001           September 30, 2002

Revenue
                                       $         --        $         --        $         --     $         --      $          --
Operating expenses
 General and administrative
  Stock based compensation                   30,000             656,300             391,600          826,300          3,067,600
  Other general and administrative           393,900             209,800           1,015,000          503,600          3,066,300
 Total general and administrative           423,900             866,100           1,406,600        1,329,900          6,133,900
 Research and development                   106,800              66,800             307,500          207,900          1,193,100
 Sales and marketing                         52,900              12,700             168,400           38,100            379,400

  Total operating expenses                  583,600             945,600           1,882,500        1,575,900          7,706,400

Loss from operations                       (583,600)           (945,600)         (1,882,500)      (1,575,900)        (7,706,400)

Other income (expense)
 Loan fees                                       --            (562,500)                 --         (656,200)          (750,000)
 Bad debt related to other receive               --                  --                  --               --           (104,000)
 Interest income                                100                  --                 100               --              2,600
 Interest expense                              (300)            (30,100)               (900)         (75,000)          (299,700)

Loss before provision for income           (583,800)         (1,538,200)         (1,883,300)      (2,307,100)        (8,857,500)

Provision for income taxes                       --                  --                 800               --              4,000

Net loss                               $   (583,800)       $ (1,538,200)       $ (1,884,100)    $ (2,307,100)     $  (8,861,500)

Basic and diluted loss per common      $      (0.03)       $      (0.12)       $      (0.11)    $      (0.19)     $       (1.20)

Basic and diluted weighted average
 common shares outstanding               19,110,900          12,627,700          17,088,100       12,206,600          7,374,000


                                 HUMAN BIOSYSTEMS
                        (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                          STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Nine Months Ended September 30, 2002
                                  (Unaudited)




                                                                                                    Accumulated
                                                                                                   Deficit During        Total
                                                           Common Stock              Other          Development       Stockholders'
                                                      Shares          Amount       Receivables         Stage             Deficit


Balance December 31, 2001                       $   14,561,800    $  7,322,500     $ (398,300)     $ (6,977,400)    $    (53,200)

Issuance of common stock for cash
(net of offering costs of $127,400), $0.30           4,979,800       1,486,000             --                --        1,486,000

Stock options and warrants exercised,
 weighted average exercise price of $0.01              280,000           4,000             --                --            4,000

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued in              72,100          54,300             --                --           54,300

Issuance of common stock for services,
 weighted average                                      385,700         294,000             --                --          294,000

Stock based compensation related to granting
 of warrant                                                 --          97,600             --                --           97,600

Issuance of common stock in satisfaction of
 accrued liabilities                                    54,100          17,000             --                --           17,000

Common shares due from stockholder                          --              --        (50,000)               --          (50,000)

Common shares received from stockholder
 and cancelled                                        (106,400)        (50,000)        50,000                --               --

Net loss                                                    --              --             --        (1,884,100)      (1,884,100)

Balance September 30, 2002 (Unaudited)          $   20,227,100    $  9,225,400     $ (398,300)     $ (8,861,500)    $    (34,400)


                                HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                            STATEMENT OF CASH FLOWS
                          For the  Nine Month Periods
                   Ended September 30, 2002 and 2001 and the
                   period from February 26, 1998 (Inception)
                           through September 30, 2002
                                  (Unaudited)


                                                                                                       February 26, 1998
                                                                    Nine Months Ended September 30    (Inception) Through
                                                                        2002            2001           September 30, 2002

Cash flows from operating activities:
 Net loss                                                         $ (1,884,100)      $ (2,307,100)        (8,861,500)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock based compensation                                             391,600            826,300          3,067,600
  Depreciation                                                           1,500              1,200              5,800
  Deemed interest expense                                                   --             55,700             92,800
  Interest expense paid in common stock                                     --                 --            117,300
  Amortization of discount and loan fees
   on notes payable                                                         --            656,200            774,800
   Bad debt related to other receivables                                    --                 --            104,000
 Changes in operating assets and liabilities:
  Change in prepaid expenses and other asset                             7,600            (21,300)           (31,600)
  Change in bank overdraft                                                  --               (500)                --
  Change in accounts payable                                           (23,400)           (23,900)            60,800
  Change in accrued liabilities                                         71,700            (16,100)           146,200
  Change in stockholder payables                                      (145,100)           150,500            343,800
   Net cash used by operating activities                            (1,580,200)          (679,000)        (4,180,000)

Cash flows from investing activities:
 Purchase of fixed assets                                                   --                 --             (9,800)
   Net cash used by investing activities                                    --                 --             (9,800)

Cash flows from financing activities:
 Proceeds from issuance of common stock                              1,490,000            925,100          4,226,100
 Proceeds from borrowing on notes payable                                   --             24,000            323,100
 Principal payments on notes payable                                        --            (68,900)           (97,400)
 Principal payments on stock subject to rescission                     (21,000)                --            (41,500)
 Change in other receivables                                           (50,000)                --            (50,000)
   Net cash used by financing activities                             1,419,000            880,200          4,360,300

Net increase (decrease) in cash                                       (161,200)           201,200            170,500

Cash, beginning of period                                              331,700                 --                 --

Cash, end of period                                               $    170,500       $    201,200       $    170,500

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                       $        800       $         --       $    332,500
 Cash paid for interest                                           $      2,100       $         --       $      2,100

Schedule of non-cash financing activities:
 Issuance of common stock in exchange for
  other receivable                                                $         --       $    104,000       $    104,000

 Issuance of common stock in satisfaction of
  accounts payable                                                $         --       $     24,800       $     24,800

 Satisfaction of accrued liabilities related to granting
  of warrants                                                     $         --       $     18,100       $     18,100

 Satisfaction of stockholder payables related to granting
  of warrants and options                                         $         --       $    274,000       $    274,000

 Issuance of common stock in satisfaction of convertible
  note payable - related party                                    $         --       $    190,000       $    190,000

 Issuance of common stock in satisfaction of
  promissory note issued as a result of rescission                $         --       $    178,200       $    178,200

 Issuance of common stock in satisfaction of
  promissory note issued as a result of rescission offering
  (including accrued interest of $7,200)                          $     54,300       $         --       $     54,300

 Issuance of common stock in satisfaction of accrued
  liabilities                                                     $     17,000       $         --       $     17,000


              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2001 of HyperBaric Systems.

     The interim financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems (formerly known as HyperBaric Systems) (the "Company"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.STOCKHOLDER PAYABLES

     During the nine months ended September 30, 2002, the Company paid accrued wages to stockholders totaling $143,400. Additionally, the Company paid $50,000 in principal on a promissory note to a stockholder. The Company accrued an additional $39,200 in accrued vacation and $9,100 in accrued wages during the nine months ended September 30, 2002. As of September 30, 2002 the balance in stockholder payables, totaling $100,500 consists of the following:

    Wages payable to stockholder employees    $   9,100

    Accrued vacation for stockholder employees   91,400
                                                 ------
                                               $100,500

     As discussed in Note 7, in November 2002 the Company paid approximately $46,000 to various stockholder employees for accrued vacation.

3.COMMON STOCK DUE FROM STOCKHOLDER

     In April 2002, a check received from a stockholder for stock issued in 2001 was returned by the bank due to insufficient funds. The stockholder agreed to return approximately 106,400 shares of the Company's common stock. The Company recorded a stock receivable totaling $50,000 as other receivables. In August 2002, the 106,400 shares of common stock were returned to the Company and cancelled.

4.STOCK BASED COMPENSATION RELATED TO GRANTING OF WARRANTS AND OPTIONS

Options

     Statutory incentive stock options - In January 2002, the Company granted statutory incentive stock options to various employees in relation to the stock option plan adopted in August 2001, to purchase 395,000 shares of the Company's common stock at $0.54 per share. The Company estimated the value of the options under APB 25 "Accounting for Stock issued to Employees" which calculates the cost using the difference between the estimated fair value of the stock on the date of grant and the exercise price. Compensation under the statutory incentive stock options totaled $35,500 for the nine months ended September 30, 2002.

     Additionally, in August 2002, the Company granted statutory incentive stock options to three directors in relation to the stock option plan adopted in August 2001, to purchase 150,000 shares of the Company's common stock at $0.34 per share. The Company estimated the value of the options under APB 25 "Accounting for Stock issued to Employees" which calculates the cost using the difference between the estimated fair value of the stock on the date of grant and the exercise price. No compensation was recorded as the grant price equaled fair market value of the stock on the date of the grant. The directors may exercise all their options upon grant.

     Non-statutory incentive stock options - In January 2002, the Company granted non-statutory incentive stock options to various consultants in relation to the stock option plan adopted in August 2001, to purchase 45,000 shares at $0.54 per share. The Company estimated the fair value of non-statutory incentive stock options by using the Black-Scholes option pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk-free interest rates of 2.23%; and expected lives of 1 year for all plan options. Compensation under the non-statutory incentive stock options totaled $22,000 for the nine months ended September 30, 2002.

     Employees and consultants may exercise their options to purchase their shares according to the following schedule:

          At inception   30%
          After 1st year 30%
          After 2nd year 40%

Warrants

     In January 2002, the Company entered into a Consulting Agreement ("Agreement") with an entity whereby the entity would provide investor and financial public relations in return for a monthly retainer of $5,000 and a warrant to purchase 80,000 shares of the Company's common stock at $0.72 per share. The Company has estimated the fair value of the warrant using the Black-Scholes pricing-model with the following assumptions: no dividend yield; expected volatility of 232%; risk free interest rates of 2.29%; and an expected life of 1 year. Compensation under the grant totaled $40,100 for the nine
months ended September 30, 2002. 5.   COMMITMENTS AND CONTINGENCIES

     Leased facilities - The Company operates from a leased facility under a noncancelable operating lease. The Agreement calls for monthly payments of $5,000 through December 2002. As of September 30, 2002, total rent expense for the leased facility approximated $7,500. Future minimum rental payments through December 2002 total $15,000, of which $5,000 has been prepaid as of September 30, 2002.

     Legal proceedings - On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced they were bringing securities fraud charges against the Company and Harry Masuda, the Company's Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge the Company and Mr. Masuda with the failure to adequately disclose to investors in these private placements a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The Company believes the charges are unwarranted, and that the issues involved in this matter were resolved during 2000 to the full satisfaction of all investors. There can be no assurance that Mr. Masuda will be able to continue to serve as our Chief
Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks.

6.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,884,100 for the nine months ended September 30, 2002. The Company is in the fifth year of research and development, with an accumulated loss during the development stage of $8,861,500. As of September 30, 2002, management is uncertain as to the completion date or if any of the Company's contemplated products will be completed at all.

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

7.   SUBSEQUENT EVENTS

     In October 2002, a certificate of amendment was filed with the California Secretary of State to change the name of the Company to Human BioSystems. The certificate of amendment also authorized the Company to issue two classes of stock including 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, neither with par or stated value.

     In November 2002, the Company paid approximately $46,000 to various stockholder employees for accrued vacation.

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

     Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We are currently awaiting validation of our findings at an independent blood center in California and plan to submit them for government approval in the first quarter of 2003.

     We will continue efforts on prototype development and the generation of
pre- clinical  and  clinical  data in the months ahead.   We  originally
anticipated commencing human studies by the summer of 2002, but due to the need to ensure adequate sterilization and other study protocols necessary prior to
infusion into   humans,  we  currently  anticipate  that  human  studies will commence immediately following preliminary in-vitro tests, which are now in progress. Based on the current progress of the studies, we estimate that
the  human infusion  tests  will begin in the first quarter of 2003.   We  also
expect to submit our first application for FDA approval and begin clinical testing of our first product for blood platelet storage shortly after the successful completion of the human tests. In April 2002, we began research on kidney preservation and developing solutions that will operate under
refrigerated conditions.   We  are performing kidney transplants on small
animals to test the effectiveness of  our solutions  when  stored  for  varying
numbers  of  days.   We  expect  to  have preliminary results of our study by
June of 2003.

      In July 2002, we received our first patent on the technology and methodology for preserving blood platelets. This patent, U.S. 6,413,713, B1, is titled "Method for Preserving Blood Platelets". We anticipate filing additional patent applications relating to platelet preservation during the next twelve months of operation, which should strengthen our competitive position in the platelet preservation marketplace. We have also begun discussions with potential strategic alliance companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

      We are looking for a larger research and development facility in Russia to accommodate more equipment and personnel than the current location. In August 2002, we opened scientific research offices in San Ramon, California for our engineering, scientific, and planning personnel. We have additional space reserved for an engineering and scientific laboratory as well as space for additional personnel for future expansion.

Product Development

     We have engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process. This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring. We have used their services from time to time, but thus far we have used Quintiles only on a limited basis, as we have not yet started clinical trials. We anticipate that Quintiles participation will increase as we meet with the FDA to proceed with clinical trials.

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

Platelet Preservation - Refrigeration

      Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. Our technology has been validated by an independent test facility in the U.S., and we are commencing human studies. Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed limit due to historic bacterial infection of the platelets. In July 2002, we entered into a development and supply contract with MMR Technologies of Mountain View, California, to build a computerized blood platelet cooling instrument. In October of 2002, we began preliminary tests of a prototype of this device, which is designed to cool the platelets prior to storage to help extend the shelf life of platelets for blood banks and hospitals.

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

      Our most recent test efforts have been directed toward the refinement of our platelet preservation technology before we commence human studies and an application for approval from the FDA. In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies. The preliminary studies leading to human infusion began in October of 2002. The preliminary studies are required to assure all steps in the process are compatible with human infusion, including sterility and safety. We are also currently negotiating with a second blood research center to conduct human infusion studies for further verification and comparison.

Results of Operations

     Three and Nine Months Ended September 30, 2002 Compared With Three and Nine Months Ended September 30, 2001

     Revenues. We did not generate any revenue in the nine months ended September 30, 2002 and 2001, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the fifth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

     General and Administrative Expenses. General and administrative expenses in the three months ended September 30, 2002 were $423,900, a decrease from $866,100 for the three months ended June 30, 2001. Our total general and administrative expenses in the nine months ended September 30, 2002 equaled $1,406,600, an increase from $1,329,900 for the comparable period in 2001. The decrease in the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 was due primarily to a substantial decline in our use of stock-based compensation: $30,000 in the three months ended September 30, 2002 compared to $656,300 in the same period in 2001. This decline was offset for the nine-month period ended September 30, 2002 by increases in personnel and salaries.

     Research and Development. Our research and development expenses were $106,800 for the three months ended September 30, 2002, an increase from $66,800 for the comparable period in 2001. Research and development expenses also increased to $307,500 for the nine months ended September 30, 2002 from $207,900 for the nine months ended September 30, 2001. These increases were primarily due to costs incurred in connection with our establishment of research and development facilities in Vicksburg, Michigan and San Ramon, California, and the employment of a Chief Operating Officer, and research and development work conducted by a third party.

<APGE>15

     Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2002 equaled $52,900, an increase from $12,700 for the three months ended September 30, 2001. Sales and marketing expenses for the nine months ended September 30, 2002 reflected a similar increase to $168,400 compared to $38,100 for the comparable period in 2001. The increase in both the three and nine-month periods was due to our hiring of a new Vice President of Marketing and the expansion of our company promotion efforts, including entering into contracts for new investor relations programs in the United States and Europe. Although we continue to develop our sales and marketing efforts, we intend to expand at a measured pace until our products are ready for introduction into the market.

     Interest Income and Expense. We incurred interest expense of $300 during the three months ended September 30, 2002, as compared to interest expense of $30,100 in the same period in 2001. Interest expense equaled $900 for the nine months ended September 30, 2002, as compared to interest expense of $75,000 for the nine months ended September 30, 2001. The decrease in both periods was due primarily to interest on promissory notes issued in 2000, many of which were converted to common stock in 2001. We had interest income of $100 in the three months ended September 30, 2002, as compared to no interest income in the same period in 2001. Interest income equaled $100 for the nine months ended September 30, 2002, as compared to no interest income in the same period in 2001. The increase in interest income in 2002 is due to increased cash on deposit.

     Net Loss. As a result of the foregoing factors, our net loss decreased to $583,800 for the three months ended September 30, 2002, from a net loss of $1,538,200 for the three months ended September 30, 2001. Our net loss decreased to $1,884,100 for the nine months ended September 30, 2002 from $2,307,100 for the nine months ended September 30, 2001. Our net loss per share decreased to $0.03 for the three months ended September 30, 2002, from $0.12 for the comparable period in 2001, and decreased to $0.11 for the nine months ended September 30, 2002 from $0.19 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

      Our operating plan for calendar year 2002 is focused on development of our products. It is our estimate that a cash requirement of $2,500,000 is required to support this plan for the next twelve months. We have received an aggregate of $1,490,000 through September 30, 2002 and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all.

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

      We are in the fifth year of research and development, with an accumulated loss during the development stage of $8,861,500. As of September 30, 2002, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

     We are in the fifth year of research and development, with an accumulated loss during the development stage of $8,861,500. We currently do not know when our research and development will be completed, or if a product will ever result
from this research and development activity.    We anticipate that the funds
spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

       We currently anticipate that based on our short-term forecast of raising additional funds of $2.5 million, our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through December 31, 2002. However, we have raised only $1,490,000 through September 30, 2002. We therefore need to raise additional capital. Obtaining capital will be challenging in a difficult environment, due
to  the economic  downturn  in  the  United  States  economy.   We  currently
have   no commitments  for  any  funding after December 31, 2002,  and  there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt
securities,  the  percentage  ownership  of   our stockholders  will  be
reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

       On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks.

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

ACTS OF TERRORISM, RESPONSES TO ACTS OF TERRORISM AND ACTS OF WAR MAY IMPACT OUR BUSINESS AND OUR ABILITY TO RAISE CAPITAL.

      The September 11, 2001 terrorist attacks in the United States are unprecedented acts of international terrorism. We cannot predict the continued effect of those acts on the economy of the United States or on the global economy. Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as Russia where we currently perform research and development. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

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

PAGE>21

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

       The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for 3 years.

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

ITEM 3.  CONTROLS AND PROCEDURES

      On November 11, 2002, management concluded its evaluation of the effectiveness of our disclosure controls and procedures. As of that date, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company maintains effective disclosure controls and procedures that ensure information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 18, 2002,we held our annual shareholders meeting  in San
Jose, California. There were a total of 10,907,232 shares of voting common stock present at the meeting in person and by proxy. The following individuals were elected at the annual shareholders meeting to serve as members of our Board of Directors until the election of their respective successors:

Name              Votes For
--------------    ----------
Paul Okimoto      10,907,232
Harry Masuda      10,907,232
George Tsukuda    10,907,232

     Shareholders voted 10,670,197 shares in favor of a proposal to approve our 2001 Stock Option Plan, a copy of which was mailed to each shareholder of record prior to the meeting. 237,035 shares abstained from voting on this proposal, and no shares voted against it.

     Shareholders voted 10,819,223 shares in favor of a proposal to amend our Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of blank check preferred stock. 88,009 shares abstained from voting on this proposal, and no shares voted against it.

     Shareholders voted 10,907,232 shares in favor of a proposal to amend our Articles of Incorporation to change the Company's name to "Human BioSystems." No shares abstained from voting on this proposal, and no shares voted against it.

     Shareholders voted 10,670,197 shares in favor of a proposal to amend our bylaws to permit our Board of Directors to determine the date of each annual meeting of shareholders. 237,035 shares abstained from voting on this proposal, and no shares voted against it.

     Shareholders voted 10,670,197 shares in favor of a proposal to ratify the Board's engagement of L.L. Bradford & Company, LLC as our auditors. 237,035 shares abstained from voting on this proposal, and no shares voted against it.

     ITEM 5.  OTHER INFORMATION.

         Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

       Exhibit No.     Title of Exhibit
       ----------      -----------------
       99.01           Certification of Chief Executive Officer
                       and Chief Financial Officer


    (b)  Reports on Form 8-K
         ------------------------
        Report on Form 8-K dated November 13, 2002, reporting change of Company's name to Human BioSystems.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HUMAN BIOSYSTEMS


Date: November 14, 2002     By: /s/ Harry Masuda
                                    ----------------------------
                                    Harry Masuda
                                    Chief Executive Officer

                                 CERTIFICATION

     I, Harry Masuda, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Human
     BioSystems;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                      /s/ Harry Masuda
                     ---------------------------
                        Harry Masuda
                        Chief Executive Officer and
                        Chief Financial Officer