Form 10KSB
period 2002-12-31
HUMAN BIOSYSTEMS INC
filed 2003-03-27
CIK 1070181

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2002


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________

                      Commission file number:  0-28413

                             HUMAN BIOSYSTEMS
               (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: No revenues for the fiscal year ended December 31, 2002.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of February 19, 2003, was $3,054,435. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 24,744,345 shares of common stock outstanding as of February 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

TABLE OF CONTENTS                                                         PAGE
------------------                                                        -----
PART I


Item 1.  Description of Business...........................................  2

Item 2.  Description of Property........................................... 23

Item 3.  Legal Proceedings................................................. 23

Item 4.  Submission of Matters to a Vote of Security Holders............... 24


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........25

Item 6.  Management's Discussion and Analysis or Plan of Operation..........26

Item 7.  Financial Statements...............................................F-1

Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................31

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.................34

Item 10. Executive Compensation.............................................37

Item 11. Security Ownership of Certain Beneficial Owners and Management.....38

Item 12. Certain Relationships and Related Transactions.....................39

Item 13. Exhibits and  Reports on Form 8-K .................................41

Item 14. Controls and Procedures............................................44

Certifications..............................................................47


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

ITEM 1. DESCRIPTION OF BUSINESS

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems." In November of 2002, we changed our name to Human BioSystems. We are a development stage company whose principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material, and bringing them to the market place. Our potential customers include blood banks, hospitals, clinics, and similar organizations.
We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders.

The HBS System for Preservation of Platelets

Blood platelets are a component of whole blood that is responsible for the clotting process of blood and used by the body when a person has an open wound from injury or surgery. The majority of platelets, however, are required by cancer patients who have undergone chemotherapy treatments, a process that destroys platelets. In order to restore the platelets, continuous transfusions are given to patients until the body is able to restore normal platelet counts. It is therefore desirable to have platelets that circulate for more than a few hours after transfusion.

Current blood platelet storage practices used in blood banks promote bacteria growth and the quality degrades over time because platelets are stored at room temperature. Using these practices, platelets can be preserved for only five days.

One test marker used to predict platelet survival after infusion is the morphology or the platelet shape. Platelets that maintain their discoid shape are more likely to survive longer after transfusion than platelets that change their shape. Historically, platelets stored at refrigerated temperatures for more than a few hours change their shape from discoid to spherical. It has been found that such platelets are removed from circulation by the body within hours after a transfusion and thus are not acceptable for cancer patients who have undergone chemotherapy.

We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting population of platelets remain discs after 24 hours of refrigeration. Our goal is to store refrigerated platelets for 7 days to 9 days and retain at least 50% discs. Tests are continuing to meet this goal. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary. We are targeting blood banks and hospitals as our main customers in the worldwide markets. We are also seeking possible alliances and licensees.

Using our Platelet Preservation System, blood platelet preservation is achieved by storing the platelets under refrigeration utilizing a proprietary process and solution to maintain cell function viability and morphology. The objective of our technology is to maintain high quality platelets for a longer period of time than is currently possible using conventional methods.

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

We are continuing the development of our Platelet Preservation System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum. We believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures. Further research is required to establish the protocol and storage times under these conditions. The storage and preservation of organs such as the kidney, liver and heart will be considered using the same techniques used in the preservation of platelets; however, we anticipate that the solution and process will vary for each organ type.

The HBS System for Preservation of Organs

We believe that our basic approach used to store platelets can also be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures. Using this approach, we have been performing kidney preservation experiments on small animals at our Michigan research facility over the past year. Our goal has been to develop a preservation solution that will preserve the kidneys prior to transplantation for up to 72 hours or more and still maintain function after transplantation. Our most recent kidney preservation experiments on rats at our Michigan research facility have indicated progress toward that goal; however, we have not attempted as yet to extend the preservation period beyond 24 hours. Test results to date indicate that our solution compares favorably to the current solution used in the U.S. for organ preservation.

Operations and Facilities

During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established our basic infrastructure and operating plan. At
December 31, 2002, we had eight employees in the U.S. and 11 at our research facility in Russia.

In August 1998, we established a branch office in Krasnoyarsk, Russia, where we conduct research and development for platelet preservation. Krasnoyarsk was chosen to take advantage of the availability of low cost technical expertise and materials such as titanium, and also because two members of our team, Dr. Vladimir Serebrennikov, Director of Research and Mr. Leonid Babak, Branch Chief of Russian Operations, reside there.

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

While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility. In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies. The preliminary studies leading to human infusion began in October of 2002, and are ongoing. We have made certain changes in our solution in order to prepare for human infusion. See "Business - Test Results" for more information.

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

We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with the creation of a platelet preservation product that will store platelets under refrigeration for
seven to nine days using our proprietary solution by itself.   The
second phase is the market introduction of our Platelet Preservation System utilizing our hyperbaric container if longer preservation times are required. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under
refrigeration and a complete system at sub-zero temperatures.   We are
currently in the first phase of our strategy, and are anticipating advancing through this phase for the foreseeable future.

Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets.
Our technology has been validated by an independent test facility in the U.S., and we began the process leading to testing of human infusion in September 2002. Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed limit due to
historic bacterial infection of the platelets.   In July 2002, we
entered into a development and supply contract with MMR Technologies of Mountain View, California, to build a computerized blood platelet cooling instrument. In October of 2002, we began preliminary tests of a prototype of this device, which is designed to cool the platelets prior to storage to help extend the shelf life of platelets for blood banks and hospitals. The prototype unit was delivered to us in January 2003. Preliminary tests are now being conducted prior to actual tests using platelets. Required modifications to the systems have been noted and tests are continuing. We anticipate that these modifications will be made and tests conducted on platelets in the first quarter of 2003.

Platelet Preservation - Sub-Zero Storage

This development is intended to result in longer storage times for platelets, combining the use of proprietary solutions, sub-zero temperatures and high pressure. It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days. This will provide the medical community with a new and economical method for long-term platelet storage, thereby reducing the current loss of product. The successful implementation of refrigerated platelets at nine days or beyond may eliminate the need for sub-zero stored platelets for most blood center needs.

Organ Preservation

This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times. In addition, we plan to develop a process that will reduce the need for anti-rejection drugs after transplantation. The development process will include the development of proprietary solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.

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

Pre-human infusion tests are continuing in the United States, as certain changes to our solution were required before commencing human infusion. These changes include the need to sterilize our preservation solution using approved methods acceptable for infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. We also recently were successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. Tests will resume immediately on this "clarified" solution. We have also performed very limited tests using substitute solutions that are clear; however, it appears that certain test markers show less favorable results than the results achieved at our facility in Russia. We are currently working on the correlation of results between our Russian and United States research facilities and on the separation of platelets from the solution prior to radioactive tagging, and we believe that the issues remaining prior to human infusion will be resolved by the end of the second quarter of 2003.

Our most recent test efforts have been directed toward the refinement of our platelet preservation technology before we commence human studies and an application for approval from the FDA. In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies. The preliminary studies leading to human infusion began in October of 2002. The preliminary studies are required to assure all steps in the process are compatible with human infusion, including sterility and safety. We are concurrently conducting tests at our facility in Russia and at the Sacramento Blood Foundation to resolve certain pre-infusion issues, as discussed above.

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

As an overall strategy, we intend to apply for approval for our products while limiting the system claims for our Platelet Preservation System and to progressively expand them as FDA and/or EU approval is granted for each succeeding claim. Our intention is to apply for approval in the U.S., Western European countries and Japan as the primary markets for our platelet preservation product. However, we believe that our first product sales efforts will be directed towards countries in South America, Mexico and other countries that have fewer regulatory restrictions than the U.S, so as to provide a shorter time to market.

Distribution, Sales and Customers

It is our intent to market our platelet preservation products to blood centers and hospitals through established medical specialty dealers and distributors or strategic partners who manufacture and market products to blood centers and hospitals. Similar strategies will be employed for other future preservation products. As we are in the development stage of operations, we currently have no customers and dependency on particular customers cannot be anticipated at this time.

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

Our Disposable Phemtest Test System

On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, one of our officers and directors, acquiring all patent rights owned by Mr. Okimoto to a disposable test device called Phemtest. As consideration for the assignment of these patent rights, we paid $1,375 to a law firm as a patent maintenance fee to ensure that the patents would remain in force. We also agreed to pay Mr. Okimoto royalties of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash. To date, no royalties have been earned or paid for Phemtest. The Phemtest product, a disposable vaginal disease test device for women, was developed during the early 1980s and the first patent application was filed in 1985. It is based on the pH level reading of the vaginal tract to determine the presence of bacterial infection. A pH reading of higher than 4.5 is an indication that a pathology exists and that the patient should see a physician for precise diagnosis and treatment. The prototype has a retractable tip that can be extended well into the vestibule of the vagina.

Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of February 2003, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

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

LifeCell Corporation has developed technology for preserving a variety of cell types including platelets and red blood cells, and is attempting to obtain FDA approval for extending the storage time of blood platelets using cryo-preservatives. Cerus Corporation has developed a viral inactivation product for platelets that is intended to eliminate or reduce viral testing requirements. This product is now in clinical trials. These products if approved could have a material adverse impact on the market for extending platelet storage times using our technology. We believe that most, if not all, of our competitors use toxic chemicals such as Dimethyl Sulfoxide (DMSO) to preserve platelets, and store organs and other biologic material. It is our intent to achieve longer preservation of such material and provide higher quality material by using non-toxic solutions and by storing the biologic material at refrigerated temperatures for moderate storage times and below the freezing point of water, without destroying the cellular integrity of the material, for longer storage times. We also believe that our approach will be inexpensive in comparison to alternative preservation methods because the toxic solutions used by our competition must be removed from the material before use in most cases. The solution we use for platelet preservation is intended to be directly usable.

Intellectual Property

We consider our intellectual property to be a key cornerstone and asset of our business. As such, the intellectual property, which consists of patents, patent applications, trade secrets, copyrights and know-how, will be both developed and protected. We plan to gain wide protection for our intellectual property worldwide by patent and trademark filings in major foreign markets as well as the careful protection of trade secrets through contracts and procedures.

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

We filed an international application with the Patent Cooperation Treaty based on our U.S. patent application, designating all countries and regions, on October 12, 1999. In addition, in June 2001, we filed a provisional patent entitled "Preservation of Blood Platelets at Cold Temperatures" to cover our improved platelet preservation methods. We believe that the patent and its extensions will protect the current core technology and provide us with a long-term competitive advantage in the market.

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

We purchased the patents for a product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years. The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash.

Government Regulation

The FDA and the European Union ("EU") have regulations governing the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

We believe that all of the products currently in development will require FDA approval prior to marketing. Our initial products are at the prototype development stage and preclinical testing. We intend to submit our initial Investigational New Drug Exemption ("IND") and Investigational Device Exemption ("IDE") as soon as sufficient preclinical data is obtained. Both of the IND and IDE must be filed with the FDA prior to conducting clinical trials on human subjects. The successful completion of clinical trials is the final step toward receiving FDA approval of our product for marketing.

Our anticipated first product is a set of solutions and process to be used by blood centers to store platelets at refrigerated temperatures. As such, we must obtain regulatory approval from the FDA to market the solutions and process. In addition, if a device is required in the processing or storage of platelets, we must obtain regulatory approval from the FDA to market the device and the platelet product to be stored in our device.

We intend to pursue 510(k) approval from the FDA for our storage device, although there is a possibility that the FDA could determine that an application for a new device may be required. A 510(k) submission will require a showing of "substantial equivalence" to one or more legally marketed devices. Regulatory review of a 510(k) application should take a few months less than that for a new device application. We believe that in either case the data required would be approximately the same preclinical and clinical data demonstrating safety and efficacy.

In order for us to receive FDA 510(k) approval, we believe that we will need to show that platelets stored utilizing our device are equivalent to platelets stored using currently approved methods. We would do this by utilizing laboratory tests of platelet function and results of a clinical trial. If we determine that we will pursue new claims for platelets stored using our device, more extensive clinical trials would be necessary. We do not expect to pursue new claims initially, even if we believe that some may be supported by our research.

We currently intend to file our initial IND/IDE within the second half of 2003, if the outcome of our pre-clinical human studies is successful. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

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

The assignment of products developed or patents granted prior to any payment by us for the development of a product would require approval by the Russian government. Even though Mr. Serebrennikov holds some patents individually which could relate to our technology, we have elected not to purchase these existing patents because they have become public domain outside of Russia, and because we do not feel that they are important to our business.

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

Employees

As of December 31, 2002, we had an aggregate of 19 employees, eight in the U.S. and 11 in Russia. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2002 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the fifth year of research and development, with an accumulated loss during the development stage of $9,491,700. We currently do not know when our research and development will be completed, or if a product will ever result from this research and
development activity.    We anticipate that the funds spent on research
and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.


Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. We received an aggregate of $2.3 million through December 31, 2002, which was sufficient to support our operations through 2002, and an additional $316,000 through February 21, 2003, and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least the balance of 2003; however, there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2003 and beyond.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. As of February 2003, there has been no further action or progress made in the resolution of these matters, except that we have filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus for viral inactivation of platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We have limited funds with which to develop products and services. These companies are active in research and development of biological material preservation, and we do not know the current status of their development efforts. We have limited funds with which to develop products and services, and most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own no real property. Our principal address as reported herein is the residence of one of our employees. In August 2002, we opened scientific research offices in San Ramon, California for our engineering, scientific, and planning personnel. We have additional space reserved for an engineering and scientific laboratory as well as space for additional personnel for future expansion. Although the real estate leasehold market in California is highly competitive, we believe that as we require facilities in California we will be able to find such available facilities at a reasonable cost.

Our primary research and development effort is conducted at our facility in Kransnoyark, Russia. We employ 11 people at that facility, including
researchers and support personnel.   We also have one employee and one
consultant at our Michigan research facility conducting organ preservation studies.

ITEM 3. LEGAL PROCEEDINGS.

On December 10, 2001, we filed a complaint entitled HyperBaric v. John
A. Mattera, in the United States District Court, Northern Division, Case
No. C01-21142.   This is an action against John A. Mattera ("Mattera")
for breach of contract; breach of the implied covenant of good faith and fair dealing; fraud; securities fraud; and constructive trust in connection with a stock purchase agreement that we entered into with Mattera in April 2001. Pursuant to the agreement, Mattera was to wire transfer the sum of $104,000 within 72 hours of receipt of 400,000 free trading shares of our stock to be deposited with a clearing agent
designated by Mattera.   Mattera failed to pay and refused to pay for
the shares of stock; however, the shares were cleared and released to Mattera by the clearing agent without confirmation that payment had been received by us. Thereafter, the transfer agent refused to cancel the transfer or return the shares without a court order. We are seeking damages; interest allowable by law; rescission of the agreement and return of the shares; attorneys' fees and costs incurred for the suit; punitive damages; and a preliminary injunction preventing the transferring of the shares and/or disposal of the proceeds until
termination of the litigation.   The complaint was served on Mattera in
Florida on December 28, 2001, but to date no response has been filed. A judgment was entered against Mattera in the amount of $117,447.28 on November 15, 2002, and we are attempting to execute on this judgment; however, there can be no assurance that we will be able to recover any of this amount.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it
seeks.   As of February 2003, there has been no further action or
progress made in the resolution of these matters, except that we have filed motions to change the venue for these proceedings from New York to Northern California.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 18, 2002, we held our annual shareholders meeting in San Jose, California. There were a total of 10,907,232 shares of voting common stock present at the meeting in person and by proxy. The following individuals were elected at the annual shareholders meeting to serve as members of our Board of Directors until the election of their respective successors:
--------------------------------------
Name                    Votes For
--------------------------------------
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

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the NASD O-T-C Market Bulletin Board since May 18, 1999. Prior to that date, our common stock was not actively traded in the public market. Our common stock is listed on the NASD O-T-C Market Bulletin
Board under the symbol "HBSC.OB".   Since October 2001, our common stock has
also been traded on the Frankfurt Stock Exchange under the symbol "HYT". The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the NASD O-T-C Market as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period                                                 Low Bid         High Bid

Fiscal 2002
Fourth Quarter (October 1, 2002 to December 31, 2002)   $ 0.13          $ 0.45
Third Quarter (July 1, 2002 to September 30, 2002)      $ 0.22          $ 0.41
Second Quarter (April 1, 2002 to June 30, 2002)         $ 0.33          $ 0.70
First Quarter (January 1, 2002 to March 31, 2002)       $ 0.63          $ 1.06

Fiscal 2001
Fourth Quarter (October 1, 2001 to November 23, 2001)   $ 0.55          $ 1.14
Third Quarter (July 1, 2001 to September 30, 2001)      $ 0.46          $ 1.88
Second Quarter (April 1, 2001 to June 30, 2001)         $ 0.16          $ 0.54
First Quarter (January 1, 2001 to March 31, 2001)       $ 0.19          $ 1.37

On February 19, 2003, the high and low bid prices of our common stock on the Bulletin Board were $ 0.19 per share, respectively, and there were approximately 190 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

 Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2002, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2002. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In November and December of 2002, we issued an aggregate of 1,817,392 shares of our common stock to two individuals and two entities owned and controlled by one of those individuals, for aggregrate consideration of $462,000. The issuance was made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who rpresented to us that the shares were being acquired for investment purposes.

In December 2002, we issued an aggregate of 66,667 shares of our common stock to an individual for aggregate consideration of $12,000. The issuance was made in reliance on Section 4(2) of the ACT and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.


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

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We hope to validate our findings at an independent blood center in California and submit them for government approval and begin clinical testing of our first product for blood platelet storage in the second half of 2003. We had originally contemplated submission of our findings in the first half of 2003; however pre-human infusion tests are continuing in the United States, as certain changes to our solution were required before commencing human infusion. These changes include the need to sterilize our preservation solution using approved methods acceptable for infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. We also recently were successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. Tests will resume immediately on this "clarified" solution. We have also performed very limited tests using substitute solutions that are clear; however, it appears that certain test markers show less favorable results than the results achieved at our facility in Russia. We are currently working on the correlation of results between our Russian and United States research facilities and on the separation of platelets from the solution prior to radioactive tagging, and we believe that the issues remaining prior to human infusion will be resolved by the end of the second
quarter of 2003.   We will continue efforts on prototype development and
the generation of pre-clinical and clinical data in the months ahead.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for 24 hours. Our next step will be to continue our tests to progressively longer periods of time using this solution. Our goal is to extend the kidney shelf life for from up to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We also filed a provisional patent application in June 2001 to cover our improved platelet
preservation methods.   We will also seek strategic alliances with
companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We also plan to relocate our research and development facility from its current location in Russia to a more suitable location in that country to accommodate more equipment and personnel, and intend to establish a central administrative facility in the U.S. within the next six to nine months.

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues. We did not generate any revenue in the years ended December 31, 2002 and 2001, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the fifth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   General and administrative expenses in
the year ended December 31, 2002 were $1,863,700, an increase from $1,580,700 for the year ended December 31, 2001. The increase was due primarily to an increase in personnel and salaries This increase was partially offset by decreases in stock based compensation. In the past, most of our staff worked for under market rate compensation or had to accrue pay for extended periods of time when financing was not available. As we received funding, we raised salaries to what we believe to be levels close to competitive salaries in the industry. The increase for the year ended December 31, 2002 was partially offset by decreases in stock-based compensation.

Research and Development. Our research and development expenses were $430,400 for the year ended December 31, 2002, an increase from $319,600 for the year
ended December 31, 2001   This increase was primarily due to costs incurred in
connection with our establishment of research and development facilities in Vicksburg, Michigan and San Ramon, California, the employment of a Chief Operating Officer, and expenses incurred for research and development work conducted by a third party.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2002 equaled $218,700, an increase from $81,000 for the year ended December 31, 2001. The increase was due to our hiring of a new Vice President of Marketing and the expansion of our promotion efforts, including entering into contracts for new investor relations programs in the United States and Europe. We also produced a corporate video piece on CD for potential investors and others, including the media, which also contributed to the increase in sales and marketing expenses in 2002. Although we continue to develop our sales and marketing efforts, we intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Income and Expense. We incurred interest expense of $900 during the year ended December 31, 2002, as compared to interest expense of $229,200 in the year ended December 31 2001. The significant decrease was due primarily to interest on promissory notes issued in 2000, many of which were converted to common stock in 2001. We had interest income of $200 in the year ended December 31, 2002, as compared to no interest income in the year ended December 31, 2001. The increase in interest income in 2002 is due to increased cash on deposit.

Net Loss. As a result of the foregoing factors, our net loss decreased to $2,514,300 for the year ended December 31, 2002, from a net loss of $2,971,500 for the year ended December 31, 2001. Our net loss per share decreased to $0.14 for the year ended December 31, 2002, from $0.26 for the year ended December 31, 2001, due to an increase in 2002 in the number of shares of common stock outstanding.

         Liquidity and Capital Resources

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. We received an aggregate of $2.3 million through December 31, 2002, which was sufficient to support our operations through 2002, and an additional $316,000 through February 21, 2003, and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

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

We are in the fifth year of research and development, with an accumulated loss during the development stage of $9,491,700. As of December 31, 2002, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development
activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

         Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.
Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

We consider that the following are critical accounting policies:

        Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture our solution, manufacturing costs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture our solution, manufacturing costs, and patent legal fees are included in accrued liabilities and included in research and development expenses.

        Employee Stock Plans

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employee stock option and stock purchase plans. We are generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with our employee stock option and stock purchase plans. We are required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS                                     PAGE NO.
-------------------                                 ------------
Report of Independent Certified Public Accountants.......F-1

Financial Statements

Balance Sheet............................................F-2

Statements of Operations.................................F-3

Statement of Stockholders' Equity........................F-4

Statements of Cash Flows.................................F-6

Notes to Financial Statements............................F-8-30

==============================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders Human BioSystems (Formerly known as HyperBaric Systems) (A Development Stage Company) Palo Alto, California

We have audited the accompanying balance sheet of Human BioSystems (formerly known as HyperBaric Systems) (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period from February 26, 1998 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2002, and the results of its activities and cash flows for the years ended December 31, 2002 and 2001 and for the period from February 26, 1998 (Inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC
Las Vegas, NV.
February 5, 2003

                                 HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                               December 31, 2002

                                     ASSETS


Current assets
        Cash                                                            $  144,700
        Prepaid expenses and other current assets                           39,400
                                                                        ----------
                Total current assets                                       184,100

Fixed assets, net                                                            3,500
                                                                        ----------

Total assets                                                            $  187,600
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $   79,300
        Accrued liabilities                                                 22,100
        Stockholder payables                                                82,600
                                                                        ----------
                Total current liabilities                                  184,000
                                                                        ----------
Total liabilities                                                          184,000

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
   Common stock; no par or stated value; 50,000,000 shares
           authorized, 14,561,800 shares issued and outstanding          9,893,600
        Other receivables, net                                            (398,300)
        Accumulated deficit during development stage                    (9,491,700)
                                                                        ----------
                Total stockholders' equity                                   3,600
                                                                        ----------

Total liabilities and stockholders' equity                              $  187,600
                                                                        ==========

                 See Accompanying Notes To Financial Statements


                               HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                             February 26, 1998
                                                                   Year ended                               (Inception) Through
                                                                December 31, 2002           2001             December 31, 2002
                                                                ---------------        -----------           -----------------

Revenue                                                           $         --        $         --             $          --

Operating expenses
        General and administrative
                Stock based compensation                               398,500             887,300                 3,074,500
                Other general and administrative expenses            1,465,200             693,400                 3,516,500
                                                                    -----------         -----------               -----------
        Total general and administrative                             1,863,700           1,580,700                 6,591,000
        Research and development                                       430,400             319,600                 1,316,000
        Sales and marketing                                            218,700              81,000                   429,700
                                                                   -----------         -----------               -----------
                Total operating expenses                             2,512,800           1,981,300                 8,336,700
                                                                   -----------         -----------               -----------
Loss from operations                                                (2,512,800)         (1,981,300)               (8,336,700)

Other income (expense)
        Loan fees                                                           --            (656,200)                 (750,000)
        Bad debt related to other receivable                                --            (104,000)                 (104,000)
        Interest income                                                    200                  --                     2,500
        Interest expense                                                  (900)           (229,200)                 (299,700)
                                                                   -----------         -----------               -----------
Loss before provision for income taxes                              (2,513,500)         (2,970,700)               (9,487,700)

Provision for income taxes                                                 800                 800                     4,000
                                                                   -----------         -----------               -----------

Net loss                                                          $ (2,541,300)       $ (2,971,500)             $ (9,491,700)
                                                                   ===========         ===========               ===========

Basic and diluted loss per common share                           $      (0.14)       $      (0.26)             $      (1.22)
                                                                   ===========         ===========               ===========
Basic and diluted weighted average
        common shares outstanding                                   18,262,400          11,646,700                7,773,100

                 See Accompanying Notes To Financial Statements



                             HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                      Loan Fees
                                                  Common Stock                    Related to Options        Prepaid Consulting
                                       ----------------------------------            to Purchase             Services Paid in
                                           Shares                 Amount             Common Stock              Common Stock
                                       ----------------------------------         ------------------        ------------------
Balance at February 26, 1998
 (Date of inception)                                --             $       --         $         --              $           --

Issuance of common stock for
 services, weighted average price
 of $0.00                                    4,058,000                 10,200                   --                          --

Issuance of common stock for cash
 (net of offering cost of
 $149,000),$0.12                             1,013,600                119,000                   --                          --

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                     1,000,000                239,400                   --                          --

Net loss                                            --                     --                   --                          --
                                            ----------              ---------              --------                  ----------
Balance, December 31, 1998                   6,071,600                368,600                   --                          --

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $163,000, $1.32             287,200                379,500                   --                          --

Stock options and warrants exercise
 price of $0.01                                 31,000                    400                   --                          --

Issuance of common stock for
 services, weighted average price
 of $1.50                                        5,200                  7,800                   --                          --

Issuance of warrants in
 connection with debt
 securities                                         --                 24,800                   --                          --

Stock based compensation
 related to granting options and
 warrants                                           --                296,500                   --                          --

Net loss                                            --                     --                   --                          --
                                            ----------              ---------              --------                  ----------

Balance, December 31, 1999                   6,395,000              1,077,600                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32              140,100                184,400                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38              224,500                308,700                   --                          --

Issuance of common stock for
 cash, $0.30                                    81,200                 24,400                   --                          --

Stock options and warrants exercise
 price of $0.07                                390,600                 28,900                   --                          --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                     206,700                 67,500                   --                          --

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                            (222,900)              (334,400)                    --                         --

Issuance of common stock in
 satisfaction of promissory
 note                                           13,500                  5,000                    --                         --

Issuance of common stock for
 satisfaction of note payable,
 $0.37                                         907,500                335,100                    --                   (335,100)

Amortization of prepaid
 consulting services                                --                     --                    --                    139,900

Stock based compensation
 related to options and
 warrants                                           --              1,334,300                    --                         --

Loan fees related to options
 to purchase common stock                           --                750,000             (750,000)                         --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 37,100                    --                         --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                     --                93,800                         --

Net loss                                            --                     --                    --                         --
                                            ----------              ---------             --------                  ----------
Balance, December 31, 2000                   8,136,200              3,818,600             (656,200)                   (195,200)

Issuance of common stock
 for cash (net of offering
 costs of $111,300,$0.40                     3,224,900              1,293,100                    --                         --

Stock options and warrants
 exercised,weight average
exercise price of $0.19                        844,600                158,300                    --                         --

Issuance of common stock
 in satisfaction of
 accounts payable, $0.37                        67,600                 24,800                    --                         --

Satisfaction of accrued
 liabilities related to
 granting of warrants                               --                 18,100                    --                         --

Satisfaction of stockholder
 payables related to
 granting of warrants                               --                274,000                    --                         --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                416,600                212,800                    --                         --

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                             257,300                272,700                    --                         --

Amortization of prepaid
 consulting services                                --                     --                    --                    195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                154,600                 98,500                    --                         --

Stock based compensation
 related to granting of
 warrants and options                               --                416,600                    --                         --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 55,700                    --                         --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                    --                656,200                         --

Issuance of common stock
 for other receivable, $0.13                   800,000                104,000                    --                         --

Common shares due as a
 result of terminated
 consulting agreement,$0.78                    510,000                398,300                    --                         --

Issuance of common stock in
 exchange for termination
 of consulting agreement,$1.18                 150,000                177,000                    --                         --

Bad debt related to other
 receivable                                         --                     --                    --                         --

Net loss                                            --                     --                    --                         --

Balance, December 31, 2001                  14,561,800            $ 7,322,500             $      --               $         --
                                            ------------           ----------                 -------              ---------------
Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                            7,809,400              2,147,300                     --                        --

Stock options and warrants exercised,
 weighted average exercise price
 of $0.01                                      280,000                  4,000                     --                        --

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                      72,100                 54,300                     --                        --

Issuance of common stock for services,
 weighted average price of $0.76               397,700                300,900                     --                        --

Stock based compensation related to granting
 of warrant and options                             --                 97,600                     --                        --

Issuance of common stock in satisfaction of
 accrued liabilities, $0.31                     54,100                 17,000                     --                        --

Common shares due from stockholder                  --                     --                     --                        --

Common shares received from stockholder
 and cancelled, $(0.47)                      (106,400)               (50,000)                     --                        --

Net loss                                            --                     --                     --                        --
                                            --------------       ------------               ------------            --------------
Balance December 31, 2002                  $23,068,700           $  9,893,600              $      --             $          --


                 See Accompanying Notes To Financial Statements




                                HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                    Accumulated
                                                                   Deficit During              Total
                                             Other                  Development            Stockholders'
                                           Receivable                   Stage                  Deficit
                                           ----------              --------------          -------------
Balance at February 26, 1998
 (Date of inception)                        $       --               $     --             $       --

Issuance of common stock for
 services, weighted average price
 of $0.00                                           --                      --                10,200

Issuance of common stock for cash
 (net of offering cost of $149,000),$0.12           --                      --               119,000

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                            --                      --               239,400

Net loss                                            --                (272,000)             (272,000)
                                              ----------              ---------             --------
Balance, December 31, 1998                          --                (272,000)               96,600

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, net of
 offering costs of $163,000, $1.32                  --                      --               379,500

Stock options and warrants exercise
 price of $0.01                                     --                      --                   400

Issuance of common stock for
 services, weighted average price
 of $1.50                                           --                      --                 7,800

Issuance of warrants in
 connection with debt
 securities                                         --                      --                24,800

Stock based compensation
 related to options and
 warrants                                           --                      --               296,500

Net loss                                            --              (1,098,200)          (1,098,200)
                                             ----------             -----------             --------

Balance, December 31, 1999                          --              (1,370,200)            (292,600)

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32                   --                       --              184,400

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38                   --                       --              308,700

Issuance of common stock for
 cash, $0.30                                        --                       --               24,400

Stock options and warrants exercise
 price of $0.07                                     --                       --               28,900

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                          --                       --               67,500

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                                   --                       --             (334,400)

Issuance of common stock in
 satisfaction of promissory
 note                                               --                       --                5,000

Issuance of common stock for
 satisfaction of note payable,
 $0.37                                              --                       --                   --

Issuance of common stock for
 prepaid consulting services,
 $0.37

Amortization of prepaid
 consulting services                                --                       --              139,900

Stock based compensation
 related to options and
 warrants                                           --                       --            1,334,300

Loan fees related to options
 to purchase common stock                           --                       --                   --

Deemed interest expense
 related to conversion
 feature of note payable                            --                       --               37,100

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                       --               93,800

Net loss                                            --                  (2,635,700)       (2,635,700)
                                               ----------                ---------         ----------

Balance, December 31, 2000                          --                  (4,005,900)       (1,038,700)

Issuance of common stock
 for cash (net of offering
 costs of $111,300),$0.40                          --                         --           1,293,100

Stock options and warrants
 exercised,weight average
exercise price of $0.19                            --                         --             158,300

Issuance of common stock
 in satisfaction of
 accounts payable,$0.37                            --                         --              24,800

Satisfaction of accrued
 liabilities related to
 granting of warrants                              --                         --              18,100

Satisfaction of stockholder
 payables related to
 granting of warrants                              --                         --             274,000

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                    --                         --             212,800

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                                 --                         --             272,700

Amortization of prepaid
 consulting services                               --                         --             195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                    --                         --              98,500

Stock based compensation
 related to granting of
 warrants and options                              --                        --              416,600

Deemed interest expense
 related to conversion
 feature of note payable                           --                        --               55,700

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                             --                        --              656,200

Issuance of common stock
 for other receivable, $0.13                 (104,000)                       --                   --

Common shares due as a
 result of terminated
 consulting agreement, $0.78                 (398,300)                       --                   --

Issuance of common stock in
 exchange for termination
 of consulting agreement, $1.18                    --                        --              177,000

Bad debt related to other
 receivable                                   104,000                        --              104,000

Net loss                                          --                 (2,971,500)          (2,971,500)
                                         ------------                 -----------        -----------

Balance, December 31, 2001               $  (398,300)               $(6,977,400)        $    (53,200)

Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                                --                         --             2,147,300

Stock options and warrants exercised,
 weighted average exercise
 price of $0.01                                  --                         --                  4,000

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                       --                          --                54,300

Issuance of common stock for services,
 weighted average price of $0.76                 --                          --               300,900

Stock based compensation related to
 granting of warrant                             --                          --                97,600

Issuance of common stock in satisfaction
 of accrued liabilities, $0.31                   --                          --                17,000

Common shares due from stockholder          (50,000)                         --              (50,000)

Common shares received from stockholder
 and cancelled,$(0.47                        50,000                          --                    --

Net loss                                         --                   (2,524,300)          (2,514,300)
                                         --------------              -------------         -----------
Balance December 31, 2002                 $(398,300)                 $(9,491,700)        $      3,600

                 See Accompanying Notes To Financial Statements


                                HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                February 26, 1998
                                                                       Year ended                              (Inception) Through
                                                                    December 31, 2002           2001            December 31, 2002
                                                                    -----------------        -----------        -----------------
Cash flows from operating activities:
        Net loss                                                   $    (2,514,300)      $    (2,971,500)      $    (9,491,700)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
                Stock based compensation                                   398,500               887,300             3,074,500
                Depreciation                                                 2,000                 1,900                 6,300
                Deemed interest expense                                         --                55,700                92,800
                Interest expense paid in common stock                           --               117,300               117,300
                Amortization of discount and loan fees
                        on notes payable                                        --               656,200               774,800
                Bad debt related to other receivables                           --               104,000               104,000
        Changes in operating assets and liabilities:
                Change in prepaid expenses and other assets                   (200)              (30,100)              (39,400)
                Change in bank overdraft                                        --                  (500)                   --
                Change in accounts payable                                  19,800               (27,600)              104,000
                Change in accrued liabilities                              (10,100)              (64,700)               64,400
                Change in stockholder payables                            (163,000)              217,700               325,900
                                                                       -----------           -----------           -----------
                        Net cash used by operating activities           (2,267,300)           (1,054,300)           (4,867,100)

Cash flows from investing activities:
        Purchase of fixed assets                                                --                   --                 (9,800)
                                                                       -----------           -----------           -----------
                        Net cash provided by investing activities               --                   --                 (9,800)

Cash flows from financing activities:
        Proceeds from issuance of common stock                           2,151,300             1,451,400             4,887,400
        Proceeds from borrowing on notes payable                                --                24,000               323,100
        Principal payments on notes payable                                     --               (68,900)              (97,400)
        Principal payments on stock subject to rescission                  (21,000)              (20,500)              (41,500)
        Change in other receivables                                        (50,000)                   --               (50,000)
                                                                       -----------           -----------           -----------
                        Net cash provided by financing activities        2,080,300             1,386,000             5,021,600
                                                                       -----------           -----------           -----------

Net increase (decrease) in cash and cash equivalents                      (187,000)              331,700               144,700

Cash and cash equivalents, beginning of period                             331,700                    --                    --
                                                                       -----------           -----------           -----------

Cash and cash equivalents, end of period                           $       144,700       $       331,700       $       144,700
                                                                       ===========           ===========           ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                 $           800       $           800       $         3,200
                                                                       ===========           ===========           ===========
        Cash paid for interest                                     $           900       $        10,300       $        11,700
                                                                       ===========           ===========           ===========
                 See Accompanying Notes To Financial Statements


                                HYPERBARIC SYSTEMS
                           (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (Continued)


                                                                                Year ended                     February 26, 1998
                                                                                December 31,                  (Inception) Through
                                                                                   2002               2001     December 31, 2002
                                                                                ----------         ---------  -------------------
Schedule of non-cash financing activities:
        Innssuance of warrants in connection with debt securities               $      --         $      --     $     24,800
                                                                                ==========         =========      ==========
        Principal payment on note payable through the issuance                  $       --         $      --      $    5,000
              of common stock                                                    ==========         =========     ==========

        Rescission of common stock related to Reg. D offering
                dated September 1, 1999 and February 2, 2000                    $       --         $      --      $  340,000
                                                                                ==========         =========      ==========

        Issuance of common stock in satisfaction of
             promissory note issued as a result of rescission offering          $       --         $      --      $   67,500
                                                                                ==========         =========      ==========
        Issuance of common stock for prepaid consulting services                $       --         $ 398,100      $  398,100
                                                                                ==========         =========      ==========

        Loan fees related to options to purchase common stock                   $       --         $      --     $   750,000
                                                                                ==========         =========      ==========
        Issuance of common stock in exchange for termination
                of consulting agreement                                         $       --         $ 398,300     $   398,300
                                                                                ==========         =========      ==========
        Issuance of common stock in exchange for
                other receivable                                                $       --         $ 104,000     $   104,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of
                accounts payable                                                $       --         $  24,800     $    24,800
                                                                                ==========         =========      ==========
        Satisfaction of accrued liabilities related to granting
                of warrants                                                     $       --         $  18,100     $    18,100
                                                                                ==========         =========      ==========
        Satisfaction of stockholder payables related to granting
                of warrants and options                                         $       --         $ 274,000     $   274,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of convertible
                note payable - related party (excluding interest of
                $82,700)                                                        $       --         $ 190,000     $  190,000
                                                                                ==========         =========      ==========
        Issuance of common stock in satisfaction of promissory
                note issued as a result of rescission offering (excluding
                interest of $34,600)                                            $       --         $ 178,200     $  178,200
                                                                                ==========          =========     ==========
        Issuance of common stock in satisfaction of promissory
                note issued as a result of rescission offering (excluding       $   54,300         $       --     $  54,300
                interest of $7,200)                                             ==========          =========     =========
                                                                                $   17,000         $       --     $  17,000
        Issuance of common stock in satisfaction of accrued liabilites          ==========          =========     ==========


                 See Accompanying Notes To Financial Statements

-------------------------------------------------------------

                                HUMAN BIOSYSTEMS
                     (FORMERLY KNOWN AS HYPERBARIC SYSTEMS)
                          A DEVELOPMENT STAGE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------
1.      DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Human BioSystems (formerly known as HyperBaric Systems) (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the fifth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,514,300 for the year ended December 31, 2002. The Company is in the fifth year of research and development, with an accumulated loss during the development stage of approximately $9,491,700. As of December 31, 2002, management is uncertain as to the completion date or if the product will be completed at all.

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

Amended Articles of Incorporation - In October 2002, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Human BioSystems. The Certificate of Amendment to the Articles of Incorporation also changed the number of authorized shares of common stock from 50,000,000 to 45,000,000. Further, the Certificate of Amendment to the Articles of Incorporation authorized 5,000,000 shares of preferred stock, with preferences and rights to be set by the Board of Directors.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash -The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2002 the Company's uninsured cash balance was approximately $32,600.

1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $70,500 and $21,000 were incurred for the years ended December 31, 2002 and 2001, respectively.

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

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                2002                    2001
Net loss, as reported                     $ (2,514,300)           $ (2,971,500)
Add: Stock-based employee compensation
  expense included in reported loss,
  net of related tax effects                    35,600                      --
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects                  (277,800)               (108,000)
Pro forma net loss                        $ (2,272,100)           $ (2,863,500)

Net loss per common share
  Basic and diluted loss, as reported     $      (0.14)           $     (0.26)
  Basic and diluted loss, pro forma       $      (0.12)           $     (0.25)


Stock based compensation (continued) - As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception). Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Fair values of financial instruments - The carrying amounts of accounts payable, accrued liabilities, stockholder payables and other receivable approximate fair value because of the short-term maturity of these instruments.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001, options and warrants to purchase 3,313,300 and 3,219,300 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

2.      FIXED ASSETS

        A summary of fixed assets as of December 31, 2002 are as follows:

        Equipment                             $ 9,800
        Less:  accumulated depreciation         6,300
                                            -----------
                                             $  3,500

3.      RELATED PARTY TRANSACTIONS

The Company has entered into various stock purchase agreements and employment contracts with stockholders of the Company. As of December 31, 2002, the following transactions and/or agreements have been consummated:

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

3.      RELATED PARTY TRANSACTIONS (continued)

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

In December 2001, the Company entered into an agreement with a research institute where Dr. Luis Toledo serves as a director. Dr. Toledo is budgeted in the agreement to receive approximately $15,000 of the $120,000 total balance.

During fiscal year 2002, the Company paid accrued wages and accrued vacation to stockholders totaling $143,400 and $35,100, respectively. Additionally, the Company paid $50,000 in principal on a promissory note to a stockholder. The Company accrued an additional $48,900 in accrued vacation and $16,600 in accrued wages during the year ended December 31, 2002. As of December 31, 2002 the balance in stockholder payables, totaling $82,600 consists of the following:

Wages payable to stockholder employees                  $       16,600

Accrued vacation payable for stockholder employees              66,000
                                                        ----------------
                                                        $       82,600

During fiscal year 2002, the CEO and director exercised options to purchase 260,000 shares for $2,600. Further, the Company sold 109,000 shares to a director of the Company for $24,000 at approximately $2,000 below fair value.

During fiscal year 2002, the Company granted 225,000 options to purchase shares of common stock at $0.34 per share to various directors and officers. The options are fully vested as of December 31, 2002.

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

Additionally, a warrant was granted in relation to the loan agreement during June 2000 to purchase 500,000 shares of the Company's common stock at $0.30 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $750,000 and was recorded as unamortized loan fees related to options to purchase common stock - related party, of which $-- and $656,200 were recorded as loan fees during the years ended December 31, 2002 and 2001, respectively.

5.      STOCK SUBJECT TO RECISSION

On June 15, 2000, the Company extended to stockholders who purchased common stock under two Private Placement Memorandums dated September 1, 1999 and February 2, 2000, the option to rescind their investment ("Rescission Offer"). As a result of this Rescission Offer, the Company has rescinded approximately 222,900 shares with a value of $334,400 (based on an original offering price of $1.50 per share). The terms of the Rescission Offer required the return of certificate(s) evidencing the investor's shares and warrants. In exchange, the Company issued a promissory note payable upon the earlier of one year from the date of the note, or the receipt of funding sufficient to permit repayment of the principal and interest due under the note. As of December 31, 2002, all notes related to stock subject to recission have been paid.

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

All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities and Exchange Commission (the "SEC") on September 9, 1998.

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

During the third and fourth quarters of 2000, the Company issued 907,500 shares with a weighted average fair value of $0.37 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2002 and 2001, $-- and $195,200 has been recorded as stock based compensation for the services.

6.      COMMON STOCK (continued)

During the second and third quarters of 2001, the Company issued 67,600 shares with a weighted average fair value of $0.37 per share to five unrelated parties in satisfaction of outstanding accounts payable totaling $24,800.

The Company issued 257,300 shares of common stock in September 2001 related to the conversion of a promissory note totaling $272,000.

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

The Company issued 72,100 shares of common stock in January 2002 related to the conversion of a promissory note totaling $54,300, including accrued interest of $7,200.

During the first and second quarters of 2002, the Company issued 317,500 shares with a weighted average fair value of $0.76 per share to eight unrelated parties recorded as stock based compensation totaling $264,000.

During the third and fourth quarters of 2002, the Company issued 80,200 shares with a weighted average fair value of $0.46 per share to 4 unrelated parties recorded as stock based compensation totaling $36,900.

The Company issued 54,100 shares of common stock in July 2002 with a weighted average fair value of $0.31 per share to eight unrelated parties in satisfaction of accrued liabilities totaling $17,000.

In April 2002, a check received from a stockholder for stock issued in 2001 was returned by the bank due to insufficient funds. The stockholder agreed to return approximately 106,400 shares of the Company's common stock. The Company recorded a stock receivable totaling $50,000 as Other receivables. In August 2002, the 106,400 shares of common stock were returned to the Company and cancelled.

As of December 31, 2002, 765,500 shares of the Company's common stock are issued and held in a trust account. The trust account was set up to receive and hold cash from investors in exchange for shares of common stock. These shares will be recognized as outstanding upon receipt of cash or other consideration.

7.      STOCK OPTION PLANS AND WARRANTS

        The Company adopted the following plans during 1998:

        Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2002, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2002, and changes during the period from February 26, 1998 (date of inception) to December 31, 2002 is presented in the following table:


                                             Shares                                 Weighted
                                         Available for           Options         Average Exercise
                                             Grant              Outstanding            Price
        Authorized, February 26, 1998
          (date of inception)            $  600,000             $     --             $   --
        Granted                            (250,000)              250,000               0.07
                                         ----------             ----------            -------
        Balance, December 31, 1998          350,000               250,000               0.07
        Granted                            (325,000)              325,000               0.58
        Forfeited                            75,000               (75,000)              0.50
                                         ----------             -----------           -------
        Balance December 31, 1999           100,000               500,000               0.34
        Granted                             (75,000)               75,000               1.50
        Exercised                                --              (152,000)              0.03
                                         ----------             -----------           -------
        Balance December 31, 2000            25,000               423,000               0.67
        Granted                            (150,000)              150,000               0.23
        Forfeited                           150,000              (150,000)              0.72
                                         -----------            -----------           -------
        Balance December 31, 2001            25,000               423,000               0.50
        Granted                                  --                    --                 --
        Exercised                                --                    --                 --
        Forfeited                                --                    --                 --
                                         -----------             ----------           -------
        Balance December 31, 2002         $  25,000             $ 423,000            $  0.50


The weighted-average fair value of statutory stock options granted during 2002 and 2001 was $0 and $0, respectively.

The following table summarizes information about statutory stock options outstanding as of December 31, 2002:


            Options Outstanding                                  Options Exercisable
------------------------------------------------    -------------------------------------------
                                     Weighted
                    Number            Average        Weighted           Number          Weighted
  Range of        Outstanding        Remaining       Average          Exercisable        Average
  Exercise           as of          Contractual      Exercise            as of          Exercise
  Prices          12/31/02             Life           Price            12/31/02           Price
------------------------------------------------    --------------------------------------------
$  0.025           48,000          0.6 years       $  0.025             48,000       $   0.025
   0.23 - 0.50    300,000          2.2 years           0.30            195,000            0.34
   1.50            75,000          2.2 years           1.50             45,000            1.50
-------------   -----------       -----------       ---------        ----------        ---------
                  423,000                          $   0.50            288,000       $    0.47
                ===========                         =========        ==========       ==========


Compensation expense under APB No. 25 relating to statutory options that became
exercisable in 2002 and 2001 was   $-- and $--, respectively.

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

7.      STOCK OPTION PLANS AND WARRANTS (continued)

A summary of the status of this plan as of December 31, 2002 and changes during the period from February 26, 1998 (date of inception) to December 31, 2002 is presented in the following table:

                                                                                     Weighted
                                                   Shares                             Average
                                                  Available         Options          Exercise
                                                  For Grant       Outstanding         Price
                                                ------------     ------------      ------------
        Authorized, February 26, 1998,
           (date of inception)                    2,000,000               --      $       --
        Granted                                    (800,000)           800,000           0.24
                                                  ----------          ----------         ----
        Balance, December 31, 1998                1,200,000            800,000           0.24
        Granted                                    (142,500)           142,500           0.32
        Exercised                                     --               (31,000)          0.01
        Forfeited                                   350,000           (350,000)          0.50
                                                 -----------          ----------         ----
        Balance, December 31, 1999                1,407,500            561,500           0.12
        Granted                                    (352,500)           352,500           0.88
        Exercised                                      --             (191,000)          0.06
        Forfeited                                      --                --               --
                                                 ------------        -----------        -----
        Balance, December 31, 2000                1,055,000            723,000           0.40
        Granted                                    (300,000)           300,000           0.29
        Exercised                                      --             (220,000)          0.03
        Forfeited                                      --                --               --
                                                 -----------        ------------       -------
        Balance, December 31, 2001                  755,000            803,000           0.56
        Granted                                        --                 --              --
        Exercised                                      --              (20,000)          0.07
        Forfeited                                      --               (5,000)          0.03
                                                 ------------        -----------       -------
        Balance, December 31, 2002                  755,000            778,000    $      0.58



The weighted-average fair value of non-statutory stock options granted during 2002 and 2001 was $-- and $0.28, respectively.

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2002:

                Options Outstanding                           Options Exercisable
------------------------------------------------    -------------------------------------------
                                     Weighted
                    Number            Average        Weighted           Number          Weighted
  Range of        Outstanding        Remaining       Average          Exercisable        Average
  Exercise           as of          Contractual      Exercise            as of          Exercise
  Prices          12/31/02             Life           Price            12/31/02           Price
------------------------------------------------    --------------------------------------------
 $ 0.01 - 0.03    115,500         1.9 years       $       0.03           115,500   $     0.03
   0.10 - 0.30    385,000         3.0 years               0.27           385,000         0.27
   0.50            75,000         1.1 years               0.50            75,000         0.50
   1.50           202,500         2.1 years               1.50           121,500         1.50
               -----------                        -----------------    -----------      ------
                  778,000                         $       0.58           697,000   $     0.54
               ===========                        =================    ===========   ===========


The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2002 and 2001; no dividend yield; expected volatility of 300% and 150%; risk free interest rates of 4.4% and 5.7%; expected lives of 2.6 years for all plan options.

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2002 and 2001 was $-- and $41,600, respectively.

        The Company adopted the following plan during 2001:

Stock Options Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2002, 1,585,500 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2002 and 2001, the Company granted 474,000 and 75,000 statutory options, respectively, and 95,000 and 150,000 non-statutory options, respectively. As of December 31, 2002, outstanding statutory and non-statutory options total 474,000 and 245,000, respectively.


7.      STOCK OPTION PLANS AND WARRANTS (continued)

A summary of the status of this plan as of December 31, 2002 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2002 is presented in the following table:


                                             Shares                                 Weighted
                                         Available for            Options        Average Exercise
                                             Grant              Outstanding            Price
                                       --------------         ---------------   -----------------
        Authorized, August 4, 2001,
           (date of inception)             1,585,500                   --                 --
        Granted                            (225,000)               225,000              0.35
        Exercised                              --                      --                 --
        Forfeited                              --                      --                 --
        Balance, December 31, 2001         1,360,500               225,000              0.35
        Granted                            (569,000)               569,000              0.41
        Exercised                              --                       --                --
        Forfeited                            75,000                (75,000)             0.85
                                       --------------         --------------      ---------------
        Balance, December 31, 2002          866,500                719,000         $    0.41
                                       =============          ==============       ==============

The weighted-average fair value of non-statutory stock options granted during 2002 and 2001 was $0.34 and $1.00, respectively. The weighted-average fair value of statutory stock options granted during 2002 and 2001 was $0.09 and $--, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2002:


                 Options Outstanding                           Options Exercisable
------------------------------------------------    -------------------------------------------
                                     Weighted
                    Number            Average        Weighted           Number          Weighted
  Range of        Outstanding        Remaining       Average          Exercisable        Average
  Exercise           as of          Contractual      Exercise            as of          Exercise
  Prices          12/31/02             Life           Price            12/31/02           Price
------------------------------------------------    --------------------------------------------
 $ 0.10             150,000          3.7 years       $       0.10            150,000  $   0.10
   0.34 - 0.54      569,000          4.2 years               0.49            229,100      0.45
                  -----------                          ------------        ----------   -------
                    719,000                          $       0.41            379,100  $   0.31
                  ==========                          =============       ===========  ========

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2002 and 2001; no dividend yield; expected volatility of 300% risk free interest rates of 4.4%, expected lives of 2.6 years for all plan options.

The following table summarizes information about non-statutory and statutory stock options granted during the year ended December 31, 2002:



                        Exercise price
                           Equals,
                       Exceeds or is
      Number of          Less Than
      Options          Mkt. Price of      Weighted-          Range of          Weighted-
      Granted            Stock on          Average            Exercise        Average Fair
     During 2002        Grant Date       Exercise Price       Prices             Value
----------------------------------------------------------------------------------------------------
      150,000             Equals          $    0.34            $  0.34            $    --
       ---                Exceeds               --                 --                  --
      419,000             Less Than            0.54               0.54               0.21
    -----------         -----------        ---------          ----------         -----------
      569,000                              $   0.45                                $  0.15
   ============                            ==========                            ===========


Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2002 and 2001 was $52,300 and $150,000, respectively. Compensation expense under APB No. 25 relating to these stock options that became exercisable in 2002 and 2001 was $35,600 and $--, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2002:

                                                            Weighted
                                                            Average
                                         Warrants           Exercise
                                        Outstanding          Price
                                       -------------    ---------------
        Balance, February 26, 1998
           (date if inception)                 -         $       -
        Granted                           100,000              0.38
                                       -----------       ---------------
        Balance, December 31, 1998        100,000              0.38
        Granted                           942,800              1.62
                                      ------------       ---------------
        Balance, December 31, 1999      1,042,800              1.50
        Granted                         1,398,600              1.20
        Exercised                         (41,600)             0.34
        Expired                          (900,000)             1.38
        Forfeited                         (75,800)             2.50
                                       ------------       --------------
        Balance, December 31, 2000      1,424,000              2.36
        Granted                           995,500              0.25
        Exercised                        (595,600)             0.24
        Expired                           (20,000)             1.50
        Forfeited                         (35,600)             2.50
                                      -------------       ---------------
        Balance, December 31, 2001      1,768,300              0.99
        Granted                            80,000              0.72
        Exercised                        (260,000)             0.01
        Expired                          (200,000)             2.42
        Forfeited                              --                --
                                      -------------        --------------
        Balance, December 31, 2002      1,388,300           $  0.95

The weighted average fair value of warrants granted during 2002 and 2001 was $0.50 and $0.52, respectively.


The following table summarizes information about warrants outstanding at December 31, 2002:

                                    Weight
                    Number          Average
                 Outstanding       Remaining            Number
   Exercise         as of         Contractual       Exercisable as
   Price           12/31/02          Life              12/31/02

$  0.01            233,300         3.5 years            233,300
   0.25            200,000         1.3 years            200,000
   0.55             90,000         0.5 years             90,000
   0.72             80,000         1.1 years             80,000
   1.25             75,000         0.7 years             75,000
   1.50            710,000         6.9 years            710,000
--------       ------------      -----------          -----------
                 1,388,300                            1,388,300
               ============                           ===========

 The following table summarizes information about warrants granted during the year ended December 31, 2002:


                    Exercise Price
                    Equals,
                    Exceeds or is
    Number of       Less Than
     Warrants       Mkt. Price of       Weighted-         Range of       Weighted-
     Granted        Stock on            Average           Exercise       Average Fair
    During 2002     Grant Date          Exercise Price    Prices          Value
 --------------- ----------------  -------------------- -------------- --------------
     --             Equals              $    --          $     --      $    --
   80,000           Exceeds             $   0.72         $   0.72      $  0.50
     --             Less Than           $    --          $     --      $    --
---------------   ---------------   ------------------  ------------  --------------
   80,000                               $   0.72                       $  0.50


The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2001 and 2000; no dividend yield; expected volatility of 300% and 150%; risk free interest rates of 4.4% and 5.7%; and expected lives of 1.5 and 1.5 years. Compensation expense relating to warrants granted for services in 2002 and 2001 was $40,100 and $474,600.

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

8.      OTHER RECEIVABLES, NET (continued)

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

In August 2001, the Company entered into a Termination Agreement (the "Termination") with the Consultants, whereby both parties agreed to terminate the Consulting Agreements. As a material inducement to the Company and Consultants to enter into the Termination, the Consultants agreed to return all 710,000 shares of the Company's common stock in exchange for 150,000 shares of the Company's common stock with a fair value totaling $177,000.

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

As of December 31, 2002, the Company had a net operating loss carry forward of approximately $5,312,998 for both federal and state income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2009, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $5,312,998, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                        December 31,            December 31,
                                           2002                    2001
                                      --------------        ---------------
Net operating loss                    $ (3,945,100)          $ (2,903,200)
Allowance for other receivable                 --                  44,600
Accrued officer wages                       76,400                 41,700
Depreciation                                  (200)                 (300)
   Total deferred tax assets            (3,686,900)           (2,817,200)
   Valuation allowance for
   deferred tax assets                   3,686,900              2,817,200
                                     --------------       ----------------
        Net deferred tax assets      $          --          $         --
                                     ==============       ================

10.     COMMITMENTS AND CONTINGENCIES

Leased facilities - The Company operates from a leased facility under a noncancellable operating lease. The Agreement calls for an monthly base rent of approximately $6,500 with a variable escalation rate. As of December 31, 2002 and 2001, total rent expense for the leased facility approximated $22,500 and $--, respectively.

Future minimum rental payments through December 31, 2003 (excluding prepaid rent of $6,500) required under the operating lease for the office facility as of December 31, 2002 is $78,000

Legal proceedings - On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced they were bringing securities fraud charges against the Company and Harry Masuda, the Company's Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge the Company and Mr. Masuda with the failure to adequately disclose to investors in these private placements a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The Company believes the charges are unwarranted, and that the issues involved in this matter were resolved during 2000 to the full satisfaction of all investors. There can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks.

11.     SUBSEQUENT EVENTS

In January 2003, George Tsukuda, a director of the Company, loaned the Company $20,000. The note is unsecured, bearing an interest rate of 10% per annum, and is due on demand.

In January 2003, the Company engaged Pat Coan as financial consultant of the Company. The term is ongoing with a 30-day notice by either party for termination.

>From January 1, 2003 through the date of this report, the Company has issued 795,900 shares of common stock for $109,000 cash (net of offering costs of $1,300).

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANT AND
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2002:

 Name                       Age     Position
----------                  ----    --------------
 Harry Masuda                58      President, Chief Executive Officer, and a Director
 Paul Okimoto                67      Chairman of the Board, Secretary and Executive Vice President
 Rocky Umar                  67      Vice President, Strategic Planning
 Robert Strom                60      Vice President, Marketing and Sales
 Dr. Luis Toledo             58      Chief Medical Officer
 Dr. David Lucas             60      Scientific Director
 George Tsukuda              58      Director
 Leonid Babak                53      Branch Chief of Russian Operations
 Dr. Vladimir Serebrennikov  53      Technical Director of Research and Development
                                     for Preservation Systems
 Victor Ivashin              56      Chief Technology Officer


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

Paul Okimoto joined us in February 1998 as Executive Vice President and a Director. He became our Secretary in August of 2002. Mr. Okimoto served as President of Sanhill Systems, a research and development company involved in the signal processing medical field, from 1991 to January 1998.

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

Victor Ivashin joined us in December 2001 as our Chief Technology Officer. He received a BSEE and MSEE from the University of Nevada and was awarded a Ph.D. from the University of Poznan in Poland. Dr. Ivashin has received patents in mechanisms and fiber optics. He has 25 years of combined managerial, research and practical experience in electronics development and design and in department and company management. Dr. Ivashin speaks fluent Russian.

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

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2002 and 2001. Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

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

Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2002, Messrs. Masuda and Tsukuda did not timely file certain Form 4s.


ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer (the "Named Executive Officer") during the years ended December 31, 2002, 2001 and 2000. No other executive officer received cash compensation in excess of $100,000 during these years.

Summary Compensation Table (1)

                                              ANNUAL COMPENSATION
                                        YEAR        SALARY
H. Masuda, Chief Executive Officer      2002        $214,126 (2)
                                        2001        $66,000
                                        2000        $52,000

The Columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

Includes $55,126 accrued in 2001 but not paid until 2002.

Option/SAR Grants in Last Fiscal Year

In August 2002, Harry Masuda, our Chief Executive Officer, received an option to purchase 50,000 shares of our common stock at an exercise price of $0.34 per share. The option was granted to Mr. Masuda as compensation for his service on our Board of Directors since inception. The other two Board members, Paul Okimoto and George Tsukuda, also received options for their service. No other options or stock appreciation rights were granted to the Named Executive Officer during the year ended December 31, 2002.

Option Exercises and Year-End Option Values

In March 2002, Mr. Masuda exercised options to purchase an aggregate of 260,000 shares of our common stock at an exercise price of $0.01 per share. The options were granted to Mr. Masuda in 2001 in consideration for the cancellation of debt to Mr. Masuda for accrued but unpaid salary. No other options were exercised by Mr. Masuda during the year ended December 31, 2002, and at December 31, 2002, he did not hold any options to purchase our common stock.

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

In December 2001, we hired Victor Ivashin to serve as our Chief Technical Officer for Hardware and Software. Dr. Ivashin received a starting salary of $8,500 per year, and was granted an option to purchase an aggregate of 75,000 shares of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2002, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group. All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at February 19, 2003, was 24,744,345.


Name and Address
Principal Shareholders           Number of  Shares Owned     Percent of Shares Outstanding
-----------------------        --------------------------   -----------------------------
Harry Masuda
1127 Harker Avenue
Palo Alto, CA 94301                  1,235,800                        5%

YN Faarkaghyn Shiaght Lorne;
House Trust Limited(1)
669 35th Street
Richmond, CA 94805                    917,500                       3.7%

Paul Okimoto
669 35th Street
Richmond, CA  94805                   111,111

Leonid Babak                                                         *
31 Apt. 16;
Novaja Zarja St.
Krasnoyarsk, Russia
66028                                 877,500                        3.5%

Vladimir Serebrennikov
1A Apt 53
Academgorodok Krasnoyarsk,
Russia 66036                          877,500                        3.5%

MeiswinkelInvestment Group, L.P.(2)
2060 Newcomb Avenue
San Francisco, CA 94124            6,710,0199                       26.8%


       All
Officers and Directors as
a Group (nine persons)              2,257,847                        9.1%

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

(2) Includes warrrants to purchase 300,000 shares of common stock exercisable within 60 days of December 31, 2002

        As indicated in the table above, our executive officers and directors
beneficially own, in the aggregate, 9.1% of our outstanding common stock.   As a
result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

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

In June 1998, we entered into an employment agreement with Vladimir Serebrennikov, employing him as the Technical Director of Preservation Systems for a minimum one-year term. The agreement provides for the payment to Mr. Serebrennikov of $400 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones set forth in the employment agreement. On the same date, we entered into an Agreement of Assignment of Patent and Technology with Mr. Serebrennikov, wherein Mr. Serebrennikov assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of his discoveries, concepts and ideas, whether patentable or not. Pursuant to this agreement, Mr. Serebrennikov received 877,500 shares, valued at $0.0025 per share, of our restricted common stock.

In June 1998, we entered into an employment agreement with Leonid Babak, providing for his employment as the Branch Chief of Russian Operations for a minimum one-year term. The agreement provides for a salary of $400 per month, which salary may be adjusted, with a bonus of $5,000 upon the successful completion of project milestones set forth in the employment agreement. On the same date, we also entered into an Agreement of Assignment of Patent and Technology with Mr. Babak. Mr. Babak assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of his discoveries, concepts and ideas, whether patentable or not. Pursuant to this agreement, Mr. Babak received 877,500 shares, valued at $0.0025 per share, of our restricted common stock.

On May 28, 1998, we entered into a Consultant Agreement with Dr. Luis Toledo, whereby Dr. Toledo was appointed to our advisory board for a minimum term of one year. The agreement also provides for a payment to Dr. Toledo of a commission equal to five percent of all sales within the organ transplant market for a five-year period from the date of the agreement, so long as Dr. Toledo remains a consultant and advisory board member. This commission is limited to a total of $1,000,000. Dr. Toledo has also been granted options to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Non-Statutory Incentive Stock Option Plan, and is eligible for a bonus of up to $5,000 after the first year as a consultant and advisory board member up to the expiration of the stock options for the sole purpose of exercising the stock options.

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

In December 2001, we hired Victor Ivashin to serve as our Chief Technical Officer for Hardware and Software. Dr. Ivashin received a starting salary of $8,500 per year, and was granted an option to purchase an aggregate of 75,000 shares of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.


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

11               Statement re: computation                              Incorporated by reference to Part 2,
                   of per share earnings                                Item 7 of this filing


99.01            Certification of CEO and CF0 Section 906               Currently filed hereforth


(b) Reports on Form 8-K.   No Current Reports on Form 8-K were filed during the
quarter ended December 31, 2002.



ITEM 14 CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March __, 2003.


  HUMAN BIOSYSTEMS
  /s/ Harry Masuda
 ---------------
     Harry Masuda
     Chief Executive Officer

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


Signature                           Title                          Date
------------------         -----------------------              --------------

/s/ Harry Masuda
------------
Harry Masuda                  Chief Executive Officer         March 27, 2003


/s/ Paul Okimoto
------------                Chairman and Executive            March 27, 2003
Paul Okimoto                 Vice President


/s/ George Tsukuda
--------------
George Tsukuda                 Director                       March 27, 2003

CERTIFICATION

        I, Harry Masuda, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Human BioSystems;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


    /s/ Harry Masuda
        ----------------
        Harry Masuda
        Chief Executive Officer and
        Chief Financial Officer