Form 10QSB
period 2003-03-31
HUMAN BIOSYSTEMS INC
filed 2003-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

                                  650-323-0943
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        At May 12, 2003, the registrant had outstanding 26,749,788 shares of common stock, no par value.

        Transitional Small Business disclosure format:  Yes [ ]   No  [X]



                                HUMAN BIOSYSTEMS
Table Of Contents                                                  Page
------------------                                               -------
Part I - FinancialInformation

ITEM 1.  FINANCIAL STATEMENTS
    CONDENSED BALANCE SHEET (UNAUDITED) -- as of March 31, 2003          2
    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
     -- For the Three Months Ended March 31, 2003 and 2002
        and the period from February 26, 1998 (Inception) through
        March 31, 2003                                                   3
    CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
     -- For the Three Months Ended March 31, 2003                        4
    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
     -- For the Three Months Ended March 31, 2003 and 2002,
        and the period from February 26, 1998 (Inception) through
        March 31, 2003                                                   5
    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                            6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       9
ITEM 3.  CONTROLS AND PROCEDURES                                        16
PART II - OTHER INFORMATION                                             16
ITEM 1.  LEGAL PROCEEDINGS                                              16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16
ITEM 5.  OTHER INFORMATION                                              17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               17
SIGNATURES                                                              17
CERTIFICATION                                                           17
EXHIBITS                                                                18

PART I -- FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS.





                          Condensed Balance Sheet (Unaudited)





 ASSETS

Current assets
 Cash                                                                 $15,100
 Prepaid expenses and other current assets                             33,100
                                                                    ---------
  Total current assets                                                 48,200

Fixed assets, net                                                       3,000
                                                                    ---------
Total assets                                                          $51,200
                                                                   ==========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    $128,400
 Accrued liabilities                                                   26,100
 Stockholder payables                                                 119,800
                                                                    ---------
  Total current liabilities                                           274,300
                                                                    ---------
Total liabilities                                                     274,300

Commitments and contingencies                                              --

Stockholders' deficit
 Preferred stock; no par or stated value; 5,000,000 shares
  authorized, no shares issued or outstanding                              --
 Common stock; no par or stated value; 45,000,000 shares
  authorized, 27,495,800 shares issued and
  25,770,300 shares outstanding                                    10,313,300
 Other receivables, net                                              (398,300)
 Accumulated deficit during development stage                     (10,138,100)
                                                                   ----------
  Total stockholders' deficit                                        (223,100)
                                                                   ----------
Total liabilities and stockholders' deficit                           $51,200
                                                                   ==========




                        Condensed Statement Of Operations (Unaudited)



                                                 Three Months Ended              February 26, 1998
                                                       March 31,                (Inception) Through
                                                 2003             2002           March 31, 2003
                                              ----------      ----------            ----------

Revenue                                              $--             $--                   $--

Operating expenses
 General and administrative
  Stock based compensation                        83,000         256,700             3,157,500
  Other general and administrative expen         420,300         297,100             3,936,800
                                              ----------      ----------            ----------
 Total general and administrative                503,300         553,800             7,094,300
 Research and development                         88,800         105,100             1,404,800
 Sales and marketing                              53,900          64,700               483,600
                                              ----------      ----------            ----------
  Total operating expenses                       646,000         723,600             8,982,700
                                              ----------      ----------            ----------

Loss from operations                            (646,000)      (723,600)            (8,982,700)

Other income (expense)
 Loan fees                                            --              --              (750,000)
 Bad debt related to other receivable                 --              --              (104,000)
 Interest income                                      --              --                 2,700
 Interest expense                                   (400)             --              (300,100)
                                              ----------      ----------            ----------
Loss before provision for income taxes          (646,400)      (723,600)           (10,134,100)

Provision for income taxes                            --              --                 4,000
                                              ----------      ----------            ----------
Net loss                                       $(646,400)     $(723,600)          $(10,138,100)
                                              ==========      ==========            ==========
Basic and diluted loss per common share           $(0.03)        $(0.05)                $(1.29)
                                              ==========      ==========            ==========
Basic and diluted weighted average
 common shares outstanding                    24,566,000      14,968,100             7,842,972
                                              ==========      ==========            ==========




                        Condensed Statement Of Stockholders' Deficit (Unaudited)


                                                                                                  Accumulated
                                                                                                  Deficit During       Total
                                                   Common Stock                      Other        Development        Stockholders'
                                                   Shares            Amount        Receivables      Stage             Deficit
                                                   ----------       ----------     ----------     -------------      ------------
Balance December 31, 2002                          23,068,700       $9,893,600      $(398,300)      $(9,491,700)         $3,600

Issuance of common stock for cash (net of
   offering costs of $24,600), $0.14                2,539,100          336,700             --                --         336,700

Issuance of common stock for services, $0.17          162,500           28,200             --                --          28,200

Stock based compensation related to granting
   of warrant                                              --           54,800             --                --          54,800

Net loss                                                   --               --             --          (646,400)       (646,400)
                                                   ----------       ----------     ----------     -------------      ------------
Balance March 31, 2003                             25,770,300      $10,313,300      $(398,300)     $(10,138,100)      $(223,100)
                                                   ==========       ==========     ==========     =============      ============





                          Condensed  Statements Of Cash Flows (Unaudited)





                                                                Three Months Ended              February 26, 1998
                                                                     March 31,                 (Inception) Through
                                                                  2003        2002              March 31, 2003
                                                                -------     -------            ------------
Cash flows from operating activities:
 Net loss                                                     $(646,400)    $(723,600)         $(10,138,100)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Stock based compensation                                       83,000       256,700             3,157,500
  Depreciation                                                      500           500                 6,800
  Deemed interest expense                                            --            --                92,800
  Interest expense paid in common stock                              --            --               117,300
  Amortization of discount and loan fees
   on notes payable                                                  --            --               774,800
   Bad debt related to other receivables                             --            --               104,000
 Changes in operating assets and liabilities:
  Change in prepaid expenses and other asset                      6,300       (10,600)              (33,100)
  Change in accounts payable                                     49,100         8,300               153,100
  Change in accrued liabilities                                   4,000        67,600                68,400

  Change in stockholder payables                                 37,200      (168,000)              363,100
                                                              ---------    ----------           -----------
   Net cash used by operating activities                       (466,300)     (569,100)           (5,333,400)

Cash flows from investing activities:

 Purchase of fixed assets                                            --            --                (9,800)
                                                              ---------    ----------           -----------
   Net cash used by investing activities                             --            --                (9,800)

Cash flows from financing activities:
 Proceeds from issuance of common stock                         336,700       376,600             5,224,100
 Proceeds from borrowing on notes payable                            --            --               323,100
 Principal payments on notes payable                                 --            --               (97,400)
 Principal payments on stock subject to resc                         --            --               (41,500)
 Change in other receivables                                         --            --               (50,000)
                                                              ---------    ----------           -----------
   Net cash provided by financing activities                    336,700       376,600             5,358,300
                                                              ---------    ----------           -----------
Net increase (decrease) in cash                                (129,600)     (192,500)               15,100

Cash, beginning of period                                       144,700       331,700                    --
                                                              ---------    ----------           -----------
Cash, end of period                                             $15,100      $139,200               $15,100
                                                              =========    ==========           ===========
Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                         $--           $--                $4,000
                                                              =========    ==========           ===========
 Cash paid for interest                                             $--           $--               $11,700
                                                              =========    ==========           ===========

Schedule of non-cash financing activities:
 Issuance of common stock in satisfaction of
  promissory note issued as a result of recission offer
  (including accrued interest of $7,200)                            $--       $54,300               $54,300
                                                              =========    ==========           ===========



                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Human BioSystems (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      STOCK-BASED EMPLOYEE COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when the estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                     Three months ended
                                                          March 31,
                                                    2003              2002
                                                  -------           --------
Net loss, as reported                        $   (646,400)      $   (723,600)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                            --             35,600
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                        (6,600)           (97,500)
Pro forma net loss                           $   (653,000)      $   (785,500)

Net loss per common share
 Basic and diluted loss, as reported         $      (0.03)      $      (0.05)
 Basic and diluted loss, pro forma           $      (0.03)      $      (0.05)

2.      STOCK-BASED EMPLOYEE COMPENSATION (continued)

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

3.      STOCKHOLDER PAYABLES

Stockholder payables consist of the following as of March 31, 2003:

Promissory note payable to stockholder and director of
the Company, unsecured, bearing interest at 10% per
annum, due on demand                                    $       20,000

Wages payable to stockholder employees                          24,100

Accrued vacation for stockholder employees                      75,700
                                                            ------------
       Total                                            $      119,800

As discussed in Note 5, in April 2003, the Company issued 74,200 shares of common stock in satisfaction of $10,000 in principal of the promissory note and $4,800 in interest.

4.      Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $646,400 for the three months ended March 31, 2003. The Company is in the sixth year of research and development, with an accumulated loss during the development stage of $10,138,100. As of March 31, 2003, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

5.      SUBSEQUENT EVENTS

During April 2003, the Company issued 74,200 shares of common stock to a stockholder and director of the Company in satisfaction of $10,000 in principal of a promissory note and $4,800 in interest.

During April 2003, the Company issued 249,800 shares of common stock for $35,200 in cash.

During May 2003, the Company issued 666,700 shares of common stock for $100,000 in cash. The Company also granted a warrant to purchase 50,000 shares of common stock in connection with this sale of stock. The warrants have a strike price of $0.15 per share and expire in February 2005.



        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

Overview

We are a developmental stage company, and have a very limited operating history and no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and regulatory approval process requirements before any revenue is possible.

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

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure. We had originally contemplated submission of our findings in the first half of 2003; however pre-human infusion tests are continuing in the United States, as certain changes to our solution were required before commencing human infusion. These changes include the need to sterilize our preservation solution using approved methods acceptable for infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. Recently, we were also successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. Tests have resumed on this "clarified" solution. We have also performed very limited tests using substitute solutions that are clear; however, it appears that certain test markers show less favorable results than the results achieved at our facility in Russia. Further recent development of a new solution appears to have improved results over past formulations without the need to clarify the solution for particulants. We have also determined that the special cooling unit originally designed to facilitate the storage process at refrigerated temperatures may not be critical for platelet survival. We are currently working on the correlation of results between our Russian and United States research facilities. We believe that the issues remaining prior to human infusion will be resolved by the end of the second quarter of 2003. Additional pre-infusion studies in the United States show that we have successfully stored blood platelets for 5 days while maintaining cell structure under refrigeration.We are preparing for human infusion tests in the United States to take place in the second half of 2003. We will continue efforts on the generation of pre-clinical and clinical data in the months ahead.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours allowing organ preservation beyond current capabilities. We are currently testing to preserve organs for progressively longer periods of time using this solution. In preliminary tests, we have been able to preserve a rat's kidney for 48 hours at negative 20 degrees Centigrade. Our goal is to extend the kidney shelf life from up to 72 to up to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We also filed a provisional patent application in
June 2001 to cover our improved platelet preservation methods.   We will seek
strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We also plan to relocate our research and development facility from its current location in Russia to a more suitable location in that country to accommodate more equipment and personnel, and intend to establish a central administrative facility in the U.S. within the next six to nine months.

As we enter the human infusion test phase in the United States, the priorities at our Russian branch may be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage.

Results of Operations

                   THREE MONTHS ENDED MARCH 31, 2003 COMPARED
                     WITH THREE MONTHS ENDED MARCH 31, 2002

Revenues. We did not generate any revenue in the three months ended March 31, 2003 or the three months ended March 31, 2002, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   General and administrative expenses in
the three months ended March 31, 2003 were $503,300, a decrease from $553,800 for the three months ended March 31, 2002. This decrease was primarily due to a substantial decline in our use of stock based compensation, which equaled $83,000 during the three months ended March 31, 2003 compared to $256,700 in the comparable period in 2002. This decrease was offset in part by increases in personnel and salaries. In the past, most of our staff worked for under market rate compensation or had to accrue pay for extended periods of time when financing was not available. As we have received funding, we have raised salaries to what we believe to be levels close to competitive salaries in the industry.

Research and Development. Our research and development expenses were $88,800 for the three months ended March 31, 2003, a decrease from $105,100 for the comparable period in 2002. This decrease was primarily due to a reduction in the number of experiments which we conducted during the first quarter of 2003 compared to the first quarter of 2002.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2003 equaled $53,900, a decrease from $64,700 for the comparable period in 2002. This decrease was due to reduced spending on public relations and promotional activities.

Interest Income and Expense. We incurred interest expense of $400 during the three months ended March 31, 2003, as compared to no interest expense in the same period in 2002. The increase in the first quarter of 2003 was due primarily to interest on a promissory note payable to one of our directors and stockholders. We had no interest income in the three-month periods ended March 31, 2003 and 2002.

Net Loss. As a result of the foregoing factors, our net loss decreased to $646,400 for the three months ended March 31, 2003, from a net loss of $723,600 for the three months ended March 31, 2002. Our net loss per share decreased to $0.03 for the three months ended March 31, 2003, from $0.05 for the comparable period in 2002.

Liquidity and Capital Resources

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the three months ended March 31, 2003, we received an aggregate of $336,700 and an additional $100,000 through May 10, 2003, and we are actively seeking additional funding. There can be no assurance that such financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

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

We are in the sixth year of research and development, with an accumulated loss during the development stage of $10,138,100. As of March 31, 2003, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

We are in the sixth year of research and development, with an accumulated loss during the development stage of $10,138,100. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the three months ended March 31, 2003, we received an aggregate of $336,700 and an additional $100,000 through May 10, 2003, and we are actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

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

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. As of March 2003, there has been no further action or progress made in the resolution of these matters, except that we have filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus for viral inactivation of platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. These companies are active in research and development of biological material preservation. We have limited funds with which to develop products and services, and most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price of our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market will impair the liquidity of our common stock.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, management concluded its evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


In the first quarter of 2003, we issued an aggregate of 1,596,509 shares of our common stock to five individuals (including one of our directors) and an investment entity, for aggregate cash consideration of $235,000. The issuance was made in reliance of Section 4(2) of the Act and was made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In the first quarter of 2003, we issued an aggregate of 135,822 shares of our common stock to two individuals and a consulting firm in consideration of services provided. We determined that such services had an aggregate fair market value of $14,050. The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.             Title of Exhibit
----------              ------------------
99.01 Certification of Chief Executive Officer and Acting Chief Financial Officer


SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





HUMAN BIOSYSTEMS



Date: May 15, 2003              /s/ Harry Masuda
                                ----------------------------
                                    Harry Masuda
                                    Chief Executive Officer



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

Date: May 15, 2003


      /s/ Harry Masuda
      ----------------------------
          Harry Masuda
          Chief Executive Officer and
          Acting Chief Financial Officer


   Exhibit 99.01

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

I,Harry Masuda, Chief Executive Officer and Acting Chief Financial Officer of Human BioSystems. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of

        1934 (15 U.S.C. 78m); and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: May 15, 2003


                                /s/ Harry Masuda
                             ----------------------------
                                 Harry Masuda
                                 Chief Executive Officer and
                                 Acting Chief Financial Officer