Form 10QSB
period 2003-06-30
HUMAN BIOSYSTEMS INC
filed 2003-08-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

                                  650-323-0943
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
        past 90 days. Yes [X]   No [ ]

        At August 1, 2003, the registrant had outstanding 27,803,382 shares of common stock, no par value.

        Transitional Small Business disclosure format:  Yes [ ]   No  [X]



HUMAN BIOSYSTEMS

TABLE OF CONTENTS
Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of June 30, 2003                              2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Month Periods Ended June 30, 2003 and 2002
and the Period from February 26, 1998 (Inception) through June 30, 2003                 3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Six Months Ended June 30, 2003                                                  4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2003 and 2002,
and the Period from February 26, 1998 (Inception) through June 30, 2003                 5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                      9

ITEM 3.  CONTROLS AND PROCEDURES                                                       16

PART II - OTHER INFORMATION                                                            16

ITEM 1.  LEGAL PROCEEDINGS                                                             16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                               16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           16

ITEM 5.  OTHER INFORMATION                                                             17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              17

SIGNATURES                                                                             17

CERTIFICATION                                                                          17

EXHIBITS                                                                               18



PART I -- FINANCIAL INFORMATION

                                Human Biosystems
                         (A Development Stage Company)
                      Condensed Balance Sheet (Unaudited)
                                 June 30, 2003


 ASSETS

Current assets
 Cash                                                                 $ 3,100
 Prepaid expenses and other current assets                             33,400
                                                                     ---------
  Total current assets                                                 36,500

Fixed assets, net                                                       2,500
                                                                     ---------
Total assets                                                         $ 39,000
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    $226,300
 Accrued liabilities                                                   90,700
 Stockholder payables                                                 267,900
                                                                     ---------
  Total current liabilities                                           584,900
                                                                     ---------
Total liabilities                                                     584,900

Commitments and contingencies                                              --

Stockholders' deficit
 Preferred stock; no par or stated value; 5,000,000 shares
 authorized, no shares issued or outstanding                               --
 Common stock; no par or stated value; 45,000,000 shares
 authorized, 27,763,000 shares issued and
 27,024,100 shares outstanding                                     10,532,200
 Other receivables, net                                              (398,300)
 Accumulated deficit during development stage                     (10,679,800)
                                                                    ----------
  Total stockholders' deficit                                        (545,900)
                                                                    ----------
Total liabilities and stockholders' deficit                           $39,000
                                                                    ==========


            See Accompanying Notes to Condensed Financial Statements


                                Human Biosystems
                         (A Development Stage Company)
                 Condensed Statement Of Operations (Unaudited)



                                                    Three Months Ended           Six Months Ended        February 26, 1998
                                                           June 30,                    June 30          (Inception) Through
                                                     2003            2002         2003         2002      June 30, 2003
                                                  ----------      ----------     -------      -------    --------------

Revenue                                          $     --       $       --     $    --       $    --        $      --

 Operating expenses
  General and administrative
   Stock based compensation                        51,600         104,900      134,600       361,600         3,209,100
   Other general and administrative expenses      294,400         324,000      714,700       621,100         4,231,200
                                                 ----------      ----------     ---------     ---------     ----------
  Total general and administrative                346,000         428,900      849,300       982,700         7,440,300
  Research and development                        132,600          95,600      221,200       200,700         1,537,400
  Sales and marketing                              57,500          50,800      111,400       115,500           541,100
                                                 ----------      ----------    ----------    ----------     -----------
   Total operating expenses                       536,100         575,300    1,182,100     1,298,900         9,518,800
                                                 ----------      ----------    ----------    ----------     -----------

 Loss from operations                            (536,100)       (575,300)  (1,182,100)   (1,298,900)       (9,518,800)

Other income (expense)
 Loan fees                                            --              --           --            --           (750,000)
 Bad debt related to other receivable                 --              --           --            --           (104,000)
 Interest income                                      --              --           --            --              2,700
 Interest expense                                  (5,600)          (600)       (6,000)         (600)         (305,700)
                                                ----------      ----------   -----------   ------------      ----------
Loss before provision for income taxes           (541,700)      (575,900)   (1,188,100)   (1,299,500)      (10,675,800)

Provision for income taxes                            --              --           --             800            4,000
                                                ----------      ----------   -----------   ------------      ----------
 Net loss                                       $(541,700)     $(576,700)  $(1,188,100)  $(1,300,300)    $ (10,679,800)
                                                ==========      ==========  ============   ============      ==========
 Basic and diluted loss per common share           $(0.02)        $(0.03)       $(0.05)       $(0.08)          $ (1.34)
                                                ==========      ==========  ============   ============      ==========
 Basic and diluted weighted average
   common shares outstanding                   26,499,900     17,149,100    25,538,300    16,064,600         7,998,600
                                                ==========     ===========  ===========    ===========       ==========

            See Accompanying Notes to Condensed Financial Statements


                                Human Biosystems
                         (A Development Stage Company)
            Condensed Statement Of Stockholders' Deficit (Unaudited)


                                                                                                   Accumulated
                                                                                                  Deficit During         Total
                                                  Common Stock                      Other         Development        Stockholders'
                                                   Shares            Amount        Receivables        Stage             Deficit
                                                    ----------       ----------     ----------     -------------      ------------
Balance December 31, 2002                          23,068,700       $9,893,600      $(398,300)      $(9,491,700)         $3,600

Issuance of common stock for cash (net of
   offering costs of $25,400), $0.14                3,543,100          483,800             --                --         483,800

Issuance of common stock for services, $0.17          299,700           61,300             --                --          61,300

Issuance of common stock in satisfaction of
  stockholder payables (including interest of
  $5,200)                                             112,600           20,200             --                --          20,200

 Stock based compensation related to granting
   of warrant                                              --           73,300             --                --          73,300

Net loss                                                   --               --             --        (1,188,000)     (1,118,100)
                                                    ----------       ----------     ----------     -------------      ------------
Balance June 30, 2003                              27,024,100      $10,532,200      $(398,300)     $(10,679,800)      $(545,900)
                                                   ==========       ==========     ==========     =============      ============


            See Accompanying Notes to Condensed Financial Statements


                                Human Biosystems
                         (A Development Stage Company)
                Condensed  Statements Of Cash Flows (Unaudited)





                                                                     Six Months Ended       February 26, 1998
                                                                         June 30,           (Inception) Through
                                                                   2003           2002        June 30, 2003
                                                                 -------        -------       ------------
Cash flows from operating activities:
 Net loss                                                     $(1,188,100)    $(1,300,300)  $ (10,679,800)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                       134,600         361,600       3,209,100
   Depreciation                                                     1,000           1,000           7,300
   Deemed interest expense                                            --              --           92,800
   Interest expense paid in common stock                            5,200             --          122,500
   Amortization of discount and loan fees
    on notes payable                                                  --              --          774,800
   Bad debt related to other receivables                              --              --          104,000
   Changes in operating assets and liabilities:
   Change in prepaid expenses and other asset                      6,000          (9,300)         (33,100)
   Change in accounts payable                                    147,000            9,500         251,200
   Change in accrued liabilities                                  68,600           20,000         102,300
                                                                 ---------      ----------     -----------
          Net cash used by operating activities                 (825,700)       (936,500)      (6,049,400)

Cash flows from investing activities:

  Purchase of fixed assets                                            --              --          (9,800)
                                                                 ---------       ----------   -----------
    Net cash used by investing activities                             --              --          (9,800)

 Cash flows from financing activities:
   Proceeds from issuance of common stock                         483,800       1,021,100       5,371,200
   Proceeds from borrowing on notes payable                            --             --          323,100
   Principal payments on notes payable                                 --             --          (97,400)
   Principal payments on stock subject to rescission                   --             --          (41,500)
   Change in stockholder payables                                 200,300       (171,400)         556,900
   Change in other receivables                                         --        (50,000)         (50,000)
                                                                 ---------      ----------      -----------
     Net cash provided by financing activities                    684,100        799,700        6,062,300
                                                                 ---------      ----------      -----------
  Net increase (decrease) in cash                                (141,600)      (136,800)           3,100

  Cash, beginning of period                                       144,700        331,700              --
                                                                ---------      ----------       -----------
  Cash, end of period                                              $3,100       $194,900          $ 3,100
                                                                =========      ==========       ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                         $--       $     --          $  4,000
                                                                =========      ==========       ===========
  Cash paid for interest                                             $--       $     --          $ 11,700
                                                                =========      ==========       ===========

Schedule of non-cash financing activities:
 Issuance of common stock in satisfaction of
 promissory note issued as a result of recission offer
 (including accrued interest of $7,200)                              $--       $ 54,300         $  54,300
                                                                =========      ==========       ==========
Issuance of common stock in satisfaction of
  stockholder payables (excluding interest of $5,200)            $15,000          $ --          $  15,000
                                                                =========      ==========       ==========


            See Accompanying Notes to Condensed Financial Statements


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                           Six months ended June 30,
                                           2003                2002
                                     -------------------------------------
Net loss, as reported                   $  (1,188,100)     $(1,300,300)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                    --               35,600
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                   (13,300)        (111,200)
                                        ---------------   --------------
Pro forma net loss                      $  (1,201,400)     $(1,375,900)
                                        ===============   ==============
Net loss per common share
 Basic and diluted loss, as reported    $       (0.05)     $     (0.08)
 Basic and diluted loss, pro forma      $       (0.05)     $     (0.09)

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

3.      STOCKHOLDER PAYABLES

Stockholder payables consist of the following as of June 30, 2003:

Wages payable to stockholder employees                    $ 171,700

Accrued vacation for stockholder employees                   85,400

Promissory note payable to stockholder and director of
the Company, unsecured, bearing interest at 10% per
annum, due on demand                                          5,000

Promissory note payable to stockholder and director of
the Company, unsecured, bearing interest at 10% per
annum, due on demand                                          2,200

Promissory note payable to stockholder and director of
the Company, unsecured, bearing interest at 10% per
annum, due on demand                                          2,000

Promissory note payable to stockholder and director of
the Company, unsecured, bearing interest at 10% per
annum, due on demand                                          1,000

Accrued interest on notes payable                               600
                                                         ------------
                                                         $  267,900
                                                         ============
During April and May 2003, the Company issued 112,600 shares of the Company's common stock to a stockholder and director of the Company in satisfaction of $15,000 (excluding interest of $5,200) in principal of a promissory note payable.

4.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,188,100 for the six months ended June 30, 2003. The Company is in the sixth year of research and development, with an accumulated loss during the development stage of $10,679,800. As of June 30, 2003, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

5.      SUBSEQUENT EVENTS

During July 2003, the Company issued 103,500 shares of common stock for $22,200 in cash.

During July 2003, the Company issued 25,700 shares of common stock for services totaling $5,200.

During July 2003, the Company issued 40,000 shares of common stock to a stockholder and director of the Company in satisfaction of promissory notes payable totaling $7,200 (excluding interest of $800) as discussed in Note 3.

During July 2003, the Company received and cancelled 50,000 shares of common stock.

During August 2003, the Company issued 333,300 shares of common stock for $46,700 in cash.

During August 2003, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to a consultant. The warrants have an exercise price of $0.15 per shares and are valued at $12,200.



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

We have experienced operating losses since our inception. These losses have resulted from the significant costs incurred in the development of our technology and the establishment of our research and development facilities. We anticipate that expenditures will continue to increase in all areas in order to execute our business plan, particularly in research and development and in gaining regulatory approval to market our products in the U.S. and abroad.

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure. We had originally contemplated submission of our findings to the US Food and Drug Administration in the first half of 2003; however additional pre-human infusion tests were necessary as certain changes to our solution were required before commencing human infusion tests. These changes included the need to sterilize our preservation solution using approved methods acceptable for infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. We were also successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. We developed a new solution that appears to have improved results over past formulations without the need to clarify the solution for particulants. We have also determined that the special cooling unit originally designed to facilitate the storage process at refrigerated temperatures may not be critical for platelet survival. Tests conducted in the United States during 2002 were not able to verify results obtained at our Russian research facilities. In the first half of 2003, however, we were able to correlate the test results from our Russian research facilities with tests conducted by United States research facilities. We now believe that we have resolved all substentive issues necessary in order to commence human infusion tests. We currently are preparing for human infusion tests in the United States, but in order to commence human infusion testing, we require additional capital. Pre-infusion studies conducted by a third party in the United States show that we have successfully stored blood platelets for 5 days while maintaining cell structure under refrigeration. In these studies, platelet preservation was not tested beyond 5 days. We will continue efforts on the generation of pre-clinical and clinical data in the months ahead, subject to our ability to obtain the required funding as discussed below in "Liquidity and Capital Resources". We estimate that $2.5 million will be required to support our operating plan, which includes such data generation and testing, for the next 12 months.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours allowing organ preservation beyond current capabilities. We are currently testing methods of preserving organs for progressively longer periods of time using this solution. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 80 degrees Centigrade. In a previous test, we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Our goal is to extend the kidney shelf life to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients.

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

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2002

Revenues. We did not generate any revenue in the six months ended June 30, 2003 or the six months ended June 30, 2002, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the three months ended June 30, 2003 were $346,000, a decrease from $428,900 for the three months ended June 30, 2002. This decrease was primarily due to a substantial decline in our use of stock based compensation, which equaled $51,600 during the three months ended June 30, 2003 compared to $104,900 for the comparable period in 2002. Total general and administrative expenses in the six months ended June 30, 2003 were $849,300, a decrease from $982,700 for the six months ended June 30, 2002. This decrease was again primarily due to a substantial decrease in our use of stock based compensation, which equaled $134,600 during the six months ended June 30, 2003, compared to $361,600 for the comparable period in 2002. This decrease was offset in part by increases in other general and administrative expenses which equaled $714,700 during the six months ended June 30, 2003, compared to $621,100 for the comparable period in 2002. The increase in other general and administrative expenses was due primarily to increases in salaries. In the past, most of our staff worked for under market rate compensation or had to accrue pay for extended periods of time when financing was not available. As we have received funding, we have raised salaries to what we believe to be levels close to competitive salaries in the industry.

Research and Development. Our research and development expenses were $132,600 for the three months ended June 30, 2003, an increase from $95,600 for the comparable period in 2002. Research and development expenses also increased to $221,400 for the six months ended June 30, 2003, from $200,700 for the six
months ended June 30, 2002.   These increases were partly due to a transition
from conducting research and development activity in Russia to conducting research at independent blood centers in the United States. The research in the United States is for the purpose of verifying the blood platelet preservation results we achieved in Russia as part of our preparation for human infusion studies. Also contributing to the increases were additional expenses associated with the development of our new platelet preservation solution. The increase in research and development expenses was also partly due to increased activity conducted at our Michigan facility in the area of organ preservation.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2003 equaled $57,500, an increase from $50,800 for the comparable period in 2002. This increase was due to a slight increase in expenditures for investor relations and public relations services. Our sales and marketing expenses for the six months ended June 30, 2003 equaled $111,400, a decrease from $115,500 for the comparable period in 2002. This decrease was due to reduced spending on public relations and promotional activities during the first quarter of 2003.

Interest Income and Expense. We incurred interest expenses of $5,600 during the three months ended June 30, 2003, as compared to interest expenses of $600 for the same period in 2002. We incurred interest expenses of $6,000 during the six months ended June 30, 2003, as compared to interest expenses of $600 for the same period in 2002. These increases were due primarily to interest on promissory notes payable to one of our directors and stockholders. We had no interest income in the three-month periods or the six-month periods ended June 30, 2003 and 2002.

Net Loss. As a result of the foregoing factors, our net loss decreased to $541,700 for the three months ended June 30, 2003, from a net loss of $576,700 for the three months ended June 30, 2002. Our net loss decreased to $1,188,100 for the six months ended June 30, 2003, from a net loss of $1,300,300 for the six months ended June 30, 2002. Our net loss per share decreased to $0.02 for the three months ended June 30, 2003 from $0.03 for the comparable period in 2002. Our net loss per share decreased to $0.05 for the six months ended June 30, 2003 from $0.08 for the comparable period in 2002.

Liquidity and Capital Resources

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is needed to support this plan for the next twelve months. During the three months ended June 30, 2003, we received an aggregate of $147,100 and an additional $55,000 through August 5, 2003, and we are actively seeking additional funding. During the six months ended June 30,2003, we received an aggregate of $483,800 and an additional $55,000 through August 5, 2003. There can be no assurance that such financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

On July 9, 2003, our common stock became listed on the Berlin Stock Exchange in Berlin, Germany under the symbol, "HB2A.BER." We have committed 5,000,000 shares of our common stock to be issued pursuant to Securities and Exchange Commission Regulation S for trading on the Berlin Stock Exchange.

On July 25, 2003, a registration statement we filed with the Securities and Exchange Commission on Form SB-2 registering 10,000,000 shares of our common stock became effective. We hope to issue the registered shares from time to time in order to raise capital, to enter into strategic alliances or for other purposes deemed appropriate by our board of directors. At this time, however, we have no specific plan or arrangement for issuing any of the shares.

We anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next twelve months. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements.

We are in the sixth year of research and development, with an accumulated loss during the development stage of $10,679,800. As of June 30, 2003, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

We are in the sixth year of research and development, with an accumulated loss during the development stage of $10,679,800. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the six months ended June 30, 2003, we received an aggregate of $483,800 and an additional $55,000 through August 5, 2003, and we are actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements.

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

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. We have filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of August 4, 2003, there has been no further action or progress made in the resolution of these matters.

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

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the second quarter of 2003, we issued an aggregate of 1,003,986 shares of our common stock to twelve individuals for aggregate cash consideration of $147,100. The issuances were made in reliance of Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investments purposes.

In the second quarter of 2003, we also issued an aggregate of 112,636 shares of our common stock to one of our directors in consideration for the forgiveness of $15,000 of the principal amount of a loan owed by us, to the director receiving the shares. The issuance was made in reliance of Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2003, we issued an aggregate of 137,245 shares of our common stock to one entity and two individuals, in consideration for services rendered. The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.               Title of Exhibit
--------------------------------------------
99.01                     Certification of Chief Executive Officer
                          and Acting Chief Financial Officer

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: August 14, 2003                           /s/ Harry Masuda
                                                -----------------
                                                Harry Masuda
                                                Chief Executive Officer



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

Date: August 14, 2003


/s/ Harry Masuda
--------------------
Harry Masuda
Chief Executive Officer and
Acting Chief Financial Officer


Exhibit 99.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

I, Harry Masuda, Chief Executive Officer and Acting Chief Financial Officer of Human BioSystems. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

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


Dated: August 14, 2003


/s/ Harry Masuda
-----------------
Harry Masuda
Chief Executive Officer and
Acting Chief Financial Officer