Form 10QSB
period 2003-09-30
HUMAN BIOSYSTEMS INC
filed 2003-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At November 5, 2003, the registrant had outstanding 29,124,329 shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]



                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                                 Page
PART I - FINANCIAL INFORMATION                                                  ------

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of September 30, 2003...................F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Month Periods Ended September 30, 2003 and 2002
and the Period from February 26, 1998 (Inception) through September 30, 2003......F-2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Nine Months Ended September 30, 2003......................................F-3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2003 and 2002,
and the Period from February 26, 1998 (Inception) through September 30, 2003......F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED).........................................F-5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................2

ITEM 3.  CONTROLS AND PROCEDURES..................................................15

PART II - OTHER INFORMATION.......................................................16

ITEM 1.  LEGAL PROCEEDINGS........................................................16

ITEM 2.  CHANGES IN SECURITIES....................................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................18

ITEM 5.  OTHER INFORMATION........................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................18

SIGNATURES........................................................................18

CERTIFICATION.....................................................................18

====================================================================================


PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                Human Biosystems
                         (A Development Stage Company)
                            Condensed Balance Sheet
                               September 30, 2003
                                  (Unaudited)

                                    ASSETS

Current assets
 Cash                                                                $ 84,700
 Prepaid expenses and other current assets                             24,300
                                                                     ---------
  Total current assets                                                109,000

Fixed assets, net                                                       2,000
                                                                     ---------
Total assets                                                         $111,000
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    $259,200
 Accrued liabilities                                                  152,300
 Stockholder payables                                                 404,400
                                                                     ---------
  Total current liabilities                                           815,900
                                                                     ---------
Total liabilities                                                     815,900

Commitments and contingencies                                              --

Stockholders' deficit
 Preferred stock; no par or stated value; 5,000,000 shares
 authorized, no shares issued or outstanding                               --
 Common stock; no par or stated value; 45,000,000 shares
 authorized, 33,472,300 shares issued and
 28,680,600 shares outstanding                                     10,923,100
 Other receivables, net                                              (398,300)
 Accumulated deficit during development stage                     (11,229,700)
                                                                    ----------
  Total stockholders' deficit                                        (704,900)
                                                                    ----------
Total liabilities and stockholders' deficit                          $111,000
                                                                    ==========
            See Accompanying Notes to Condensed Financial Statements

                                Human Biosystems
                         (A Development Stage Company)
                 Condensed Statement Of Operations (Unaudited)

                                                    Three Months Ended           Nine Months Ended      February 26, 1998
                                                        September 30,              September 30,        (Inception) Through
                                                     2003            2002         2003         2002       September 30,
                                                  ----------      ----------     -------      -------    --------------

Revenue                                          $     --       $       --     $    --       $    --     $      --

 Operating expenses
  General and administrative
   Stock based compensation                        70,700          30,000      205,300       391,600       3,279,800
   Other general and administrative expenses      317,200         393,900    1,031,900     1,015,000       4,548,400
                                                 ----------      ----------  -----------   ---------       ----------
  Total general and administrative                387,900         423,900    1,237,200     1,406,600       7,828,200
  Research and development                        107,100         106,800      328,500       307,500       1,644,500
  Sales and marketing                              54,000          52,900      165,400       168,400         595,100
                                                 ----------      ----------  ------------  ----------     -----------
   Total operating expenses                       549,000         583,600    1,731,100     1,882,500      10,067,800
                                                 ----------      ----------  ------------   ----------    -----------

 Loss from operations                            (549,000)       (583,600)  (1,731,100)   (1,882,500)    (10,067,800)

Other income (expense)
 Loan fees                                            --              --            --            --        (750,000)
 Bad debt related to other receivable                 --              --            --            --        (104,000)
 Interest income                                      --             100            --           100           2,700
 Interest expense                                   (900)           (300)       (6,900)         (900)       (306,600)
                                                ----------      ----------   -----------   ------------    ----------
Loss before provision for income taxes           (549,900)      (583,800)   (1,738,000)   (1,883,300)    (11,225,700)

Provision for income taxes                            --              --           --            800           4,000
                                                ----------      ----------   -----------   ------------    ----------
 Net loss                                       $(549,900)     $(583,800)  $(1,738,000)  $(1,883,100)   $(11,229,700)
                                               ===========      ==========  ============   ============    ==========
 Basic and diluted loss per common share           $(0.02)        $(0.03)       $(0.07)       $(0.11)        $ (1.37)
                                               ===========      ==========  ============   ============    ==========
 Basic and diluted weighted average
   common shares outstanding                   27,748,900     19,110,900    26,187,300     17,088,100       8,196,200
                                               ===========    ============  ============   ============    ===========

            See Accompanying Notes to Condensed Financial Statements

                                Human Biosystems
                         (A Development Stage Company)
            Condensed Statement Of Stockholders' Deficit (Unaudited)

                                                                                                   Accumulated
                                                                                                  Deficit During         Total
                                                  Common Stock                      Other         Development        Stockholders'
                                                     Shares           Amount        Receivables        Stage             Deficit
                                                    ----------       ----------     ----------     -------------      ------------
Balance December 31, 2002                          23,068,700       $9,893,600      $(398,300)      $(9,491,700)        $ 3,600

Issuance of common stock for cash (net of
   offering costs of $208,300), $0.16               4,945,500          794,800             --                --         794,800

Issuance of common stock for services, $0.21          552,700          117,600             --                --         117,600

Issuance of common stock in satisfaction of
  stockholder payables (including interest of
  $5,200)                                             163,700           29,400             --                --          29,400

Stock based compensation related to granting
  of warrants and options                                  --           87,700             --                --          87,700

Cancellation of common stock                          (50,000)              --             --                --              --

Net loss                                                   --               --             --        (1,738,000)     (1,738,000)
                                                   ----------       ----------     ----------     -------------      ------------
Balance September 30, 2003(Unaudited)              28,680,600      $10,923,100      $(398,300)     $(11,229,700)      $(704,900)
                                                   ==========       ==========      ==========    =============      ============


            See Accompanying Notes to Condensed Financial Statements

                                Human Biosystems
                         (A Development Stage Company)
                Condensed  Statements Of Cash Flows (Unaudited)

                                                                    Nine Months Ended      February 26, 1998
                                                                      September 30,        Inception) Through
                                                                   2003           2002     September 30, 2003
                                                                 -------        -------     ----------------
Cash flows from operating activities:
 Net loss                                                     $(1,738,000)    $(1,884,100)  $ (11,229,700)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Stock based compensation                                       205,300         391,600       3,279,800
   Depreciation                                                     1,500           1,500           7,800
   Deemed interest expense                                            --              --           92,800
   Interest expense paid in common stock                            5,200             --          122,500
   Amortization of discount and loan fees
    on notes payable                                                  --              --          774,800
   Bad debt related to other receivables                              --              --          104,000
 Changes in operating assets and liabilities:
   Change in prepaid expenses and other asset                     15,100            7,600         (24,300)
   Change in accounts payable                                    179,900          (23,400)        283,900
   Change in accrued liabilities                                 130,200           71,700         163,900
                                                                 ---------      ----------     -----------
          Net cash used by operating activities               (1,200,800)      (1,435,100)     (6,424,500)

Cash flows from investing activities:

  Purchase of fixed assets                                            --               --          (9,800)
                                                                 ---------       ----------   -----------
    Net cash used by investing activities                             --               --          (9,800)

 Cash flows from financing activities:
   Proceeds from issuance of common stock                        794,800        1,490,000       5,682,200
   Proceeds from borrowing on notes payable                           --               --         323,100
   Principal payments on notes payable                                --               --         (97,400)
   Principal payments on stock subject to rescission                  --          (21,000)        (41,500)
   Change in stockholder payables                                346,000         (145,100)        702,600
   Change in other receivables                                        --          (50,000)        (50,000)
                                                                ---------       ----------      -----------
     Net cash provided by financing activities                 1,140,800        1,273,900       6,519,000
                                                                ---------      ----------      -----------
  Net increase (decrease) in cash                                (60,000)        (161,200)         84,700

  Cash, beginning of period                                      144,700          331,700              --
                                                                ---------        ----------      -----------
  Cash, end of period                                          $  84,700       $  170,500       $  84,700
                                                                =========        ==========      ===========
 Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                   $      --       $      800       $   4,000
                                                                =========       ==========      ===========
  Cash paid for interest                                       $      --       $    2,100       $  11,700
                                                                =========       ==========      ===========

Schedule of non-cash financing activities:
 Issuance of common stock in satisfaction of
 promissory note issued as a result of recission offer
 (including accrued interest of $7,200)                        $      --       $   54,300       $  54,300
                                                                =========      ==========       ==========
Issuance of common stock in satisfaction of accrued
  liabilites                                                   $      --       $   17,000       $  17,000
                                                                =========      ==========       ==========
Issuance of common stock in satisfaction of
  stockholder payables (excluding interest of $5,200)          $  24,200       $      --        $  24,200
                                                                =========      ==========       ==========


            See Accompanying Notes to Condensed Financial Statements

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

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                             Nine months ended September 30,
                                                    2003            2002
                                             ----------------------------------
Net loss, as reported                         $ (1,738,000)   $ (1,884,100)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                             --          35,600
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                        (19,900)       (175,000)
                                               --------------  --------------
Pro forma net loss                            $ (1,757,900)   $ (2,023,500)
                                               =============   ==============
Net loss per common share
 Basic and diluted loss, as reported          $      (0.07)   $      (0.11)
 Basic and diluted loss, pro forma            $      (0.07)   $      (0.12)

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

3.      STOCKHOLDER PAYABLES

Stockholder payables consist of the following as of September 30, 2003:

Wages payable to stockholder employees           $   308,600

Accrued vacation for stockholder employees            95,100

Accrued interest on notes payable                        700
                                                 ----------------
                                                $    404,400
                                                 ================

During April, May, and July 2003, the Company issued 163,700 shares of the Company's common stock to a stockholder and director of the Company in satisfaction of $24,200 (excluding interest of $5,200) in principal of a promissory note payable.

4.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,738,000 for the nine months ended September 30, 2003. The Company is in the sixth year of research and development, with an accumulated loss during the development stage of $11,229,700. As of September 30, 2003, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

5.      SUBSEQUENT EVENTS

During October 2003, the Company issued 232,500 shares of common stock for $40,100 in cash.

During October 2003, the Company issued 85,600 shares of common stock for services with a total value of $19,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

Overview/ Recent Developments

We are a developmental stage company, and have a very limited operating history and no revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and requiring regulatory approval before generating any revenue.

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

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure. We had originally contemplated submission of our findings to the U.S. Food and Drug Administration ("FDA")in the first half of 2003; however additional pre-human infusion tests were necessary to address certain aspects of our findings. First, changes to our solution were required before commencing human infusion tests. These changes included the need to sterilize our preservation solution using approved methods acceptable for human infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. We were also successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. We developed a new solution that appears to have improved results over past formulations without the need to clarify the solution for particulants. We have also determined that the special cooling unit originally designed to facilitate the storage process at refrigerated temperatures may not be critical for platelet survival. In addition, tests conducted in the United States during 2002 were not able to verify results obtained at our Russian research facilities. In the first half of 2003, however, we were able to correlate the test results from our Russian research facilities with tests conducted by United States research facilities.

Pre-infusion studies conducted by a third party in the United States show that we have successfully stored blood platelets for 5 days while maintaining cell structure under refrigeration. In these studies, platelet preservation was not tested beyond 5 days.

We now believe that we have resolved all issues necessary in order to commence human infusion tests. We are preparing for these tests in the United States, but in order to commence human infusion testing, we will require additional capital. Currently, we are in the process of negotiating terms of engagement with FDA licensed institutions capable of conducting human infusion tests. Once human infusion tests commence, they will require a minimum of three months to complete. We have discontinued our own testing efforts while we wait for the commencement of the third party human infusion tests.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 80 degrees Centigrade. In a previous test, we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Our goal is to extend the kidney shelf life to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. Due to a lack of additional capital, We have temporarily discontinued efforts to test methods of preserving organs. However, we continue to conducting organ preservation research.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We also filed a provisional patent application in June 2001 to cover our platelet preservation methods. In August 2003, we filed another patent application covering improved platelet preservation methods. We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

As we enter the human infusion test phase in the United States, the priorities at our Russian branch may be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage. Effective October 1, 2003, we reduced the personnel at our Russian facilities from 11 to 7 employees.

In October 2003, Dr. David Lucas, our Chief Scientific Officer and Chief Operating Officer resigned to pursue other interests. Dr. Lucas has agreed to continue to assist us as a consultant. We are currently searching for an appropriate replacement for Dr. Lucas. Until we are able to retain a suitable replacement for Dr. Lucas, Harry Masuda, our Chief Executive Officer, will perform the duties of Chief Operating Officer.

In September 2003 we announced that we have signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is undergoing human infusion tests. The beneficial properties of the cream product have not been verified by scientific tests, and there is no guaranty that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to develop such a product.

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues. We did not generate any revenue in the nine months ended September 30, 2003 or the nine months ended September 30, 2002, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the three months ended September 30, 2003 were $387,900, a decrease from $423,900 for the three months ended September 30, 2002. This decrease was primarily due to reductions in marketing expenses and fees for professional services. The decrease was offset in part by an increase in stock based compensation, which equaled $70,700 for the nine months ended September 30, 2003 compared to $30,000 for the comparable period in 2002. Total general and administrative expenses in the nine months ended September 30, 2003 were $1,237,200, a decrease from $1,406,600 for the nine months ended September 30, 2002. This decrease was primarily due to a substantial decrease in our use of stock based compensation in the first half of 2003, which equaled $205,300 during the nine months ended September 30, 2003 compared to $391,600 for the comparable period in 2002. This decrease was offset in part by increases in other general and administrative expenses, consisting primarily of salaries a and legal and professional fees, which equaled $1,031,900 during the nine months ended September 30, 2003 compared to $1,015,000 for the comparable period in 2002.

Research and Development. Our research and development expenses were $107,100 for the three months ended September 30, 2003, an increase from $106,800 for the comparable period in 2002. Research and development expenses also increased to $328,500 for the nine months ended September 30, 2003 from $307,500 for the
comparable period in 2002.   These increases were partly due to a transition
from conducting research and development activity in Russia to conducting research at independent blood centers in the United States. The research in the United States was for the purpose of verifying the blood platelet preservation results we achieved in Russia as part of our preparation for human infusion studies. The increase in research and development expenses was also partly due to increased activity conducted at our Michigan facility in the area of organ preservation.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2003 equaled $54,000, a slight increase from $52,900 for the comparable period in 2002. Our sales and marketing expenses for the nine months ended September 30, 2003 equaled $165,400, a decrease from $168,400 for the comparable period in 2002. This decrease was due to reduced spending on public relations and promotional activities during the first quarter of 2003.

Interest Income and Expense. We incurred interest expenses of $900 during the three months ended September 30, 2003, as compared to interest expenses of $300 for the same period in 2002. We incurred interest expenses of $6,900 during the nine months ended September 30, 2003, as compared to interest expenses of $900 for the same period in 2002. These increases were due primarily to interest on promissory notes payable to one of our directors and stockholders. We realized no interest income in the three or nine months ended September 30, 2003 compared to interest income of $100 in the comparable periods of 2002. The decrease in interest income was due to a decrease of cash on deposit.

Net Loss. As a result of the foregoing factors, our net loss decreased to $549,900 for the three months ended September 30, 2003 from a net loss of $583,800 for the three months ended September 30, 2002. Our net loss decreased to $1,738,000 for the nine months ended September 30, 2003, from a net loss of $1,884,100 for the nine months ended September 30, 2002. Our net loss per share decreased to $0.02 for the three months ended September 30, 2003 from $0.03 for the comparable period in 2002. Our net loss per share decreased to $0.07 for the nine months ended September 30, 2003 from $0.11 for the comparable period in 2002.

Liquidity and Capital Resources

Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is needed to support this plan for the next twelve months. As of September 30, 2003, we had a working capital deficit of $706,900. We continue our efforts to raise additional capital, and during the three months ended September 30, 2003, we received an aggregate of $311,000. There can be no assurance that any additonal financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations primarily through private and public equity placements.

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

We are in the sixth year of research and development, with an accumulated loss during the development stage of $11,229,700. As of September 30, 2003, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

Since May 2003, we have made only three bi-monthly payroll payments to our employees. It has been our practice during this period to pay our employees as funds become available through private placements of our common stock. We are concerned that this failure to pay salaries will impact our ability to retain and attract qualified personnel.

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

We are in the sixth year of research and development, with an accumulated loss during the development stage of $11,229,700. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our securities, as may be required, and ultimately to attain profitability.


WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.


Our operating plan for calendar year 2003 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the nine months ended September 30, 2003, we received an aggregate of $794,800 ($311,000 of this amount was raised during the three months ended September 30 ,2003) and an additional $40,100 through October 31, 2003, and we are actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Since our inception, we have financed our operations through private and public equity placements. Since May 2003, we have made only three bi-monthly payroll payments to our employees. This may impact our ability to attract and retain qualified employees necessary for our operations.

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


OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. We have filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of November 5, 2003, there has been no further action or progress made in the resolution of these matters.

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

We will not be able to commercialize our products unless we successfully complete human infusion tests. The commencement of human infusion testing of our platelet preservation technology has already been delayed. We can not be certain that additional delays will not occur or that the human infusion tests will be successful.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2003, we issued an aggregate of 582,400 shares of our common stock to aggregate of 14 investors for aggregate cash consideration of $87,200. These issuances were made in reliance of Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2003, we issued an aggregate of 820,000 shares of our common stock pursuant to a private placement in Germany. We received aggregate cash consideration of $223,800. The issuances were made in reliance on Regulation S promulgated under the Securities Act of 1934. All sales were made outside the United States, and no sales were made to U.S. persons (as defined under Regulation S).

In the third quarter of 2003, we also issued an aggregate of 51,100 shares of our common stock to one of our directors in consideration for the forgiveness of $9,200 of principal on a loan owed to the director receiving the shares. The issuance was made in reliance of Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2003, we also issued an aggregate of 253,000 shares of our common stock to consultants in consideration for services provided to us with a value of $53,130. The issuance was made in reliance of Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

As part of the settlement of a dispute with one of our consultants, in the third quarter of 2003, we cancelled 50,000 shares of our common stock that were previously issued to the consultant in exchange for services that were not provided to our satisfaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 26, 2003, we held our annual shareholder meeting in San Jose, California. There were a total of 24,946,145 shares of voting common stock present at the meeting by proxy. The following individuals were elected at the annual shareholders meeting to serve as members of our Board of Directors until the election of their respective successors:

    Name        Votes For
-----------------------------
Paul Okimoto    24,829,596
Harry Masuda    24,821,254
George Tsukuda  24,779,259

Shareholders voted 24,746,715 shares in favor of a proposal to approve an increase in the number of shares of common stock reserved for issuance under our 2001 Stock Option Plan from 1,585,500 to 5,000,000. A copy of our 2001 Stock Option Plan was mailed to each shareholder of record prior to the meeting. A total of 117,580 shares abstained from voting on this proposal, and 81,850 shares voted against it.

Shareholders voted 24,604,442 shares in favor of a proposal to amend our Articles of Incorporation to increase the number of authorized shares of capital stock from 50,000 to 150,000. A total of 89,100 shares abstained from voting on this proposal, and 252,603 shares voted against it.

Shareholders voted 24,851,181 shares in favor of a proposal to ratify the Board's engagement of L.L. Bradford & Company, LLC as our auditors. A total of 94,964 shares abstained from voting on this proposal, and no shares voted against it.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.           Title of Exhibit
-------------------------------------------
99.01 Certification of Chief Executive Officer and Acting Chief Financial Officer


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: November 14, 2003

/s/ Harry Masuda
-----------------
Harry Masuda
hief Executive Officer



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

Date: November 14 , 2003


/s/ Harry Masuda
------------------
Harry Masuda
Chief Executive Officer and
Acting Chief Financial Officer