Form 10KSB
period 2003-12-31
HUMAN BIOSYSTEMS INC
filed 2004-04-14
CIK 1070181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003


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

                     Common Stock, no par value      OTCBB

             (Title of class)(Name of exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: No revenues for the fiscal year ended December 31, 2003.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 31, 2003, was $3,625,984.89. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 29,744,077 shares of common stock outstanding as of March 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X


                               TABLE OF CONTENTS
                                                                          PAGE
                                                                         -------
PART I


Item 1.  Description of Business............................................  1

Item 2.  Description of Property............................................  2
..
Item 3.  Legal Proceedings..................................................  3

Item 4.  Submission of Matters to a Vote of Security Holders.................13


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............25

Item 6.  Management's Discussion and Analysis or Plan of Operation...........27

Item 7.  Financial Statements........................................F-1 - F-28

Item 8.  Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure........................................................28

Item 8A. Controls and Procedures(Includes Code of Ethics Statement)......... 29

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
  Compliance With Section 16(a) of the Exchange Act..........................30

Item 10. Executive Compensation..............................................32

Item 11. Security Ownership of Certain Beneficial Owners and Management......33

Item 12. Certain Relationships and Related Transactions......................37

Item 13. Exhibits and Reports on Form 8-K ...................................38

Item 14. Principal Accounting Fees and Services..............................39

===============================================================================


PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward- looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

ITEM 1. DESCRIPTION OF BUSINESS

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems." In October of 2002, we changed our name to Human BioSystems. We are a development stage company whose principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure. We had originally contemplated submitting our findings to the U.S. Food and Drug Administration ("FDA") in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and that human infusion tests will commence once we have obtained the required funding.

Our potential customers include blood banks, hospitals, clinics, and similar organizations. We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders.

In 2003, we experienced increased difficulty in raising outside capital. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is awaiting human infusion tests. The beneficial properties of the cream product have not been verified by scientific tests, and there is no guarantee that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to develop such a product.

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

We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting population of platelets remain discs after 24 hours of refrigeration. Pre-infusion tests conducted by a third party in the United States show that we have successfully stored blood platelets for five days while maintaining cell structure under refrigeration. In these studies, platelet preservation was not tested beyond five days. Our goal is to store refrigerated platelets for 7 days to 9 days and retain at least 50% discs. We have suspended our tests pending receipt of additional funding. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary. We are targeting blood banks and hospitals as our main customers in the worldwide markets. We are also seeking possible alliances and licensees.

Using our Platelet Preservation System, blood platelet preservation is achieved by storing the platelets under refrigeration utilizing a proprietary process and solution to maintain cell function viability and morphology. The objective of our technology is to maintain high quality platelets for a longer period of time than is currently possible using conventional methods.

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets. This patent, U.S. 6,413,713, B1, is titled "Method for Preserving Blood Platelets". We applied for another patent in February 1999, covering processes and solutions to facilitate blood platelet preservation. In June 2001, we filed a provisional patent entitled "Preservation of Blood Platelets at Cold Temperatures" to cover our improved platelet preservation methods, and in August 2003, we filed another patent application covering improved platelet preservation methods. We anticipate filing additional patent applications relating to platelet preservation in the future, as soon as we have the capital to do so. We believe that these additional patent applications, if and when filed, should strengthen our competitive position in the platelet preservation marketplace. We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We intend to continue the development of our Platelet Preservation System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum. We believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures. Further research is required to establish the protocol and storage times under these conditions. The storage and preservation of organs such as the kidney, liver and heart will be considered using the same techniques used in the preservation of platelets; however, we anticipate that the solution and process will vary for each organ type.

The HBS System for Preservation of Organs

We believe that our basic approach used to store platelets can also be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures. Using this approach, we began to perform kidney preservation experiments on small animals at our Michigan research facility beginning in 2002. Our goal has been to develop a preservation solution that will preserve the kidneys prior to transplantation for up to 72 hours or more and still maintain function after transplantation, as we believe that this extended shelf life should enable better matching of donor kidneys to recipients. Our most recent kidney preservation experiments on rats at our Michigan research facility have indicated progress toward that goal, as we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Test results to date indicate that our solution compares favorably to the current solution used in the U.S. for organ preservation. We have had to suspend this animal testing pending receipt of funding; however, we continue to conduct organ preservation research.

Operations and Facilities

During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established our basic infrastructure and operating plan. At December 31, 2003, we had 7 employees in the U.S. and 6 at our research facility in Russia.

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

When we enter the human infusion test phase in the United States, the priorities at our Russian branch may be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage. Effective October 1, 2003, we reduced the personnel at our Russian facilities from 11 to six employees.

While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility. In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies. The preliminary studies leading to human infusion began in October of 2002, but were suspended in the fourth quarter of 2003 due to a funding shortfall. We have made certain changes in our solution in order to prepare for human infusion, and hope to resume testing in the second quarter of 2004. See "Business - Test Results" for more information.

In August 2002, we opened scientific research offices in San Ramon, California for our engineering, scientific, and planning personnel. In January 2004, we closed this facility in order to conserve cash. In October 2003, Dr. David Lucas, our Chief Scientific Officer and Chief Operating Officer, resigned to pursue other interests. Dr. Lucas has agreed to continue to assist us as a consultant. We are currently searching for an appropriate replacement for Dr. Lucas. Until we are able to retain a suitable replacement for Dr. Lucas, Harry Masuda, our Chief Executive Officer, will perform the duties of Chief Operating Officer.

Research and Development

We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market. Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.

We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with the creation of a platelet preservation product that will store platelets under refrigeration for seven to nine days using our proprietary
solution by itself.   The second phase is the market introduction of our
Platelet Preservation System utilizing our hyperbaric container if longer preservation times are required. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under refrigeration
and a complete system at sub-zero temperatures.   We are currently in the first
phase of our strategy, and are anticipating advancing through this phase for the foreseeable future. The anticipated time spent in this phase has been extended by our need for additional capital.

Governmental approval for human testing will be required for each of these three phases of development. Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

Our platelet preservation plan starts with a platelet preservation product using our solution by itself. We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets. Our technology has been validated by an independent test facility in the U.S., and we began the process leading to testing of human infusion in September 2002. Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed
limit due to historic bacterial infection of the platelets.   In July 2002, we
entered into a development and supply contract with MMR Technologies of Mountain View, California, to build a computerized blood platelet cooling instrument. In October 2002, we began preliminary tests of a prototype of this device, which is designed to cool the platelets prior to storage to help extend the shelf life of platelets for blood banks and hospitals. The prototype unit was delivered to us in January 2003. Preliminary tests were conducted, and required modifications to
the systems have been noted.   We have subsequently determined that this unit
may not be critical for platelet survival, and therefore have not conducted further testing or development.

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

Test Results

Non-clinical experiments and tests of platelet preservation and other research and development activities were conducted in Russia and Vicksburg, Michigan
until the third quarter of 2003, when we developed a funding shortage.   Once we
obtain the required funding, we will continue to conduct experiments to find the optimal conditions of storage at refrigerated temperatures. We have been able to achieve up to 24 hours of refrigerated storage of platelets with up to 68% retaining their original disc shape. Up to 13% of the platelets remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We subsequently demonstrated that platelets stored using our technology under refrigeration for ten days still remain functional, with a platelet survival rate of up to 78% and 20% maintaining full functionality.

Our most recent test efforts were directed toward the refinement of our platelet preservation technology before we commenced human studies and an application for approval from the FDA. In October 2002, we began the preliminary studies leading to human infusion. The preliminary studies were required to assure all steps in the process are compatible with human infusion, including sterility and safety.

We originally contemplated submission of our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. First, changes to our solution were required before commencing human infusion tests. These changes included the need to sterilize our preservation solution using approved methods acceptable for human infusion, and the removal of suspended particulants from our preservation solution. The sterilization issue has been resolved. We were also successful in the removal of particulants from our preservation solution after procedures were implemented at another blood center in California used by us for such experiments. We developed a new solution that appears to have improved results over past formulations without the need to clarify the solution for particulants. We have also determined that the special cooling unit originally designed to facilitate the storage process at refrigerated temperatures may not be critical for platelet survival. In addition, tests conducted in the United States during 2002 were not able to verify results obtained at our Russian research facilities. In the first half of 2003, however, we were able to correlate the test results from our Russian research facilities with tests conducted by United States research facilities.

We now believe that we have resolved all issues necessary in order to commence human infusion tests. We are preparing for these tests in the United States, but in order to commence human infusion testing we will require additional capital. Currently, we are in the process of negotiating terms of engagement with FDA-licensed institutions capable of conducting human infusion tests. Once these tests continue, they will require a minimum of three months to complete. We have discontinued our own testing efforts while we wait for the commencement of the third party human infusion tests and the funds required to conduct such tests.

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

Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of March 31, 2004, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

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

Since this assignment, we have been performing further research and development on the technology assigned, and have filed two patent applications, as described elsewhere herein. We anticipate filing additional patents on other aspects of the technology assigned by Messrs. Babak and Serebrennikov as additional inventions are reduced to practice.

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

We purchased the patents for a product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years. The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash. To date, no royalties have been earned or paid for Phemtest. Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of March 31, 2004, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

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

We currently do not have an estimate of when we will file our initial IND/IDE. The filing date will depend on when we obtain the required capital to conduct our pre-clinical human studies, and whether such studies are successful. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

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

Employees

As of December 31, 2003, we had an aggregate of 13 employees, 7 in the U.S. and 6 in Russia. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2002 and 2003 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the sixth year of research and development, with an accumulated loss during the development stage of $12,055,500. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2004 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 million received in the year ended December 31, 2002. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Since May 2003, we have made only two complete bi-monthly payroll payments to our employees. This may impact our ability to attract and retain qualified employees necessary for our operations.

Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least the balance of 2004; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies once continued or that we can enter into a license agreement or agreements providing adequate financing for 2004 and beyond.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2002, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters. .

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

WE MAY FAIL TO OBTAIN GOVERNMENT APPROVAL OF OUR PROCESSES

The FDA regulates the commercial distribution and marketability of medical solutions and equipment. In the event that we determine that these regulations apply to our proposed products, we will need to obtain FDA approval for such distribution. The process of obtaining FDA approval may be expensive, lengthy and unpredictable. We have not developed our products to the level where these approval processes can be started. We do not know if such approval could be obtained in a timely fashion, if at all. In the event that we do not receive any required FDA approval for certain products, we would not be able to sell such products in the United States.

The regulation of our processes and products outside the United States will vary by country. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks. ACTS OF TERRORISM, RESPONSES TO ACTS OF TERRORISM AND ACTS OF WAR MAY IMPACT OUR BUSINESS AND OUR ABILITY TO RAISE CAPITAL.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as Russia where we have performed research and development. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. A number of our employees and consultants have recently elected to convert a portion of their compensation to shares of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own no real property. Our principal address as reported herein is the residence of one of our employees. In August 2002, we opened scientific research offices in San Ramon, California for our engineering, scientific, and planning personnel, but due to financial constraints we closed this office in January 2004. Although the real estate leasehold market in California is highly competitive, we believe that as we require facilities in California we will be able to find available facilities at a reasonable cost.

Our primary research and development effort is conducted at our facility in Kransnoyark, Russia. We employed 5 people at that facility at
December 31, 2003, including researchers and support personnel.   We
also have one employee and one consultant at our Michigan research facility conducting organ preservation studies.

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

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over three years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and
Exchange Commission receives the remedies that it seeks.   In December 2002, we
filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters.

In January 2001, we entered into a Financial Consulting Services Agreement with iCapital, a financial consultant (the "iCapital Agreement"), whereby iCapital agreed to provide financial consulting services for one year in consideration of an aggregate of 200,000 shares of our common stock. In connection with the iCapital Agreement, we also entered into a Financial Consulting Services Agreement with three individuals (the "Consultants") (the "FCS Agreement") whereby these individuals also agreed to provide financial consulting services for one year in consideration of an aggregate of 510,000 free-trading shares of
our common stock.   In August 2001, we entered into a Termination Agreement with
iCapital and the Consultants, whereby all parties agreed to terminate the iCapital Agreement and the FCS Agreement, respectively. As a material inducement to all parties to enter into the Termination Agreement, iCapital and the Consultants agreed to return all shares received under the prior Agreements in exchange for the issuance to iCapital of 150,000 shares of our common stock. Although we have issued the 150,000 shares and have received and cancelled the 200,000 shares of common stock from iCapital, the Consultants have failed to return their 510,000 shares. We have tried to recover these shares, and have traced them to a liquidating trustee for the clearing house for the broker to the Consultants. In January 2004, we were informed by this trustee that the shares had been sold and the proceeds distributed to creditors of the liquidating clearing house. We have determined that under the circumstances, pursuing the recovery of the shares in not the best use of our resources. Therefore, at this time, we do not intend to continue efforts to recover the shares.


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

Period          Low Bid   High Bid
-------         --------  --------
2003

Fourth Quarter  $0.12     $0.25
Third Quarter   $0.14     $0.34
Second Quarter  $0.10     $0.30
First Quarter   $0.10     $0.27

2002

Fourth Quarter  $0.13     $0.45
Third Quarter   $0.22     $0.41
Second Quarter  $0.33     $0.70
First Quarter   $0.63     $1.06

On March 31, 2004, the high and low bid prices of our common stock on the Bulletin Board were both $0.19 per share,and there were approximately 351 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2003, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2003. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In October 2003, we issued an aggregate of 225,000 shares of our common stock to two individuals for aggregate consideration of $ 40,000. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In October 2003, we also issued an aggregate of 39,604 shares of our common stock to consultants in consideration for services provided to us with an aggregate value of $6,665. The issuances were made in reliance of Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In November 2003, we issued an aggregate of 71,428 shares of our common stock to an individual for aggregate consideration of $10,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In December 2003, we issued an aggregate of 135,714 shares of our common stock to two individuals for aggregate consideration of $ 18,000. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In December 2003, we also issued an aggregate of 15,770 shares of our common stock to consultants in consideration for services provided to us with an aggregate value of $2,523. The issuances were made in reliance of Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In the Fourth quarter of 2003, we issued an aggregate of 185,000 shares of our common stock to various investors for aggregate consideration of $42,587. The shares are listed on the Berlin Stock Exchange in Berlin, Germany, and the issuances were made in Germany, in reliance on Regulation S promulgated under the Securities Act of 1933.

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

In 2003, we experienced increased difficulty in raising outside capital. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and that human infusion tests will commence once we have obtained the required funding.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Our next step will be to continue our tests to progressively longer periods of time using this solution. Our goal is to extend the kidney shelf life for from up to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. Due to a lack of additional capital, we have temporarily discontinued efforts to test methods of preserving organs. However, we continue to conduct organ preservation research.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We filed a provisional patent application in June
2001 to cover our improved platelet preservation methods.   In August 2003, we
filed another patent application covering improved platelet preservation methods. We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is awaiting human infusion tests. The beneficial properties of the cream product have not been verified by scientific tests, and there is no guarantee that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to develop such a product.

Results of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenues. We did not generate any revenue in the years ended December 31, 2003 and 2002, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the fifth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing. We have had to curtail development activities due to inadequate capital, and therefore there can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.   General and administrative expenses in
the year ended December 31, 2003 were $1,544,000, a decrease from $1,863,700 for the year ended December 31, 2002. The decrease was due primarily to reductions in marketing expenses and fees for professional services due to our shortfall in capital, offset by increases in salaries. In the past, most of our staff worked for under market rate compensation or had to accrue pay for extended periods of time when financing was not available. In the year ended December 31, 2002, however, we had raised salaries to what we believed to be levels close to competitive salaries in the industry, based on outside funding received during that year. Stock-based compensation also decreased in the year ended December 31, 2003, as we retained fewer consultants and a smaller number of our employees elected to receive stock in lieu of compensation. Based on our ongoing cash shortage, however, we anticipate that stock-based compensation will increase in 2004. In the first quarter of 2004, certain of our employees and consultants elected to convert a portion of their cash compensation to stock. In addition, in February 2004, we instituted a temporary 50% salary reduction for all United States employees and granted additional stock options to our employees in partial consideration for this salary reduction.

Research and Development. Our research and development expenses were $394,300 for the year ended December 31, 2003, a decrease from $430,400 for the year
ended December 31, 2002   This decrease was primarily due to a slowdown in
research and development activity in the fourth quarter of 2003, reflecting our funding shortfall. For the first three quarters of 2003, however, research and development expenses were higher than during the comparable period in 2002 due to our transition from conducting research and development activity in Russia to conducting research at independent blood centers in the United States and increased activity conducted at our Michigan facility in the area of organ preservation.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2003 remained relatively level at $219,300, compared to $218,700 for the year ended December 31, 2002. We continue to develop our sales and marketing efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Income and Expense. We incurred interest expense of $7,100 during the year ended December 31, 2003, as compared to interest expense of $900 in the year ended December 31 2002. The increase was due primarily to interest on promissory notes payable to one of our directors and shareholders. We also had interest income of $200 in the year ended December 31, 2002, due to cash on deposit during that year. In the year ended December 31, 2003, we wrote off bad debt of $398,300 based on our determination as to the uncertain collectibility of the receivable for 510,000 outstanding shares of our common stock to certain former consultants. For more information, see "Item 3. Legal Proceedings."

Net Loss. As a result of the foregoing factors, our net loss decreased to $2,563,800 for the year ended December 31, 2003, from a net loss of $2,514,300 for the year ended December 31, 2002. Our net loss per share decreased to $0.10 for the year ended December 31, 2003, from $0.14 for the year ended December 31, 2002, due to an increase in 2003 in the number of shares of common stock outstanding.

Liquidity and Capital Resources

Our operating plan for calendar year 2004 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. Since our inception, we have financed our operations through private and public equity placements During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 received in the year ended December 31, 2002. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

In 2003, we experienced increased difficulty in raising outside capital. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements.

We are in the sixth year of research and development, with an accumulated loss during the development stage of $12,055,500. As of December 31, 2003, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.
Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. We are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 148 to account for employee stock options using the fair value method and, if so, when to begin the transition to that method.

ITEM 7. FINANCIAL STATEMENTS


                               TABLE OF CONTENTS


                                                                      PAGE NO.

Report of Independent Certified Public Accountants.....................F-1

Financial Statements

  Balance Sheet........................................................F-2

  Statements of Operations......................... ...................F-3

  Statement of Stockholders' Deficit.................. ................F-4-5

  Statements of Cash Flows.............................................F-6

  Notes to Financial Statements........................................F-7-28

==============================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Human BioSystems
(A Development Stage Company)
Palo Alto, California

We have audited the accompanying balance sheet of Human BioSystems (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from February 26, 1998 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and for the period from February 26, 1998 (Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC
March 4, 2004
Las Vegas, NV.

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                               December 31, 2003

                                     ASSETS


Current assets
        Cash                                                            $    7,400
        Prepaid expenses and other current assets                           18,400
                                                                        ----------
                Total current assets                                        25,800

Fixed assets, net                                                            1,600
                                                                        ----------

Total assets                                                            $   27,400
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  264,800
        Accrued liabilities                                                174,200
        Stockholder payables                                               563,700
                                                                        ----------
                Total current liabilities                                1,002,700
                                                                        ----------
Total liabilities                                                        1,002,700

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 33,963,300 shares
           and 29,522,800 issued and outstanding                        11,080,200
         Accumulated deficit during development stage                  (12,055,500)
                                                                        ----------
                Total stockholders' deficit                               (975,300)
                                                                        ----------

Total liabilities and stockholders' equity                              $   27,400
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                  Year ended           Year ended            February 26, 1998
                                                                  December 31,         December 31,         (Inception) Through
                                                                     2003                2002               December 31, 2003
                                                                ---------------        -----------           -----------------

Revenue                                                           $         --        $         --             $          --

Operating expenses
        General and administrative
                Stock based compensation                               251,800             398,500              3,326,300
                Other general and administrative expenses            1,292,200           1,465,200              4,808,700
                                                                    -----------         -----------            ----------
        Total general and administrative                             1,544,000           1,863,700              8,135,000
        Research and development                                       394,300             430,400              1,710,300
        Sales and marketing                                            219,300             218,700                649,000
                                                                   -----------         -----------             ----------
                Total operating expenses                             2,157,600           2,512,800             10,494,300
                                                                   -----------         -----------             ----------
Loss from operations                                                (2,157,600)         (2,512,800)           (10,494,300)

Other income (expense)
        Loan fees                                                           --                  --               (750,000)
        Bad debt related to other receivable                          (398,300)                 --               (502,300)
        Interest income                                                    ---                 200                  2,700
        Interest expense                                                (7,100)               (900)              (306,800)
                                                                   -----------         -----------             ----------
Loss before provision for income taxes                              (2,563,000)         (2,513,500)           (12,050,700)

Provision for income taxes                                                 800                 800                  4,800
                                                                   -----------         -----------             ----------

Net loss                                                          $ (2,563,800)       $ (2,541,300)          $(12,055,500)
                                                                   ===========         ===========           =============

Basic and diluted loss per common share                           $      (0.10)       $      (0.14)             $   (1.43)
                                                                   ===========         ===========           =============
Basic and diluted weighted average
        common shares outstanding                                   26,814,072          18,262,400              8,416,630
                                                                   ===========         ===========           =============

               See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                      Loan Fees
                                                  Common Stock                    Related to Options        Prepaid Consulting
                                       ----------------------------------            to Purchase             Services Paid in
                                           Shares                 Amount             Common Stock              Common Stock
                                       ----------------------------------         ------------------        ------------------
Balance at February 26, 1998
 (Date of inception)                                --             $       --         $         --              $           --

Issuance of common stock for
 services, weighted average price
 of $0.00                                    4,058,000                 10,200                   --                          --

Issuance of common stock for cash
 (net of offering cost of
 $149,000),$0.12                             1,013,600                119,000                   --                          --

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                     1,000,000                239,400                   --                          --

Net loss                                            --                     --                   --                          --
                                            ----------              ---------              --------                  ----------
Balance, December 31, 1998                   6,071,600                368,600                   --                          --

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, (net of
 offering costs of $163,000), $1.32            287,200                379,500                   --                          --

Stock options and warrants exercise
 price of $0.01                                 31,000                    400                   --                          --

Issuance of common stock for
 services, weighted average price
 of $1.50                                        5,200                  7,800                   --                          --

Issuance of warrants in
 connection with debt
 securities                                         --                 24,800                   --                          --

Stock based compensation
 related to granting options and
 warrants                                           --                296,500                   --                          --

Net loss                                            --                     --                   --                          --
                                            ----------              ---------              --------                  ----------

Balance, December 31, 1999                   6,395,000              1,077,600                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32              140,100                184,400                   --                          --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38              224,500                308,700                   --                          --

Issuance of common stock for
 cash, $0.30                                    81,200                 24,400                   --                          --

Stock options and warrants exercise
 price of $0.07                                390,600                 28,900                   --                          --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                     206,700                 67,500                   --                          --

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                            (222,900)              (334,400)                    --                         --

Issuance of common stock in
 satisfaction of promissory
 note payable, $0.37                            13,500                  5,000                    --                         --

Issuance of common stock for
 prepaid consulting services,
 $0.37                                         907,500                335,100                    --                   (335,100)

Amortization of prepaid
 consulting services                                --                     --                    --                    139,900

Stock based compensation
 related to options and
 warrants                                           --              1,334,300                    --                         --

Loan fees related to options
 to purchase common stock                           --                750,000             (750,000)                         --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 37,100                    --                         --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                     --                93,800                         --

Net loss                                            --                     --                    --                         --
                                            ----------              ---------             --------                  ----------
Balance, December 31, 2000                   8,136,200              3,818,600             (656,200)                   (195,200)

Issuance of common stock
 for cash (net of offering
 costs of $111,300,$0.40                     3,224,900              1,293,100                    --                         --

Stock options and warrants
 exercised,weighted average
exercise price of $0.19                        844,600                158,300                    --                         --

Issuance of common stock
 in satisfaction of
 accounts payable, $0.37                        67,600                 24,800                    --                         --

Satisfaction of accrued
 liabilities related to
 granting of warrants                               --                 18,100                    --                         --

Satisfaction of stockholder
 payables related to
 granting of warrants                               --                274,000                    --                         --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                416,600                212,800                    --                         --

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                             257,300                272,700                    --                         --

Amortization of prepaid
 consulting services                                --                     --                    --                    195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                154,600                 98,500                    --                         --

Stock based compensation
 related to granting of
 warrants and options                               --                416,600                    --                         --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 55,700                    --                         --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                    --                656,200                         --

Issuance of common stock
 for other receivable, $0.13                   800,000                104,000                    --                         --

Common shares due as a
 result of terminated
 consulting agreement,$0.78                    510,000                398,300                    --                         --

Issuance of common stock in
 exchange for termination
 of consulting agreement,$1.18                 150,000                177,000                    --                         --

Bad debt related to other
 receivable                                         --                     --                    --                         --

Net loss                                            --                     --                    --                         --
                                            -------------          -----------                -------                    -------
Balance, December 31, 2001                  14,561,800              7,322,500                    --                         --

Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                            7,809,400              2,147,300                     --                        --

Stock options and warrants exercised,
 weighted average exercise price
 of $0.01                                      280,000                  4,000                     --                        --

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                      72,100                 54,300                     --                        --

Issuance of common stock for services,
 weighted average price of $0.76               397,700                300,900                     --                        --

Stock based compensation related to granting
 of warrant and options                             --                 97,600                     --                        --

Issuance of common stock in satisfaction of
 accrued liabilities, $0.31                     54,100                 17,000                     --                        --

Common shares due from stockholder                  --                     --                     --                        --

Common shares received from stockholder
 and cancelled, $(0.47)                      (106,400)               (50,000)                     --                        --

Net loss                                            --                     --                     --                        --
                                            --------------       ------------               ------------            --------------
Balance December 31, 2002                   23,068,700              9,893,600                     --                        --

Issuance of common stock for cash
(net of offering costs of $223,000),
$0.16                                        5,562,700              9,893,600                     --                        --

Issuance of common stock for services,
weighted average price of $0.20                777,700                157,900                     --                        --

Issuance of common stock in satisfaction
of stockholder payables (including
interest of $5,200)                            163,700                 29,400                     --                        --

Stock based compensation related to
granting of warrants and options                    --                 93,900                     --                        --

Cancellation of common stock                   (50,000)                    --                     --                        --

Bad debt related to other receivable                --                     --                     --                        --

Net loss                                            --                     --                     --                        --
                                            ----------           ------------               ----------            ----------------
Balance December 31, 2003                   29,522,800           $ 11,080,200               $     --              $         --
                                            ==========           =============              ===========           ================

                See Accompanying Notes To Financial Statements




                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                    Accumulated
                                                                   Deficit During              Total
                                             Other                  Development            Stockholders'
                                           Receivable                   Stage                  Deficit
                                           ----------              --------------          -------------
Balance at February 26, 1998
 (Date of inception)                        $       --               $     --             $       --

Issuance of common stock for
 services, weighted average price
 of $0.00                                           --                      --                10,200

Issuance of common stock for cash
 (net of offering cost of $149,000),$0.12           --                      --               119,000

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                            --                      --               239,400

Net loss                                            --                (272,000)             (272,000)
                                              ----------              ---------             --------
Balance, December 31, 1998                          --                (272,000)               96,600

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999,( net of
 offering costs of $163,000), $1.32                 --                      --               379,500

Stock options and warrants exercise
 price of $0.01                                     --                      --                   400

Issuance of common stock for
 services, weighted average price
 of $1.50                                           --                      --                 7,800

Issuance of warrants in
 connection with debt
 securities                                         --                      --                24,800

Stock based compensation
 related to options and
 warrants                                           --                      --               296,500

Net loss                                            --              (1,098,200)          (1,098,200)
                                             ----------             -----------             --------

Balance, December 31, 1999                          --              (1,370,200)            (292,600)

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32                   --                       --              184,400

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38                   --                       --              308,700

Issuance of common stock for
 cash, $0.30                                        --                       --               24,400

Stock options and warrants exercise
 price of $0.07                                     --                       --               28,900

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                          --                       --               67,500

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                                   --                       --             (334,400)

Issuance of common stock in
 satisfaction of promissory
 note                                               --                       --                5,000

Issuance of common stock for
 prepaid consulting services,
 $0.37                                              --                       --                   --

Amortization of prepaid
 consulting services                                --                       --              139,900

Stock based compensation
 related to options and
 warrants                                           --                       --            1,334,300

Loan fees related to options
 to purchase common stock                           --                       --                   --

Deemed interest expense
 related to conversion
 feature of note payable                            --                       --               37,100

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                       --               93,800

Net loss                                            --                  (2,635,700)       (2,635,700)
                                               ----------                ---------         ----------

Balance, December 31, 2000                          --                  (4,005,900)       (1,038,700)

Issuance of common stock
 for cash (net of offering
 costs of $111,300),$0.40                          --                         --           1,293,100

Stock options and warrants
 exercised,weighted average
exercise price of $0.19                            --                         --             158,300

Issuance of common stock
 in satisfaction of
 accounts payable,$0.37                            --                         --              24,800

Satisfaction of accrued
 liabilities related to
 granting of warrants                              --                         --              18,100

Satisfaction of stockholder
 payables related to
 granting of warrants                              --                         --             274,000

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                    --                         --             212,800

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                                 --                         --             272,700

Amortization of prepaid
 consulting services                               --                         --             195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                    --                         --              98,500

Stock based compensation
 related to granting of
 warrants and options                              --                        --              416,600

Deemed interest expense
 related to conversion
 feature of note payable                           --                        --               55,700

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                             --                        --              656,200

Issuance of common stock
 for other receivable, $0.13                 (104,000)                       --                   --

Common shares due as a
 result of terminated
 consulting agreement, $0.78                 (398,300)                       --                   --

Issuance of common stock in
 exchange for termination
 of consulting agreement, $1.18                    --                        --              177,000

Bad debt related to other
 receivable                                   104,000                        --              104,000

Net loss                                          --                 (2,971,500)          (2,971,500)
                                         ------------                 -----------        -----------

Balance, December 31, 2001                  (398,300)                (6,977,400)             (53,200)

Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                                --                         --             2,147,300

Stock options and warrants exercised,
 weighted average exercise
 price of $0.01                                  --                         --                  4,000

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                       --                          --                54,300

Issuance of common stock for services,
 weighted average price of $0.76                 --                          --               300,900

Stock based compensation related to
 granting of warrant                             --                          --                97,600

Issuance of common stock in satisfaction
 of accrued liabilities, $0.31                   --                          --                17,000

Common shares due from stockholder          (50,000)                         --              (50,000)

Common shares received from stockholder
 and cancelled,$(0.47)                       50,000                          --                    --

Net loss                                         --                   (2,514,300)          (2,514,300)
                                         --------------              -------------         -----------
Balance December 31, 2002                  (398,300)                  (9,491,700)               3,600

Issuance of common stock for cash
(net of offering costs of $223,000),
$0.16                                            --                           --              905,400

Issuance of common stock for services,
weighted average price of $0.20                  --                           --              157,900

Issuance of common stock in satisfaction
of stockholder payables (including
interest of 5,200)                               --                           --               29,400

Stock based compensation related to
granting of warrants and options                 --                           --               93,900

Cancellation of common stock                     --                           --                   --

Bad debt related to other receivables       398,300                           --              398,300

Net loss                                         --                   (2,563,800)          (2,563,800)
                                          -----------                ------------          -----------
Balance, December 31, 2003                     $ --                 $(12,055,500)          $ (975,300)
                                          ===========                ============          ===========

               See Accompanying Notes To Financial Statements


                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                February 26, 1998
                                                                       Year ended                              (Inception) Through
                                                                    December 31, 2003           2002            December 31, 2002
                                                                    -----------------        -----------        -----------------
Cash flows from operating activities:
        Net loss                                                   $    (2,563,800)      $    (2,514,300)      $  (12,055,500)
        Adjustments to reconcile net loss to net
         cash used in operating activities:
                Stock based compensation                                   251,800               398,500            3,326,300
                Depreciation                                                 1,900                 2,000                8,200
                Deemed interest expense                                         --                    --               98,000
                Interest expense paid in common stock                        5,200                    --              117,300
                Amortization of discount and loan fees
                        on notes payable                                        --                    --              774,800
                Bad debt related to other receivables                      398,300                    --              502,300
        Changes in operating assets and liabilities:
                Change in prepaid expenses and other assets                 21,000                  (200)             (18,400)
                Change in bank overdraft                                        --                    --                   --
                Change in accounts payable                                 185,500                19,800              289,500
                Change in accrued liabilities                              152,100               (10,100)             216,500
                                                                       -----------           -----------          -----------
                        Net cash used by operating activities           (1,548,000)           (2,104,300)           (6,741,000)

Cash flows from investing activities:
        Purchase of fixed assets                                                --                    --               (9,800)
                                                                       -----------           -----------          -----------
                        Net cash provided by investing activities               --                    --               (9,800)

Cash flows from investing activities:
        Purchase of fixed assets                                                --                    --               (9,800)

                       Net cash provided by investing activities                --                    --               (9,800)

Cash flows from financing activities:
        Change in stockholder payables                                     505,300              (163,000)             831,200
        Proceeds from issuance of common stock                             905,400             2,151,300            5,792,800
        Proceeds from borrowing on notes payable                                --                    --              323,100
        Principal payments on notes payable                                     --                    --              (97,400)
        Principal payments on stock subject to rescission                       --               (21,000)             (41,500)
        Change in other receivables                                             --               (50,000)             (50,000)
                                                                       -----------           -----------          -----------
                        Net cash provided by financing activities        1,410,700             1,917,300            6,758,200
                                                                       -----------           -----------          -----------

Net increase (decrease) in cash and cash equivalents                      (137,000)             (187,000)               7,400

Cash and cash equivalents, beginning of period                             144,700               331,700                   --
                                                                       -----------           -----------          -----------

Cash and cash equivalents, end of period                           $         7,400       $       144,700      $         7,400
                                                                       ===========           ===========          ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                 $           800       $           800      $         4,800
                                                                       ===========           ===========          ===========
        Cash paid for interest                                     $         1,200       $           900      $        12,900
                                                                       ===========           ===========          ===========
Schedule of non-cash financing activities
 Issuance of warrants in connection with debt securities           $            --       $            --      $        24,800
                                                                       ===========           ===========          ===========
Principal payments on notes payable through the
 issuance of common stock                                          $            --       $            --      $         5,000
                                                                       ===========           ===========          ===========
Rescission of common stock related to Reg D offering
 dated September 1, 1999 and February 2, 2000                       $            --       $            --      $       344,400
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of
 promissory note issued as a result of rescission offering         $            --       $            --      $        67,500
                                                                       ===========           ===========          ===========
Issuance of common stock for prepaid consulting services           $            --       $            --      $       335,100
                                                                       ===========           ===========          ===========
Loan fees related to options to purchase common stock              $            --       $            --      $       750,000
                                                                       ===========           ===========          ===========
Issuance of common stock in exchange for termination
 of consulting agreement                                           $            --       $            --      $       398,300
                                                                       ===========           ===========          ===========
Issuance of common stock in exchange for
 other receivable                                                  $            --       $            --      $       104,000
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of
 accounts payable                                                  $            --       $            --      $        24,800
                                                                       ===========           ===========          ===========
Satisfaction of accrued liabilities related to granting
 of warrants                                                       $            --       $            --      $        18,100
                                                                       ===========           ===========          ===========
Satisfaction of stockholder payables related to granting
 of warrants and options                                           $            --       $            --      $       274,000
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of convertible
 note payable - related party (excluding interest of
 $82,700)                                                          $            --       $            --      $       190,000
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of promissory
 note issued as a result of rescission offering
 (excluding interest of $34,600)                                   $            --       $            --      $       178,200
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of promissory
 note issued as a result of rescission offering
 (including accrued interest of $7,200)                            $            --       $        54,300      $        54,300
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of accrued
 liabilities                                                       $            --       $        17,000      $        17,000
                                                                       ===========           ===========          ===========
Issuance of common stock in satisfaction of stockholder
 payables (excluding interest of $5,200)                           $        24,200       $            --      $        24,200
                                                                       ===========           ===========          ===========

 See Accompanying Notes To Financial Statements


                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINACIAL STATEMENTS
                                       .
  1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

 Description of business - Human BioSystems (formerly known as HyperBaric Systems) (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the sixth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

 Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,564,000 for the year ended December 31, 2003. The Company is in the sixth year of research and development, with an accumulated loss during the development stage of approximately $12,056,000. As of December 31, 2003, management is uncertain as to the completion date or if the product will be completed at all.

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

 In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock from 45,000,000 to 145,000,000.

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

 Cash -The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2003 the Company had no uninsured cash balance.


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

 Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $18,000 and $70,500 were incurred for the years ended December 31, 2003 and 2002, respectively.

 Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 As of December 31, 2003, the Company has available net operating loss carry forwards that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

 Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

 Stock-based compensation (continued) - The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                2003                    2002
                                             ----------              ----------

 Net loss, as reported                   $    (2,563,800)         $  (2,514,300)
 Add: Stock-based employee compensation
   expense included in reported loss,
   net of related tax effects                         --                 35,600
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based methods for all awards,
   net of related tax effects                    (23,200)              (277,800)
                                         ----------------         --------------
 Pro forma net loss                      $    (2,587,000)         $  (2,272,100)
                                         ================         ==============
 Net loss per common share
   Basic and diluted loss, as reported   $         (0.10)         $       (0.14)
                                         ================         ==============
   Basic and diluted loss, pro forma     $         (0.10)         $       (0.12)
                                         ================         ==============
 As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception). Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

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

 Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2003 and 2002, options and warrants to purchase 3,168,100 and 2,752,400 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

 Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

 New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

 In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be
 applied prospectively.   The adoption of SFAS No. 144 did not have a material
 impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

 In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

 In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

 In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

 2.     FIXED ASSETS

        A summary of fixed assets as of December 31, 2003 are as follows:

        Equipment                         $       9,800
        Less:  accumulated depreciation           8,200
                                          --------------
                                          $       1,600
                                          ==============

 3.     RELATED PARTY TRANSACTIONS

 The Company has entered into various stock purchase agreements and employment contracts with stockholders of the Company. As of December 31, 2003, the following transactions and/or agreements have been consummated:

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

 In September 1998, the Company issued 600,000 shares of common stock to its legal counsel at their fair market value of $0.25 per share for services rendered in connection with a private placement and $600 cash for an aggregate value of $150,000. Since the services related to the offering, the $149,400 cost has been recorded as a cost of the offering. There was no effect on operations.

 The Company entered into an employment agreement with David Lucas on January 1, 1999, whereby Mr. Lucas as Scientific Director oversees the research and development efforts of the Company with compensation at $3,000 per month. During October 2003, Mr. Lucas resigned.

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

 During April 2003, the Company issued 74,200 shares of common stock to a stockholder and director of the Company in satisfaction of $10,000 in principal of a promissory note and $4,700 in interest.

 During May 2003, the Company issued 38,400 shares of common stock to a stockholder and director of the Company in satisfaction of $5,000 in principal of a promissory note and $400 in interest.

 During July 2003, the Company issued 51,100 share of common stock to a stockholder and director of the Company in satisfaction of $9,200 in principal of a promissory note and $100 in interest.

 During fiscal year 2003, the Company accrued an additional wages and accrued vacation to stockholders totaling $436,600 and $38,800, respectively. As of December 31, 2003 the balance in stockholder payables, totaling $82,600 consists of the following:

 Wages payable to stockholder employees                   $   453,200

 Accrued vacation payable for stockholder employees           104,800

 Promissory note payable to stockholder and director
 unsecured, interest of 10%, due on demand                      5,000

 Accrued interest related to promissory note payable              700
                                                          -----------
                                                          $   563,700
                                                          ===========

 4.     COMMON STOCK

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

 All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities and Exchange Commission (the (SEC) on September 9, 1998.

 On June 21, 1999, the stockholders approved an increase in the authorized number of shares of common stock from 10,000,000 to 50,000,000 shares.

 During fiscal year 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated September 1, 1999 and was effectively terminated on June 15, 2000. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000 and 1999, 140,100 and 287,200 shares of common stock, respectively, were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $1.50 per share.

 In May and December 1999, the Company issued 5,200 shares valued at $1.50 per share to two unrelated parties for services rendered.

 During fiscal year 2000, the Company undertook a private placement, under Regulation D, Rule 506 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated February 2, 2000 and was effectively terminated on June 15, 2000. Each two shares had a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000, 224,500 shares of common stock were sold under the terms of this private placement.

 The Company issued 206,700 shares of common stock during fiscal year 2000 related to conversion of promissory notes, totaling $67,500 resulting from the June 15, 2000 Rescission Offer.

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

 The Company issued 416,600 shares of common stock during the first quarter of 2001 related to conversion of promissory notes, totaling $218,800 resulting from the June 15, 2000 Rescission Offer.

 The Company issued 800,000 shares of common stock in April 2001 related to a stock purchase agreement totaling $104,000, which has not been collected as of December 31, 2001, as discussed in Note 6.

 The Company issued 510,000 shares of common stock in January 2001 for a consulting agreement that was terminated in August 2001, as discussed in Note 6.

 The Company issued 150,000 shares of common stock in September 2001 in exchange for a termination of a consulting agreement as discussed in Note 6.

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

 During the first and second quarters of 2003, the Company issued 299,700 shares with a weighted average fair value of $0.20 per share to 19 unrelated parties recorded as stock based compensation totaling $61,300.

 During the third and forth quarters of 2003, the Company issued 478,000 shares with a weighted average fair value of $0.14 per share to 10 unrelated parties recorded as stock based compensation totaling $96,600.

 As of December 31, 2003, 4,440,500 shares of the Company's common stock are issued and held in trust accounts. The trust accounts were set up to receive and hold cash from investors in exchange for shares of common stock. These shares will be recognized as outstanding upon receipt of cash or other consideration.

 5.     STOCK OPTION PLANS AND WARRANTS

        The Company adopted the following plans during 1998:

        Statutory Incentive Stock Option Plan

 The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2003, 600,000 shares have been authorized for option grants.

 A summary of the status of this plan as of December 31, 2003, and changes during the period from February 26, 1998 (date of inception) to December 31, 2003 is presented in the following table:

                                        Shares                           Weighted
                                     Available for          Options       Average
Exercise                                 Grant             Outstanding     Price
--------                             -------------         -----------   --------

Authorized, February 26, 1998
  (date of inception)                      600,000                  --    $    --
Granted                                   (250,000)            250,000       0.07
                                         ---------            --------     ------
Balance, December 31, 1998                 350,000             250,000       0.07
Granted                                   (325,000)            325,000       0.58
Forfeited                                   75,000             (75,000)      0.50
                                         ---------            --------     ------
Balance, December 31, 1999                 100,000             500,000       0.34
Granted                                    (75,000)             75,000       1.50
Exercised                                       --            (152,000)      0.03
Forfeited                                       --                  --         --
                                         ---------            --------     ------
Balance, December 31, 2000                  25,000             423,000       0.67
Granted                                   (150,000)            150,000       0.23
Forfeited                                  150,000            (150,000)      0.72
                                         ---------            --------     ------
Balance, December 31, 2001                  25,000             423,000       0.53
Granted                                         --                  --         --
Forfeited                                       --                  --         --
                                         ---------            --------     ------
Balance, December 31, 2002                  25,000             423,000       0.53
Granted                                         --                  --         --
Forfeited                                  150,000            (150,000)      0.50
Expired                                     48,000             (48,000)      0.03
                                         -----------          ---------   --------
Balance, December 31, 2003                 223,000             225,000    $  0.65
                                         ===========          =========   ========

 The weighted-average fair value of statutory stock options granted during 2003 and 2002 was $-- and $--, respectively.


 The following table summarizes information about statutory stock options outstanding as of December 31, 2003:

           Options Outstanding                        Options Exercisable
-----------------------------------------    ----------------------------------
                                Weighted
                 Number          Average       Weighted      Number     Weighted
Range of      Outstanding       Remaining      Average     Exercisable  Average
Exercise         as of         Contractual    Exercise        as of     Exercise
Prices         12/31/03           Life          Price       12/31/03      Price
--------      -----------      -----------    ---------    ----------   --------

0.23 - 0.50    150,000          2.2 years        0.23        150,000       0.23
1.50            75,000          1.5 years        1.50         75,000       1.50
              ---------                       ---------     ---------    -------
               225,000                        $  0.65        225,000    $  0.65
              =========                       =========     =========    =======
 Compensation expense under APB No. 25 relating to statutory options that became exercisable in 2003 and 2002 was $-- and $--, respectively.

 Employees may exercise their options to purchase their shares according to the following schedule:

                                          Rocky Umar            All others
                                          ----------            ----------
        at inception                          20%                    -
        after 1st year                        24%                   30%
        after 2nd year                        32%                   30%
        after 3rd year                        24%                   40%

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

 A summary of the status of this plan as of December 31, 2003 and changes during the period from February 26, 1998 (date of inception) to December 31, 2003 is presented in the following table:

                                                                       Weighted
                                      Shares                            Average
                                     Available         Options         Exercise
                                     For Grant       Outstanding         Price
                                   -----------      ------------      ---------
Authorized, February 26, 1998,
   (date of inception)               2,000,000               --      $      --
Granted                               (800,000)         800,000           0.24
                                    ----------         --------          -----
Balance, December 31, 1998           1,200,000          800,000           0.24
Granted                               (142,500)         142,500           0.32
Exercised                                   --          (31,000)          0.01
Forfeited                              350,000         (350,000)          0.50
                                    ----------         --------          -----
Balance, December 31, 1999           1,407,500          561,500           0.12
Granted                               (382,500)         382,500           0.84
Exercised                                   --         (197,000)          0.06
Forfeited                                   --               --             --
                                    ----------         --------          -----
Balance, December 31, 2000           1,025,000          747,000           0.40
Granted                               (300,000)         300,000           0.29
Exercised                                   --         (249,000)          0.05
Forfeited                                   --              --              --
                                    ----------         --------          -----
Balance, December 31, 2001             725,000          798,000           0.56
Granted                                     --               --             --
Exercised                                   --          (20,000)          0.07
Forfeited                                   --               --           0.03
                                    ----------         --------          -----
Balance, December 31, 2002             725,000          778,000           0.58
Granted                                     --               --             --
Forfeited                               75,000          (75,000)          0.32
Expired                                 73,000          (73,000)          0.03
                                   ------------        ---------         ------
Balance, December 31, 2003             873,000          630,000      $    0.67
                                   ============        =========         ======
 The weighted-average fair value of non-statutory stock options granted during 2003 and 2002 was $-- and $--, respectively.

 The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2003:

           Options Outstanding                        Options Exercisable
-----------------------------------------    -----------------------------------
                                Weighted
                 Number          Average       Weighted      Number     Weighted
Range of      Outstanding       Remaining      Average     Exercisable  Average
Exercise         as of         Contractual    Exercise        as of     Exercise
Prices         12/31/03           Life          Price       12/31/03      Price
--------      -----------      -----------    ---------    ----------   --------

$ 0.01 - 0.25      97,500         1.0 years    $   0.09       97,500  $    0.09
  0.28            225,000         1.8 years        0.28      225,000       0.28
  0.30 - 0.54     105,000         0.5 years        0.44      105,000       0.44
  1.50            202,500         1.1 years        1.50      202,500       1.50
                ----------                     ---------    --------     -------
                  630,000                      $   0.67      630,000  $    0.67
                ==========                     =========    ========     =======
 Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2003 and 2002 was $-- and $--, respectively.

        The Company adopted the following plan during 2001:

 Stock Options Plan

 The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2003, 5,000,000 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2003 and 2002, the Company granted -- and 474,000 statutory options, respectively, and 305,000 and 95,000 non-statutory options, respectively. As of December 31, 2003, outstanding statutory and non-statutory options total 399,000 and 400,000, respectively.

 A summary of the status of this plan as of December 31, 2003 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2003 is presented in the following table:


                                      Shares                            Average
                                     Available         Options         Exercise
                                     For Grant       Outstanding         Price
                                   -----------      ------------      ---------
Authorized, August 4, 2001,
(date of inception)                  1,585,500               --      $      --
Granted                               (225,000)         225,000           0.35
Forfeited                                   --               --             --
                                     ---------          -------          -----
Balance, December 31, 2001           1,360,500          225,000           0.35
Granted                               (569,000)         569,000           0.41
Forfeited                               75,000          (75,000)          0.85
                                     ---------          -------          -----
Balance, December 31, 2002             866,500          719,000           0.41
Granted                               (305,000)         305,000           0.15
Forfeited                               75,000          (75,000)          0.54
Expired                                150,000         (150,000)          0.13
Authorization of additional shares   3,414,500               --             --
                                     ---------         ---------        --------
Balance, December 31, 2003           4,201,000          799,000      $    0.35
                                     =========         =========        ========
 The weighted-average fair value of non-statutory stock options granted during 2003 and 2002 was $0.07 and $0.34, respectively. The weighted-average fair value of statutory stock options granted during 2003 and 2002 was $-- and $--, respectively.

 The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2003:

           Options Outstanding                        Options Exercisable
-----------------------------------------    -----------------------------------
                                Weighted
                 Number          Average       Weighted      Number     Weighted
Range of      Outstanding       Remaining      Average     Exercisable  Average
Exercise         as of         Contractual    Exercise        as of     Exercise
Prices         12/31/03           Life          Price       12/31/03      Price
--------      -----------      -----------    ---------    ----------   --------

$ 0.10 - 0.17     305,000         3.8 years      $ 0.13       187,500  $    0.11
  0.34 - 0.54     494,000         3.2 years        0.48       402,300       0.47
                  --------                        ------      -------     -------
                  799,000                        $ 0.35       589,800  $    0.35
                  =======                         ======      =======     =======

 The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2002 and 2001; no dividend yield; expected volatility of 121% and 300%, risk free interest rates of 1.5% and 4.4%, expected lives of 1.0 and 2.6 years for all plan options.

 The following table summarizes information about non-statutory and statutory stock options granted during the year ended December 31, 2003:

                 Exercise price
                 Equals,
                 Exceeds or is
Number of         Less Than
Options          Mkt. Price of      Weighted-       Range of     Weighted-
Granted          Stock on           Average        Exercise    Average Fair
During 2003     Grant Date       Exercise Price     Prices        Value
-----------   --------------     --------------   ----------   -----------
125,000         Equals          $    0.16         $0.16 - 0.17     $  0.16
     --         Exceeds                --              --               --
180,000         Less Than            0.13          0.13 - 0.15        0.19
-------                        ---------------                --------------
305,000                         $    0.15                          $  0.18
=======                        ===============                ==============
 Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2003 and 2002 was $12,400 and $52,300, respectively. Compensation expense under APB No. 25 relating to these stock options that became exercisable in 2003 and 2002 was $-- and $35,500, respectively.

 Stock Purchase Warrants

 In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2003:

                                                                 Weighted
                                                                  Average
                                      Warrants                    Exercise
                                    Outstanding                   Price
                                  -------------                ------------
Balance, February 26, 1998
   (date if inception)                      -                  $       -
Granted                               100,000                       0.38
                                   ----------                     ------
Balance, December 31, 1998            100,000                       0.38
Granted                               942,800                       1.62
                                   ----------                     ------
Balance, December 31, 1999          1,042,800                       1.50
Granted                             1,398,600                       1.20
Exercised                             (41,600)                      0.34
Expired                              (900,000)                      1.38
Forfeited                             (75,800)                      2.50
                                   ----------                     ------
Balance, December 31, 2000          1,424,000                       2.36
Granted                               995,500                       0.25
Exercised                            (595,600)                      0.24
Expired                               (20,000)                      1.50
Forfeited                             (35,600)                      2.50
                                   ----------                     ------
Balance, December 31, 2001          1,768,300                       0.99
Granted                                80,000                       0.72
Exercised                            (260,000)                      0.01
Expired                              (200,000)                      2.42
Forfeited                                  --                         --
                                   ----------                     ------
Balance, December 31, 2002          1,388,300                       0.95
Granted                               500,000                       0.16
Expired                              (165,000)                      0.87
                                   -----------                    ------
Balance, December 31, 2003          1,723,300                  $    0.73
                                   ===========                    =======

 The weighted average fair value of warrants granted during 2003 and 2002 was $0.16 and $0.50, respectively.

 The following table summarizes information about warrants outstanding at December 31, 2003:


                                Weighted
                 Number          Average          Number
Range of      Outstanding       Remaining       Exercisable
Exercise         as of         Contractual         as of
Prices         12/31/03           Life           12/31/03
--------      -----------      -----------      ----------
$ 0.01            233,300         2.5 years      233,300
  0.15            450,000         1.3 years      450,000
  0.21 - 0.72     330,000         0.7 years      330,000
  1.50            710,000         5.9 years      710,000
               -----------                     ------------
                1,723,300                      1,723,300
               ===========                    ============
 The following table summarizes information about warrants granted during the year ended December 31, 2003:

                Exercise price
                 Equals,
                 Exceeds or is
Number of         Less Than
Options          Mkt. Price of      Weighted-       Range of     Weighted-
Granted          Stock on           Average        Exercise    Average Fair
During 2003     Grant Date       Exercise Price     Prices        Value
-----------   --------------     --------------   ----------   -----------
       --          Equals              $    --    $       --      $     --
  150,000         Exceeds                 0.17    0.15 - 0.21         0.15
  350,000         Less Than               0.15        0.15            0.20
----------        ---------             ------   -----------    -----------
  500,000                              $  0.16                    $   0.19
==========                             ========                 ===========
The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2003 and 2002; no dividend yield; expected volatility of 259% and 300%; risk free interest rates of 1.3% and 4.4%; and expected lives of 1.1 and 1.5 years. Compensation expense relating to warrants granted for services in 2003 and 2002 was $81,500 and $9,800.

 6.     OTHER RECEIVABLES, NET

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

 In August 2001, the Company received and cancelled 200,000 shares from the Consultant, while the remaining 510,000 shares remain outstanding. The 710,000 shares were originally expensed in the amount of $554,500 as stock based compensation in January 2001. As no services were performed by the Consultants, the Company reversed the entire expense of $554,500 while recording an other receivable of $398,300 for the 510,000 outstanding shares. As the collection of the shares is uncertain, the Company has fully allowed for the $398,300 as of December 31, 2003.

 7.     COMMITMENTS AND CONTINGENCIES

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

 8.     SUBSEQUENT EVENTS

 During January 2004, the Company borrowed $10,000 from a director and stockholder of the Company. The promissory notes are unsecured, bears interest at 10% per annum, and are due on demand.

 During January and February 2004, the Company issued 840,600 shares of the Company's common stock for services totaling $153,400.

 During January, February and March 2004, a director and stockholder of the Company converted $5,000, $5,000 and $5,000 promissory notes into 35,714, 50,000 and 41,667 shares, respectively, of the Company's common stock..

 During February 2004, the Company granted options to purchase 1,000,000 shares of the Company's common stock at $0.11 per share to various directors and employees. The options vest 30% upon grant, 30% after one year, 40% after two years, and expire in five years. The options are valued at $20,000 under APB No. 25.

 During February and March 2004, the Company borrowed $2,000 and $2,500, respectively, from a director and stockholder of the Company. The promissory notes are unsecured, bear interest at 10% per annum, and are due on demand.

 During March 2004, the Company issued 5,266,900 shares of common stock for stockholder payables consisting of accrued wages and vacation to stockholder employees totaling $579,400.

 During March 2004, the Company issued 358,100 shares of common stock for accounts payable and accrued liabilities totaling $39,400.

 ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANT AND ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

 ITEM 8A.    CONTROLS AND PROCEDURES.

 Based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

 PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2003:

 Name                   Age     Position
 ----------             ----    --------------
 Harry Masuda            59     President, Chief Executive Officer, and a
                                    Director
 Paul Okimoto            68     Chairman of the Board, Secretary and Executive
                                Vice President
 Rocky Umar              68     Vice President, Strategic Planning
 Robert Strom            61     Vice President, Marketing and Sales
 Dr. Luis Toledo         59     Chief Medical Officer
 George Tsukuda          59     Director
 Leonid Babak            54     Branch Chief of Russian Operations
 Victor Ivashin          57     Chief Technology Officer

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

 Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee or any other committee of the Board of Directors. The responsibilities of these Committees are fulfilled by our Board of Directors. In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act of 1933, as amended, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members. We hope to add qualified independent members of our Board of Directors later in 2004, depending upon our ability to reach and maintain financial stability.

Directors' Compensation

Directors who are also our employees receive no additional compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2003 and 2002. Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2003, Messrs. Masuda and Tsukuda did not timely file certain Form 4s.

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Once adopted, a copy of our code of ethics may be obtained free of charge by writing to us. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.



ITEM 10.       EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer (the "Named Executive Officer") during the years ended December 31, 2003, 2002 and 2001. No other executive officer received cash compensation in excess of $100,000 during these years.

Summary Compensation Table (1)

Annual Compensation

                                            Year        Salary

 H. Masuda, Chief Executive Officer         2003    $   68,825
                                            2002    $  214,126 (2)
                                            2001    $   66,000

 (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

 (2)  Includes $55,126 accrued in 2001 but not paid until 2002.

 Option/SAR Grants in Last Fiscal Year

        No options or stock appreciation rights were granted to the Named Executive Officer during the year ended December 31, 2003.

 Option Exercises and Year-End Option Values

        No options were exercised by the Named Executive Officer during the year ended December 31, 2003, and at December 31, 2003, he did not hold any options to purchase our common stock.

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

In January 2000, we entered into an employment agreement with Vladimir Serebrennikov, employing him as the Technical Director of Preservation Systems for a minimum one-year term. The agreement provides for the payment to Mr. Serebrennikov of $500 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones set forth in the employment agreement. We agreed with Mr. Serebrennikov to terminate the employment agreement in September 2003.

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

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2002, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters.

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

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2004, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group. All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at March 31, 2004, was 29,744,077.

 Name and Address of            Number of Shares Owned        Percent of Shares
 Principal Shareholders                                       Outstanding
 -----------------------        --------------------------   -----------------
 Harry Masuda
 1127 Harker Avenue
 Palo Alto, CA 94301                  2,763,089                   9.17%

 YN Faarkaghyn Shiaght Lorne;
 House Trust Limited(1)
 669 35th Street
 Richmond, CA 94805                    877,500                    2.91%

 Paul Okimoto
 669 35th Street
 Richmond, CA  94805                   827,199                    2.75%

 Leonid Babak
 31 Apt. 16;
 Novaja Zarja St.
 Krasnoyarsk, Russia
 66028                                 877,500                    2.91%

 Meiswinkel Investment Group, L.P.(2)
 2060 Newcomb Avenue
 San Francisco, CA 94124             7,143,452                    23.71%

 All Officers and Directors as
 a Group (eight persons)            11,049,946                    36.67%

(1)Includes options to purchase 45,000 shares of common stock exercisable within 60 days of December 31, 2003.

(2)Paul Okimoto, an officer and director of the Company, acted as Trustee in receiving and forwarding these shares to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd. Mr. Okimoto expressly disclaims beneficial ownership of said shares.

(3)Includes options to purchase 45,000 shares of common stock exercisable within 60 days of December 31, 2003.

(4)Includes warrrants to purchase 300,000 shares of common stock exercisable within 60 days of December 31, 2003.

 As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 36.67% of our outstanding common stock.
 As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

In June 1998, we entered into an employment agreement with Vladimir Serebrennikov, employing him as the Technical Director of Preservation Systems for a minimum one-year term. The agreement provides for the payment to Mr. Serebrennikov of $400 per month, which salary may be adjusted, with a bonus of $25,000 upon the successful completion of project milestones set forth in the employment agreement. On the same date, we entered into an Agreement of Assignment of Patent and Technology with Mr. Serebrennikov, wherein Mr. Serebrennikov assigned to us the entire worldwide right, title and interest in and to his technology for preserving and transporting biologic and non-biologic material and in and to all of his discoveries, concepts and ideas, whether patentable or not. Pursuant to this agreement, Mr. Serebrennikov received 877,500 shares, valued at $0.0025 per share, of our restricted common stock. We agreed with Mr. Serebrennikov to terminate the employment agreement in September 2003.

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

 EXHIBIT
 NUMBER             DESCRIPTION                  LOCATION
 ----------------------------------------------------------------
 3(i)        Articles of Incorporation   Incorporated by reference to
                                         Exhibit to the Registrant's
                                         Form 10-SB Registration Statement
                                         filed on December 8, 1999 (No. 2.1)

 3(ii)       Bylaws                      Incorporated by reference to
                                         Exhibit to the Registrant's
                                         Form 10-SB Registration Statement
                                         filed on December 8, 1999 (No. 2.2)

 4          Instruments defining the     Incorporated by reference to
            rights of holders, incl.     Exhibit to the Registrant's
             Indentures.                 Form 10-SB Registration Statement
                                         filed on December 8, 1999 (No. 3)

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


 31.1      Rule 13a-14(a)/15d-14(a) Certifications.


 32.1      Section 1350 Certifications.


 (b) Reports on Form 8-K.   No Current Reports on Form 8-K were filed during the
 quarter ended December 31, 2002.

 ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2003 and 2002:

                               2003            2002
                          -------------   -------------
Audit Fees                $  25,087         $ 35,009
Audit-Related Fees        $   3,840         $  5,273
Tax Fees                  $   1,500         $  1,500
All Other Fees            $    -0-          $   -0-
                          -----------     -------------
   TOTAL                  $  30,427         $ 41,782


Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2003 and 2002, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Of these amounts, $3,000 was related to tax compliance services for review of federal and state tax returns for both 2003 and 2002.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

In the past, our Board of Directors has reviewed and approved the fees to be paid to the auditors. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. We believe that the fees negotiated in the past with the auditors were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

 SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.

 HUMAN BIOSYSTEMS
   /s/ Harry Masuda
   ----------------
       Harry Masuda
  Chief Executive Officer

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

 Signature                       Title               Date

 /s/ Harry Masuda
 ----------------
     Harry Masuda            Chief Executive Officer         April 14, 2004
                           and Chief Financial Officer


 /s/ Paul Okimoto
 ----------------
     Paul Okimoto           Chairman and Executive           April 14, 2004
                           Vice President


 /s/ George Tsukuda
-------------------
     George Tsukuda         Director                         April 14, 2004