Form 10QSB
period 2004-03-31
HUMAN BIOSYSTEMS INC
filed 2004-05-17
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At March 31, 2004, the registrant had outstanding 36,468,600 shares of common stock, no par value.


Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================
                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                          PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of March 31, 2004................F-2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Month Periods Ended March 31, 2004 and 2003
and the Period from February 26, 1998 (Inception) through March 31, 2004...F-3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Three Months Ended March 31, 2004..................................F-4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2004 and 2003, and the Period from February 26, 1998 (Inception) through March 31, 2004...F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)..........................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........4

ITEM 3.  CONTROLS AND PROCEDURES............................................13

PART II - OTHER INFORMATION.................................................14

ITEM 1.  LEGAL PROCEEDINGS..................................................14

ITEM 2.  CHANGES IN SECURITIES..............................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

ITEM 5.  OTHER INFORMATION..................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURES .................................................................14
==============================================================================




                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                 (UNAUDITED)
                                     ASSETS


Current assets
        Cash                                                            $   32,600
        Prepaid expenses and other current assets                           14,700
                                                                        ----------
                Total current assets                                        47,300

Fixed assets, net                                                            1,100
                                                                        ----------

Total assets                                                            $   48,400
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  271,300
        Accrued liabilities                                                136,200
        Stockholder payables                                                89,000
                                                                        ----------
                Total current liabilities                                  496,500
                                                                        ----------
Total liabilities                                                          496,500

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 40,389,600 shares
           and 36,468,600 issued and outstanding                        12,345,000
    Accumulated deficit during development stage                       (12,793,100)
                                                                        ----------
                Total stockholders' deficit                               (448,100)
                                                                        ----------

Total liabilities and stockholders' equity                              $   48,400
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three Months Ended                February 26, 1998
                                                                              March 31,                   (Inception) Through
                                                                     2004                2003                March 31, 2004
                                                                ---------------        -----------         -----------------

Revenue                                                           $         --        $         --             $          --

Operating expenses
        General and administrative
                Stock based compensation                               176,500              83,000              3,502,800
                Other general and administrative expenses              144,700             420,300              4,953,400
                                                                    -----------         -----------            ----------
        Total general and administrative                               321,200             503,300              8,456,200
        Research and development                                        44,200              88,800              1,754,500
        Sales and marketing                                             31,500              53,900                680,500
                                                                   -----------         -----------             ----------
                Total operating expenses                               396,900             646,000             10,891,200
                                                                   -----------         -----------             ----------
Loss from operations                                                  (396,900)           (646,000)           (10,891,200)

Other income (expense)
        Loan fees                                                           --                  --               (750,000)
        Bad debt related to other receivable                                --                  --               (502,300)
        Interest income                                                     --                  --                  2,700
        Interest expense                                              (340,700)               (400)              (647,500)
                                                                   -----------         -----------             ----------
Loss before provision for income taxes                                (737,600)           (646,000)           (12,788,300)

Provision for income taxes                                                  --                  --                  4,800
                                                                   -----------         -----------             ----------

Net loss                                                          $   (737,600)       $   (646,400)          $(12,793,100)
                                                                   ===========         ===========           =============

Basic and diluted loss per common share                           $      (0.02)       $      (0.03)             $   (1.51)
                                                                   ===========         ===========           =============
Basic and diluted weighted average
        common shares outstanding                                   31,272,300          24,566,000              8,480,700
                                                                   ===========         ===========           =============

               See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                    Accumulated
                                                           Common Stock           Deficit During          Total
                                                           ------------             Development        Stockholders'
                                                     Shares           Amount           Stage             Deficit
                                                    ----------       ----------      -------------      ------------
Balance December 31, 2003                           29,522,800      $11,080,200       $(12,055,500)      $(975,300)

Issuance of common stock for cash (net of
   offering costs of $66,500),weighted
   average price of $0.32                             352,900          114,400                 --         114,400

Issuance of common stock for services,
  weighted average price of $0.18                     840,600          153,400                 --         153,400

Stock based compensation related to granting
  of options                                               --           23,100                 --          23,100

Common stock issued in satisfaction of
  stockholder payables (including interest of
  $332,700),$0.17                                   5,627,800          952,700                 --         952,700

Common stock issued in satisfaction of
  stockholder payables (including interest of
  $7,500),$0.17                                       124,500           21,200                 --          21,200

Net loss                                                   --               --           (737,600)       (737,600)
                                                   ----------       ----------      -------------      ------------
Balance March 31,2004                              36,468,600      $12,345,000       $(12,793,100)      $(448,100)
                                                   ==========       ==========      =============      ============


            See Accompanying Notes to Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended       February 26, 1998
                                                                        March 31,         (Inception) Through
                                                                 2004             2003       March 31, 2004
                                                            ---------------    -----------  -----------------
Cash flows from operating activities:
 Net loss                                                     $  (737,600)    $  (646,400)  $ (12,793,100)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Stock based compensation                                       176,500          83,000       3,502,800
   Depreciation                                                       500             500           8,700
   Deemed interest expense                                            --              --           92,800
   Interest expense paid in common stock                          340,200             --          462,700
   Amortization of discount and loan fees
    on notes payable                                                  --              --          774,800
   Bad debt related to other receivables                              --              --          502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses and other asset                      3,700            6,300         (14,700)
   Change in accounts payable                                     20,200           49,100         309,700
   Change in accrued liabilities                                  (8,000)           4,000         208,500
                                                                 ---------      ----------     -----------
          Net cash used by operating activities                 (204,500)        (503,500)     (6,945,500)

Cash flows from investing activities:

  Purchase of fixed assets                                            --               --          (9,800)
                                                                 ---------       ----------   -----------
    Net cash used by investing activities                             --               --          (9,800)

 Cash flows from financing activities:
   Change in stockholder payables                                115,300           37,200         946,500
   Proceeds from issuance of common stock                        114,400          336,700       5,907,200
   Proceeds from borrowing on notes payable                           --               --         323,100
   Principal payments on notes payable                                --               --         (97,400)
   Principal payments on stock subject to rescission                  --               --         (41,500)
   Change in other receivables                                        --               --         (50,000)
                                                                ---------       ----------      -----------
     Net cash provided by financing activities                   229,700          373,900       6,987,900
                                                                ---------      ----------      -----------
  Net increase (decrease) in cash                                 25,200         (129,600)         32,600

  Cash, beginning of period                                        7,400          144,700              --
                                                                ---------        ----------      -----------
  Cash, end of period                                          $  32,600       $   15,100       $  32,600
                                                                =========        ==========      ===========
 Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                   $      --       $       --       $   4,800
                                                                =========       ==========      ===========
  Cash paid for interest                                       $      --       $       --       $  12,900
                                                                =========       ==========      ===========

Schedule of non-cash financing activities:

Issuance of common stock in satisfaction of
  accounts payable(excluding interest of $7,500)               $  13,700       $       --       $  13,700
                                                                =========      ==========       ==========

Issuance of common stock in satisfaction of
  stockholder payables (excluding interest of $332,700)        $ 620,000       $       --       $ 620,000
                                                                =========      ==========       ==========


            See Accompanying Notes to Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                HUMAN BIOSYSTEMS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Human BioSystems (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on net income.

3.      STOCK-BASED EMPLOYEE COMPENSATION

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                              Three months ended March 31,
                                               2004                  2003
                                              -------              -------
Net loss, as reported                   $    (737,600)       $    (646,400)

Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                        --                   --

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                   (49,500)              (6,600)
                                             ---------            ---------
Pro forma net loss                      $    (787,100)       $    (653,000)
                                             =========            =========
Net loss per common share
 Basic and diluted loss, as reported    $       (0.02)       $       (0.03)
                                             =========            =========
 Basic and diluted loss, pro forma      $       (0.03)       $       (0.03)
                                             =========            =========

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

4.      RELATED PARTY TRANSACTIONS

During February 2004, the Company granted options to purchase 1,000,000 shares of common stock at $0.11 per share to various employees and directors. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $20,000 per APB No. 25.

Stockholder payables consist of the following as of March 31, 2004:

Wages payable to stockholder employees                      $       81,800

Promissory note payable to stockholder and director
unsecured, interest of 10%, due on demand                            4,500

Accrued vacation for stockholder employees                           1,800

Accrued interest on notes payable                                      900
                                                            --------------
                                                            $       89,000
                                                            ==============

During March 2004, the Company issued 5,500,400 shares of the Company's common stock to various stockholder employees and directors of the Company in satisfaction of $605,000 (excluding interest of $330,000) in accrued wages and vacation. Additionally, during the three months ended March 31, 2004, the Company issued 127,400 shares of common stock to a stockholder and director in satisfaction of $15,000 (excluding interest of $2,700) in principal of a promissory note payable.

5.      COMMON STOCK

During the three months ended March 31, 2004, the Company issued 352,900 shares of common stock for cash totaling $114,400 (including offering costs of $66,500).

During the three months ended March 31, 2004, the Company issued 840,600 shares of common stock for services totaling $153,400.

During the three months ended March 31, 2004, the Company issued 124,500 shares of common stock in satisfaction of accounts payable totaling $13,700 (excluding interest of $7,500).

6.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $737,600 for the three months ended March 31, 2004. The Company is in the seventh year of research and development, with an accumulated loss during the development stage of $12,793,100. As of March 31, 2004, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

Management's plan, in this regard, is to raise financing of approximately $2,500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing research for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitabilit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the first quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which as never been done before to our knowledge. We had originally contemplated submission of our findings to the U.S. Food and Drug Administration ("FDA") in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and that human infusion tests will commence once we have obtained the required funding.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Our goal is to extend the kidney shelf life from up to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. Due to a lack of additional capital, we have temporarily discontinued efforts to test methods of preserving organs. However, we continue to conduct organ preservation research.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We filed a provisional patent application in June 2001 to cover our platelet preservation methods. In August 2003, we filed another patent application covering improved platelet preservation methods. We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

Revenues. We did not generate any revenue in either of the three-month periods ended March 31, 2004 or 2003, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the three months ended March 31, 2004 were $321,200, a decrease from $503,300 for the three months ended March 31, 2003. This decrease was primarily due to substantial reductions in marketing expenses and fees for professional services ($144,700 for the three months ended March 31, 2004 compared to $420,300 for the three months ended March 31, 2003), in accordance with our need to conserve cash. We also terminated the lease for our San Ramon office in January 2004, in order to lower our overhead. The decrease was offset in part by an increase in stock based compensation, which equaled $176,500 for the three months ended March 31, 2004 compared to $83,000 for the comparable period in 2003. In the first quarter of 2004, certain of our employees and consultants elected to convert a portion of their cash compensation to stock. In addition, in February 2004, we instituted a temporary 50% salary reduction for all United States employees and granted additional stock options to our employees in partial consideration for this salary reduction.

Research and Development. Our research and development expenses were $44,200 for the three months ended March 31, 2004, a decrease from $88,800 for the comparable period in 2003. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2004 equaled $31,500, a decrease from $53,900 for the
comparable period in 2003.    We continue to develop our sales and marketing
efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Income and Expense. We incurred interest expense of $340,700 during the three months ended March 31, 2004, as compared to interest expense of $400
for the same period in 2003.   This substantial increase was due primarily to
interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004.

Net Loss. Due primarily to the increase in interest expense, our net loss increased to $737,600 for the three months ended March 31, 2004 from a net loss of $646,400 for the three months ended March 31, 2003. Our net loss per share decreased to $0.02 for the three months ended March 31, 2004 from $0.03 for the comparable period in 2003.

Liquidity and Capital Resources

Our operating plan for calendar year 2004 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is needed to support this plan for the next twelve months. Since our inception, we have financed our operations primarily through private and public equity placements. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 received in 2002. During the first three months of 2004, we received an aggregate of $114,400 in cash from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the first quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

Once we receive the required additional funding, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two to three years. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $12,793,100. As of March 31, 2004, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2003 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $12,793,100. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2004 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 received in the year ended December 31, 2002. During the first three months of 2004, we received an
aggregate of $114,400 in cash from the issuance of common stock   We are
actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Since May 2003, we have made only two complete bi-monthly payroll payments to our employees. This may impact our ability to attract and retain qualified employees necessary for our operations.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2003, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of May 12, 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters.

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

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars,
2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years. Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus an investor may lose his/her investment. Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the first quarter of 2004, we issued an aggregate of 352,900 shares of our common stock to investors for aggregate cash consideration of $114,400. These issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the first quarter of 2004, we also issued an aggregate of 840,600 shares of our common stock to consultants in consideration for services provided to us with a value of $153,400. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In the first quarter of 2004, we also issued an aggregate of 5,752,300 shares of our common stock to employees and consultants in satisfaction of payables in the aggregate amount of $973,900 (including aggregate interest of $340,200). The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

i) Exhibit No.            Title of Exhibit
-----------------------------------------
 31.1          Rule 13a-14(a)/15d-14(a) Certification
 32.1          Section 1350 Certification


ii) Form 8-k

     None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: May 17, 2004                  /s/ Harry Masuda
                                    ----------------
                                        Harry Masuda
                                Chief Executive Officer