Form 10QSB
period 2004-06-30
HUMAN BIOSYSTEMS INC
filed 2004-08-23
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At June 30, 2004, the registrant had outstanding 38,057,500 shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================

                                HUMAN BIOSYSTEMS

                               TABLE OF CONTENTS
                                                                          Page
 PART I - FINANCIAL INFORMATION                                           -----

 ITEM 1.  FINANCIAL STATEMENTS

 CONDENSED BALANCE SHEET (UNAUDITED) -- as of June 30, 2004  ...............F-2

 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
 For the Three and Six Month Periods Ended June 30, 2004 and 2003
 and the Period from February 26, 1998 (Inception) through June 30, 2004....F-3

 CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
 For the Six Months Ended June 30, 2004  .................................. F-4

 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
 For the Six Months Ended June 30, 2004 and 2003, and the Period from February 26, 1998 (Inception) through June 30, 2004 ...F-5

 NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ................................ F-6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......... 2

 ITEM 3.  CONTROLS AND PROCEDURES....................................... .. 16

 PART II - OTHER INFORMATION............................................... 16

 ITEM 1.  LEGAL PROCEEDINGS............................................ ... 16

 ITEM 2.  CHANGES IN SECURITIES ........................................... 16

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 16

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 17

 ITEM 5.  OTHER INFORMATION................................................ 17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 17

 SIGNATURES ................................................................17

 EXHIBITS...................................................................17


                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2004
                                  (UNAUDITED)
                                     ASSETS


Current assets
        Cash                                                            $   28,500
        Prepaid expenses and other current assets                            4,200
                                                                        ----------
                Total current assets                                        32,700

Fixed assets, net                                                              800
                                                                        ----------

Total assets                                                            $   33,500
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  254,600
        Accrued liabilities                                                114,400
        Due to stockholders                                                183,300
                                                                        ----------
                Total current liabilities                                  552,300
                                                                        ----------
Total liabilities                                                          552,300

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 41,553,333 shares
           and 38,057,500 issued and outstanding                        12,614,300
    Accumulated deficit during development stage                       (13,133,100)
                                                                        ----------
                Total stockholders' deficit                               (518,800)
                                                                        ----------

Total liabilities and stockholders' equity                              $   33,500
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended          Six Months Ended          February 26, 1998
                                                                 June 30,                    June 30            (Inception) Through
                                                         2004            2003           2004         2003           June 30, 2004
                                                     --------------  -----------       -------      -------      -----------------

Revenue                                          $         --     $      --        $      --     $    --          $        --

Operating expenses
    General and administrative
       Stock based compensation                         98,700        51,600         275,200       134,600           3,511,200
       Other general and administrative expenses       120,800       294,400         265,600       714,700           5,164,600
                                                     -----------   -----------      ---------     -------           ----------
    Total general and administrative                   219,500       346,000         540,800       849,300           8,675,800
    Research and development                            68,100       132,600         112,300       221,400           1,822,600
    Sales and marketing                                 27,000        57,500          58,400       111,400             707,400
                                                     -----------   -----------       ----------    --------          ----------
            Total operating expenses                   314,600       536,100         711,500     1,182,100          11,205,800
                                                     -----------   -----------       ----------    --------          ----------
Loss from operations                                  (314,600)     (536,100)       (711,500)   (1,182,100)        (11,205,800)

Other income (expense)
    Loan fees                                               --            --             --            --             (750,000)
    Bad debt related to other receivable                    --            --             --            --             (502,300)
    Interest income                                         --            --             --            --                2,700
    Interest expense                                   (25,400)       (5,600)       (366,100)       (6,000)           (672,900)
                                                    -----------   -----------      -----------   ----------          ----------
Loss before provision for income taxes                (340,000)     (541,700)     (1,077,600)   (1,188,100)        (13,128,300)

Provision for income taxes                                  --            --             --            --                 4,800
                                                    -----------   -----------      -----------   -----------         ----------

Net loss                                         $   (340,000)    $(541,700)      $(1,077,600)  $(1,188,100)       $ (13,133,100)
                                                    ===========   ===========    ============   ============       =============

Basic and diluted loss per common share          $      (0.02)    $   (0.03)      $     (0.05)  $     (0.08)       $      (0.95)
                                                    ===========   ===========    ============   ============      ==============
Basic and diluted weighted average
  common shares outstanding                        37,172,200     26,499,900     34,199,700     25,538,300          13,805,200
                                                   ===========   ===========    =============   ===========       ==============

        See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                    Accumulated
                                                           Common Stock           Deficit During          Total
                                                           ------------             Development        Stockholders'
                                                     Shares           Amount           Stage             Deficit
                                                    ----------       ----------      -------------      ------------
Balance December 31, 2003                           29,522,800      $11,080,200       $(12,055,500)      $(975,300)

Issuance of common stock for cash (net of
   offering costs of $102,800),weighted
   average price of $0.19                             982,400          183,500                 --         183,500

Issuance of common stock for services,
  weighted average price of $0.18                   1,252,600          220,900                 --         220,900

Issuance of common stock to employees of
  Russian Branch for services (including
  accrued liabilites of 30,400), $0.46                129,200           58,900                 --          58,900


Stock based compensation related to granting
  of options                                               --           25,800                 --          25,800

Common stock issued in satisfaction of
  account payables (including interest of
   $26,600),$0.17                                     442,700           75,200                 --          75,200

Common stock issued in satisfaction of
 accrued liabilities (including interest of
  $20,000),$0.17                                      333,500           56,700                 --          56,700

Common stock issued in satisfaction of due
to stockholders (including interest of
 $318,700), $0.17                                   5,394,300          913,100                 --         913,100

Net loss                                                   --               --         (1,077,600)     (1,077,800)
                                                   ----------       ----------       -------------      ------------
Balance March 31,2004                              38,057,500      $12,614,300       $(13,133,100)   $   (518,800)
                                                   ==========      ===========       =============      ============


 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Six Months Ended       February 26, 1998
                                                                         June 30,           (Inception) Through
                                                                   2004           2003        June 30, 2004
                                                                 -------        -------       ------------
Cash flows from operating activities:
 Net loss                                                     $(1,077,600)    $(1,188,100))  $ (13,133,100)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                       275,200         134,600        3,601,500
   Depreciation                                                       800           1,000            9,000
   Deemed interest expense                                             --              --           92,800
   Interest expense paid in common stock                          365,300           5,200          487,800
   Amortization of discount and loan fees
    on notes payable                                                   --             --           774,800
   Bad debt related to other receivables                               --             --           502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses and other asset                     14,200           6,000           (4,200)
   Change in accounts payable                                     38,400         147,000           327,900
   Change in accrued liabilities                                  37,300          68,600           253,800
                                                                 ---------       ----------     -----------
          Net cash used by operating activities                 (346,400)       (825,700)       (7,087,400)

Cash flows from investing activities:

  Purchase of fixed assets                                             --              --           (9,800)
                                                                 ---------       -----------   -----------
    Net cash used by investing activities                              --              --           (9,800)

 Cash flows from financing activities:
   Change due to stockholders                                     184,000         200,300        1,015,200
   Proceeds from issuance of common stock                         183,500         483,800        5,976,300
   Proceeds from borrowing on notes payable                            --              --          323,100
   Principal payments on notes payable                                 --              --          (97,400)
   Principal payments on stock subject to rescission                   --              --          (41,500)
   Change in other receivables                                         --              --          (50,000)
                                                                 ---------       ----------      -----------
     Net cash provided by financing activities                    367,500         684,100        7,125,700
                                                                 ---------       ----------      -----------
  Net increase (decrease) in cash                                  21,100       (141,600)           28,500

  Cash, beginning of period                                         7,400        144,700                --
                                                                ---------       ---------         ----------
  Cash, end of period                                           $  28,500       $  3,100          $ 28,500
                                                                =========       =========        ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                    $     --        $     --          $  4,800
                                                                =========       =========        ===========
  Cash paid for interest                                        $     --        $     --          $ 12,900
                                                                =========       =========        ===========
Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
   accounts payable (excluding interest of $26,600)             $  48,600       $     --          $ 48,600
                                                                ==========      =========        ===========
  Issuance of common stock in satisfaction of
   accrued liabilites (excluding interest of $20,000)           $  36,700       $     --          $ 36,700
                                                                ==========      =========        ===========
  Issurance of common stock to employees of Russian
   Branch for accrued liabilities (exluding services of
     ($28,500)                                                  $  30,400       $     --          $ 30,400
                                                                ==========      =========        ===========
  Issuance of common stock in satisfaction of due to
   stockholders (excluding interest of $318,700)                $ 594,400       $     --          $ 594,400
                                                                ==========      =========        ===========
        See Accompanying Notes To Financial Statements



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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                    Six months
                                                  ended June 30,
                                           2004                    2003
                                      -----------------    ------------------
Net loss, as reported                    $ (1,077,600)       $ (1,188,100)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                    20,000                  --
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                   (67,300)            (13,300)
                                        ----------------    ---------------
Pro forma net loss                      $  (1,124,900)       $ (1,201,400)
                                        ================    ===============
Net loss per common share
 Basic and diluted loss, as reported    $  (0.03)            $ (0.05)
                                        ==========           ========
 Basic and diluted loss, pro forma      $  (0.03)            $ (0.05)
                                        ==========           ========
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

4.      RELATED PARTY TRANSACTIONS

During February 2004, the Company granted options to purchase 1,000,000 shares of common stock at $0.11 per share to various employees and directors. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $20,000 per APB No. 25.

Stockholder payables consist of the following as of June 30, 2004:

Wages payable to stockholder employees                  $   168,100

Promissory note payable to stockholder and director
unsecured, interest of 10%, due on demand                     7,000

Accrued vacation for stockholder employees                    7,100

Accrued interest on note payable                              1,100
                                                          -----------
                                                       $    183,300
                                                          ============

During March 2004, the Company issued 5,266,900 shares of the Company's common stock to various stockholder employees and directors of the Company in satisfaction of $579,400 (excluding interest of $316,000) in accrued wages and vacation. Additionally, during the six months ended June 30, 2004, the Company issued 127,400 shares of common stock to a stockholder and director in satisfaction of $15,000 (excluding interest of $2,700) in principal of a promissory note payable.

5.      COMMON STOCK

During the first quarter 2004, the Company issued 512,900 shares of common stock for cash totaling $114,400 (including offering costs of $66,500).

During the first quarter 2004, the Company issued 840,600 shares of common stock for services totaling $153,400.

During the first quarter 2004, the Company issued 124,500 shares of common stock in satisfaction of accounts payable totaling $21,200 (excluding interest of $7,500).

During the first quarter 2004, the Company issued 233,500 shares of common stock in satisfaction of accrued liabilities totaling $39,700 (excluding interest of $14,000).

During the second quarter 2004, the Company issued 469,600 shares of common stock for cash totaling $69,100 (including offering costs of $36,300).

During the second quarter 2004, the Company issued 412,000 shares of common stock for services totaling $67,500.

During the second quarter 2004, the Company issued 129,200 shares of common stock to certain employees of the Russian Branch for services totaling $58,900 (including accrued liabilities of $30,400).

During the second quarter 2004, the Company issued 318,200 shares of common stock in satisfaction of accounts payable totaling $54,000 (including interest of $19,100).

During the second quarter 2004, the Company issued 100,000 shares of common stock in satisfaction of accrued liabilities totaling $17,000 (excluding interest of $6,000).

6. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the" Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price of up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of the put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or B) $10,000. No single put can exceed $1,000,000.

7.      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,077,600 for the six months ended June 30, 2004. The Company is in the seventh year of research and development, with an accumulated loss during the development stage of $13,133,100. As of June 30, 2004, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

8.      SUBSEQUENT EVENTS

Common stock - During July 2004, the Company issued 83,300 shares of common stock for cash totaling $10,000.

During July 2004, the Company issued 91,100 shares of common stock for services totaling $16,400.

Stock Purchase Agreement - In July 2004, the Company entered into a Stock Purchase Agreement (the "Agreement"), whereby the Company would sell 7,000,000 restricted shares of its common stock in exchange for shares in Langley Park Investments PLC ("Langley"). The total sales price is determined by multiplying the 7,000,000 shares by the average of the closing bid price during the ten trading days preceding the date of the agreement. The total number of shares in Langley to be received as consideration will be calculated by dividing the total sales price by the conversion rate of the British pound Sterling to US Dollars as of the close of business on July 30, 2004.

Upon closing, the Company and Langley are required to issue their respective shares into an escrow account, whereby the Company may immediately liquidate up to 50% of the Langley shares. The remaining 50% shall be held in escrow during the period of two years as a downside stock price protection ("Protection Shares") against the Company's issued shares held in escrow by Langley. At the end of two years, the Company will be required to sell to Langley the amount of Protection Shares equal to the original number of shares as consideration under the Agreement multiplied by the percentage decrease in the market price of the Company's common stock.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the second quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

We entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer through a series of puts, and Dutchess must purchase, from time to time, up to a maximum of 38,000,000 shares of our common stock; provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

In July 2004, the Company entered into a Stock Purchase Agreement (the "Agreement"), whereby the Company would sell 7,000,000 restricted shares of its common stock in exchange for shares in Langley Park Investments PLC ("Langley"). The total sales price is determined by multiplying the 7,000,000 shares by the average of the closing bid price during the ten trading days preceding the date of the agreement. The total number of shares in Langley to be received as consideration will be calculated by dividing the total sales price by the conversion rate of the British pound Sterling to US Dollars as of the close of business on July 30, 2004.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Revenues. We did not generate any revenue in either of the three-month periods ended March 31, 2004 or 2003, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the seventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses. Total general and administrative expenses in the three months ended June 30, 2004 were $219,500, a decrease from $346,000 for the three months ended June 30, 2003. This decrease was primarily due to substantial reductions in employee cash compensation in 2004, as in January 2004 we instituted a temporary 50% salary reduction for all United States employees. This decrease was offset in part by stock based compensation which equaled $98,700 for the three months ended June 30, 2004 compared to $51,600 for the comparable period in 2003.

Research and Development. Our research and development expenses were $68,100 for the three months ended June 30, 2004, a decrease from $132,100 for the comparable period in 2003. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended June 30, 2004 equaled $27,000, a decrease from $57,500 for the comparable period in 2003. We continue to develop our sales and marketing efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Expense. We incurred interest expense of $25,400 during the three months ended June 30, 2004, as compared to interest expense of $5,600 for the same period in 2003. This substantial increase was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the second quarter of 2004.

Net Loss. As a result of the foregoing factors, our net loss decreased to $340,000 for the three months ended June 30, 2004 from a net loss of $541,700 for the three months ended June 30, 2003. Our net loss per share decreased to $0.01 for the three months ended June 30, 2004 from $0.02 for the comparable period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Revenues. We did not generate any revenue in either of the six-month periods ended June 30, 2004 or 2003, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the six months ended June 30, 2004 were $540,800, a decrease from $849,300 for the six months ended June 30, 2003. This decrease was primarily due to reductions in employee cash compensation in 2004, as in January 2004 we instituted a temporary 50% salary reduction for all United States employees. The decrease was partially offset by an increase in stock-based compensation. Stock based compensation equaled $275,200 for the six months ended June 30, 2004 compared to $134,600 for the comparable period in 2003.

Research and Development. Our research and development expenses were $112,300 for the three months ended June 30, 2004, a decrease from $221,400 for the comparable period in 2003. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2004 equaled $58,400, a decrease from $111,400 for the
comparable period in 2003.    We continue to develop our sales and marketing
efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Expense. We incurred interest expense of $366,100 during the six months ended June 30, 2004, as compared to interest expense of $6,000 for the same period in 2003. This increase was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the first two quarters of 2004.

Net Loss. As a result of the foregoing factors, our net loss decreased to $1,077,600 for the six months ended June 30, 2004 from a net loss of $1,188,100 for the six months ended June 30, 2003. Our net loss per share decreased to $0.03 for the six months ended June 30, 2004 from $0.05 for the comparable period in 2003.

Liquidity and Capital Resources

Our operating plan for calendar year 2004 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is needed to support this plan for the next twelve months. Since our inception, we have financed our operations primarily through private and public equity placements. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,151,300 received in 2002. During the first six months of 2004, we received an aggregate of $183,500 in cash from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the first two quarters of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.

We entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

In July 2004, the Company entered into a Stock Purchase Agreement (the "Agreement"), whereby the Company would sell 7,000,000 restricted shares of its common stock in exchange for shares in Langley Park Investments PLC ("Langley"). The total sales price is determined by multiplying the 7,000,000 shares by the average of the closing bid price during the ten trading days preceding the date of the agreement. The total number of shares in Langley to be received as consideration will be calculated by dividing the total sales price by the conversion rate of the British pound Sterling to purchase US Dollars as of the close of business on July 30, 2004.

Upon closing, the Company and Langley are required to issue their respective shares into an escrow account, whereby the Company may immediately liquidate up to 50% of the Langley shares. The remaining 50% shall be held in escrow during the period of two years as a downside stock price protection ("Protection Shares") against the Company's issued shares held in escrow by Langley. At the end of two years, the Company will be required to sell to Langley the amount of Protection Shares equal to the original number of shares as consideration under the Agreement multiplied by the percentage decrease in the market price of the Company's common stock.

Once we receive the required additional funding, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two to three years. Therefore, our success will be dependent on funding from placements of equity securities. At the present time however, other than as described above, we have no agreements or other arrangements for any such private placements.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $13,133,100. As of June 30, 2004, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

Since May 2003, we have made only four bi-monthly payroll payments to our employees. It has been our practice during this period to pay our employees as funds become available through private placements of our common stock. We are concerned that this failure to pay salaries will impact our ability to retain and attract qualified personnel.

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

We are in the seventh year of research and development, with an accumulated loss during the development stage of $13,133,100. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2004 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,151,300 received in the year ended December 31, 2002. During the first six months of 2004, we received an aggregate of $183,500 in cash from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Since May 2003, we have made only two complete bi-monthly payroll payments to our employees. This may impact our ability to attract and retain qualified employees necessary for our operations. Although we have entered into certain agreements with Langley and Dutchess (See "Management Discussion and Analysis or Plan of Operation") there can be no assurances that the Company will be successful in raising any capital pursuant to either of these agreements.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2003, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of August 13, 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the second quarter of 2004, we issued an aggregate of 412,000 shares of our common stock to consultants for services with an aggregate value of $67,500. These issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2004, we also issued an aggregate of 136,000 shares of our common stock to investors outside of the United States for aggregate consideration of $28,100 (not including offering costs of $36,300). These issuances were made pursuant to an offering under Regulation S promulgated under the Act. These issuances were made in an "offshore transaction" as defined in Regulation S, to persons other than "U.S. Persons." The investors represented to us that they would resell the shares only in accordance with Regulation S, and the certificates evidencing the shares bear a legend restricting transfer except pursuant to Regulation S.

In the second quarter of 2004, we also issued an aggregate of 129,200 shares of our common stock to certain employees located in Russia in satisfaction of services in the aggregate amount of $58,900 (including accrued liabilities of $30,400). These issuances were made pursuant to an offering under Regulation S promulgated under the Act. These issuances were made in an "offshore transaction" as defined in Regulation S, to persons other than "U.S. Persons." The investors represented to us that they would resell the shares only in accordance with Regulation S, and the certificates evidencing the shares bear a legend restricting transfer except pursuant to Regulation S.

In the second quarter of 2004, we issued an aggregate of 256,667 shares of our common stock to consultants for services with an aggregate value of $41,000. These issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2004, we issued an aggregate of 76,923 shares of common stock to one of our directors for cash consideration of $10,000. This issuance was made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.



ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.      Title of Exhibit
----------       -----------------
31.01            Rule 13a-14(a)/15d-14(a) Certification
32.01            Section 1350 Certification


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS


Date: August  23, 2004

/s/ Harry Masuda
------------------
Harry Masuda
Chief Executive Officer