Form 10QSB
period 2004-09-30
HUMAN BIOSYSTEMS INC
filed 2004-11-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At September 30, 2004, the registrant had outstanding 38,999,200 shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

================================================================================
                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of September 30, 2004...............2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Month Periods Ended September 30, 2004 and 2003
and the Period from February 26, 1998 (Inception) through September 30, 2004..3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Nine Months Ended September 30, 2004..................................4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2004 and 2003, and the Period from February 26, 1998 (Inception) through September 30, 2004..5

NOTES TO FINANCIAL STATEMENTS (UNAUDITED).....................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............9

ITEM 3.  CONTROLS AND PROCEDURES.............................................16

PART II - OTHER INFORMATION..................................................16

ITEM 1.  LEGAL PROCEEDINGS...................................................16

ITEM 2.  CHANGES IN SECURITIES...............................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16

ITEM 5.  OTHER INFORMATION...................................................17

ITEM 6.  EXHIBITS ...........................................................17

SIGNATURES...................................................................17

EXHIBITS.....................................................................18

===============================================================================


                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                SEPTEMBER 30, 2004
                                  (UNAUDITED)
                                     ASSETS


Current assets
        Cash                                                            $      300
        Prepaid expenses and other current assets                            4,300
                                                                        ----------
                Total current assets                                         4,600

Fixed assets, net                                                              500
                                                                        ----------

Total assets                                                            $    5,100
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  306,800
        Accrued liabilities                                                117,300
        Due to stockholders                                                311,400
                                                                        ----------
                Total current liabilities                                  735,500
                                                                        ----------
Total liabilities                                                          735,500

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 41,553,333 shares issued
           and 38,999,200 shares outstanding                            12,737,400
    Accumulated deficit during development stage                       (13,467,800)
                                                                        ----------
                Total stockholders' deficit                               (730,400)
                                                                        ----------

Total liabilities and stockholders' deficit                             $    5,100
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended          Nine Months Ended          February 26, 1998
                                                             September 30,                September 30,         (Inception) Through
                                                         2004            2003           2004         2003        September 30, 2004
                                                     --------------  -----------       -------      -------      -----------------

Revenue                                          $         --     $      --        $      --     $    --          $        --

Operating expenses
    General and administrative
       Stock based compensation                         54,500       70,700         329,700       205,300           3,541,300
       Other general and administrative expenses       202,400       317,200         467,900     1,031,900           5,391,300
                                                     -----------   -----------      ---------     -------           ----------
    Total general and administrative                   256,900       387,900         797,600     1,237,200           8,932,600
    Research and development                            42,300       107,100         154,600       328,500           1,864,900
    Sales and marketing                                 35,500        54,000          93,900       165,400             742,900
                                                     -----------   -----------      ----------    --------          ----------
            Total operating expenses                   334,700       549,000       1,046,100     1,731,100          11,540,400
                                                     -----------   -----------      ----------    --------          ----------
Loss from operations                                  (334,700)     (549,000)     (1,046,100)   (1,731,100)        (11,540,400)

Other income (expense)
    Loan fees                                               --            --             --            --             (750,000)
    Bad debt related to other receivable                    --            --             --            --             (502,300)
    Interest income                                         --            --             --            --                2,700
    Interest expense                                      (100)         (900)       (366,200)       (6,900)           (673,000)
                                                    -----------   -----------      -----------   ----------          ----------
Loss before provision for income taxes                (334,800)     (549,900)     (1,412,300)   (1,738,000)        (13,463,000)

Provision for income taxes                                  --            --             --            --                 4,800
                                                    -----------   -----------      -----------   -----------         ----------

Net loss                                         $    (334,800)    $(549,900)      $(1,412,300) $(1,738,000)      $ (13,467,800)
                                                    ===========   ===========     ============   ============       =============

Basic and diluted loss per common share          $      (0.01)    $   (0.02)      $     (0.04)  $     (0.07)       $      (0.92)
                                                    ===========   ===========     ============   ============      ==============
Basic and diluted weighted average
  common shares outstanding                        38,412,316     27,748,900       35,614,160     26,187,300         14,630,922
                                                   ===========   ===========     =============   ===========       ==============

        See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                    Accumulated
                                                           Common Stock           Deficit During          Total
                                                           ------------             Development        Stockholders'
                                                     Shares           Amount           Stage             Deficit
                                                    ----------       ----------      -------------      ------------
Balance December 31, 2003                           29,522,800      $11,080,200       $(12,055,500)      $(975,300)

Issuance of common stock for cash (net of
   offering costs of $176,200), weighted
   average price of $0.17                           1,473,300          252,100                 --         252,100

Issuance of common stock for services,
  weighted average price of $0.16                   1,703,400          273,000                 --         273,000

Issuance of common stock to employees of
  Russian Branch for services (including
  accrued liabilities of $30,400), $0.46              129,200           58,900                 --          58,900


Stock based compensation related to granting
  of options                                               --           28,200                 --          28,200

Common stock issued in satisfaction of
  account payables (including interest of
   $26,600),$0.17                                     442,700           75,200                 --          75,200

Common stock issued in satisfaction of
 accrued liabilities (including interest of
  $20,000),$0.17                                      333,500           56,700                 --          56,700

Common stock issued in satisfaction of due
to stockholders (including interest of
 $318,700), $0.17                                   5,394,300          913,100                 --         913,100

Net loss                                                   --               --         (1,412,300)     (1,412,300)
                                                   ----------       ----------       -------------      ------------
Balance September 30,2004                          38,999,200      $12,737,400       $(13,467,800)   $   (730,400)
                                                   ==========      ===========       =============      ============


 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              Nine months   Nine months      February 26, 1998
                                                                  ended         ended          (Inception)
                                                              September 30,  September 30,      Through
                                                                  2004           2003       September 30, 2004
                                                                 -------        -------       ------------
Cash flows from operating activities:
 Net loss                                                     $(1,412,300)    $(1,738,000)  $  (13,467,800)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                       329,700         205,300        3,656,000
   Depreciation                                                     1,100           1,500            9,300
   Deemed interest expense                                             --              --           92,800
   Interest expense paid in common stock                          365,300           5,200          487,800
   Amortization of discount and loan fees
    on notes payable                                                   --             --           774,800
   Bad debt related to other receivables                               --             --           502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses and other assets                    14,100          15,100            (4,300)
   Change in accounts payable                                     90,600         179,900           380,100
   Change in accrued liabilities                                  40,200         130,200           256,700
                                                                 ---------       ----------     -----------
          Net cash used by operating activities                 (571,300)     (1,200,800)       (7,312,300)

Cash flows from investing activities:

  Purchase of fixed assets                                             --              --           (9,800)
                                                                 ---------       -----------   -----------
    Net cash used by investing activities                              --              --           (9,800)

 Cash flows from financing activities:
   Change in due to stockholders                                  312,100         346,000        1,143,300
   Proceeds from issuance of common stock                         252,100         749,800        6,044,900
   Proceeds from borrowing on notes payable                            --              --          323,100
   Principal payments on notes payable                                 --              --          (97,400)
   Principal payments on stock subject to rescission                   --              --          (41,500)
   Change in other receivables                                         --              --          (50,000)
                                                                 ---------      ----------      -----------
     Net cash provided by financing activities                    564,200       1,140,800        7,322,400
                                                                 ---------      ----------      -----------
  Net increase (decrease) in cash                                  (7,100)         (60,000)             300

  Cash, beginning of period                                         7,400        144,700                --
                                                                ---------       ---------         ----------
  Cash, end of period                                           $     300       $ 84,700          $    300
                                                                =========       =========        ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                    $     --        $     --          $  4,800
                                                                =========       =========        ===========
  Cash paid for interest                                        $     --        $     --          $ 12,900
                                                                =========       =========        ===========
Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
   accounts payable (excluding interest of $26,600)             $  48,600       $     --          $ 48,600
                                                                ==========      =========        ===========
  Issuance of common stock in satisfaction of
    stockholder payables (excluding interest of $5,200)         $       -       $ 24,200          $ 24,200
                                                                ==========      =========        ===========
  Issuance of common stock in satisfaction of
   accrued liabilities (excluding interest of $20,000)          $  36,700       $     --          $ 36,700
                                                                ==========      =========        ===========
  Issurance of common stock to employees of Russian
   Branch for accrued liabilities (excluding services of
     ($28,500)                                                  $  30,400       $     --          $ 30,400
                                                                ==========      =========        ===========
  Issuance of common stock in satisfaction of due to
   stockholders (excluding interest of $318,700)                $ 594,400       $     --          $ 594,400
                                                                ==========      =========        ===========
        See Accompanying Notes To Financial Statements



                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

		Nine months ended September 30,
		                            2004		    2003

Net loss, as reported	              $	(1,412,300)	      $	(1,738,100)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects		    20,000		        --
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects		   (84,700)		   (19,900)
                                      -------------           -------------
Pro forma net loss	              $	(1,477,000)	      $	(1,757,900)
                                      =============           =============
Net loss per common share
 Basic and diluted loss, as reported  $      (0.04)	      $	     (0.07)
                                      =============           =============
 Basic and diluted loss, pro forma    $      (0.04)	      $	     (0.07)
                                      =============           =============

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

Stockholder payables consist of the following as of September 30, 2004:

Wages payable to stockholder employees			      $	292,400

Promissory note payable to stockholder and director
unsecured, interest of 10%, due on demand		          7,000

Accrued vacation for stockholder employees		         11,800

Accrued interest on note payable				    200
                                                              ---------
				                              $	311,400
                                                              =========

During March 2004, the Company issued 5,266,900 shares of the Company's common stock to various stockholder employees and directors of the Company in satisfaction of $579,400 (excluding interest of $316,000) in accrued wages and vacation. Additionally, during the nine months ended September 30, 2004, the Company issued 127,400 shares of common stock to a stockholder and director in satisfaction of $15,000 (excluding interest of $2,700) in principal of a promissory note payable.

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

During the third quarter 2004, the Company issued 450,800 shares of common stock for services totaling $52,100.

During the third quarter 2004, the Company issued 490,800 shares of common stock for cash totaling $68,600 (including offering costs of $73,400).

6.   INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

7.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,412,300 for the nine months ended September 30, 2004. The Company is in the seventh year of research and development, with an accumulated loss during the development stage of $13,467,800. As of September 30, 2004, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

8.    SUBSEQUENT EVENTS

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement are to be held in escrow for two years as a downside price protection against the 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.

During October 2004, the Company entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated individual (the "Lender"). The Loan Agreement calls for the Lender to loan an aggregate of E2,300,000 to the Company (the "Loan"). The Loan bears interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan is secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and will be delivered to the Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement will be declared in default, and the Shares will be immediately returned to the Company, in the event that the Loan funds are not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004).

During October 2004, the Company issued 150,000 shares in satisfaction of accounts payable totaling $11,000.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees receive 50% of their salaries in cash and 50% in shares of restricted common stock. We hope to restore full cash salaries in the foreseeable future.

We entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed
$1,000,000.   We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. To date, we have not issued any puts of common stock under the Investment Agreement.

In July 2004, we entered into a Stock Purchase Agreement (the "Agreement"), whereby we would sell 7,000,000 shares of restricted common stock in exchange for shares in Langley Park Investments PLC ("Langley"). The total sales price of $930,999 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement. The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British pound Sterling to the U.S. dollar as of the close of business on July 26, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we may immediately liquidate up to 50% of the Langley shares. The remaining 50% will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. To date, due to the low trading price of the Langley stock on the London Stock Exchange, we have not sold any of our Langley shares.

Effective October 28, 2004, we entered into a loan agreement (the "Loan Agreement") with Pini Ben David (Grunspan), an unaffiliated individual who resides in Switzerland (the "Lender"). The Loan Agreement calls for the Lender to loan us an aggregate of E2,300,000 (the "Loan"). The Loan bears interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan is secured by 23,000,000 shares of our common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between Lender and us, a certificate representing the Shares is being delivered to Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement will be declared in default, and the Shares will be immediately returned to us, in the event that the Loan funds are not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). We intend to use the proceeds from the Loan primarily for working capital, including but not limited to the commencement of the second-stage program to refine and validate our breakthrough storage technologies for donor organs.

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

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003, we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is undergoing human infusion tests. We are currently testing the cream product to determine its beneficial properties; however, there can be no assurance that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to develop such a product.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. We did not generate any revenue in either of the three-month periods ended September 30, 2004 or 2003, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the seventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses. Total general and administrative expenses in the three months ended September 30, 2004 were $256,900, a decrease from $387,900 for the three months ended September 30, 2003. This decrease was primarily due to reductions in employee cash compensation in 2004, as in January 2004 we instituted a temporary 50% salary reduction for all United States employees. This decrease was also due to the impact of stock-based compensation, which equaled $54,500 for the three months ended September 30, 2004 compared to $70,700 for the comparable period in 2003. On September 1, 2004, we restored all employee salaries; however, employees receive 50% of their salaries in cash and 50% in shares of restricted common stock. We hope to restore full cash salaries in the foreseeable future.

Research and Development. Our research and development expenses were $42,300 for the three months ended September 30, 2004, a decrease from $107,000 for the comparable period in 2003. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended September 30, 2004 equaled $35,500, a decrease from $54,000 for the
comparable period in 2003.    We continue to develop our sales and marketing
efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Expense. We incurred interest expense of $100 during the three months ended September 30, 2004, as compared to interest expense of $900 for the same
period in 2003.   This decrease was due primarily to lower outstanding interest-
bearing loan balances owed by us during the three months ended September 30, 2004.

Net Loss. As a result of the foregoing factors, our net loss decreased to $334,800 for the three months ended September 30, 2004 from a net loss of $549,900 for the three months ended September 30, 2003. Our net loss per share decreased to $0.01 for the three months ended September 30, 2004 from $0.02 for the comparable period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. We did not generate any revenue in either of the nine-month periods ended September 30, 2004 or 2003, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the seventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the nine months ended September 30, 2004 were $797,600, a decrease from $1,237,200 for the nine months ended September 30, 2003. This decrease was primarily due to reductions in employee cash compensation in 2004, as in January 2004 we instituted a temporary 50% salary reduction for all United States employees. The decrease was partially offset by an increase in stock-based compensation. Stock-based compensation equaled $329,700 for the nine months ended September 30, 2004, compared to $205,300 for the comparable period in 2003. On September 1, 2004, we restored all employee salaries; however, employees receive 50% of their salaries in cash and 50% in shares of restricted common stock. We hope to restore full cash salaries in the foreseeable future

Research and Development. Our research and development expenses were $154,600 for the nine months ended September 30, 2004, a decrease from $328,500 for the comparable period in 2003. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2004 equaled $93,900, a decrease from $165,400 for
the comparable period in 2003.    We continue to develop our sales and marketing
efforts, but intend to expand at a measured pace until our products are ready for introduction into the market.

Interest Expense. We incurred interest expense of $366,200 during the nine months ended September 30, 2004, as compared to interest expense of $6,900 for
the same period in 2003.   This substantial increase was due primarily to
interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004.

Net Loss. As a result of the foregoing factors, our net loss decreased to $1,412,300 for the nine months ended September 30, 2004 from a net loss of $1,738,000 for the nine months ended September 30, 2003. Our net loss per share decreased to $0.04 for the nine months ended September 30, 2004 from $0.07 for the comparable period in 2003

Liquidity and Capital Resources

Our operating plan for calendar year 2004 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is needed to support this plan for the next twelve months. Since our inception, we have financed our operations primarily through private and public equity placements. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 received in 2002. During the first nine months of 2004, we received an aggregate of $252,100 in cash from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty has continued into the first quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees receive 50% of their salaries in cash and 50% in shares of restricted common stock. We hope to restore full cash salaries in the foreseeable future.

We entered into the Investment Agreement with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. To date, we have not issued any puts of common stock under the Investment Agreement.

In July 2004, we entered into the Agreement with Langley, whereby we would sell 7,000,000 shares of restricted common stock in exchange for shares in Langley. The total sales price of $930,999 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement. The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British pound Sterling to the U.S. dollar as of the close of business on July 26, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we may immediately liquidate up to 50% of the Langley shares. The remaining 50% will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. To date, due to the low trading price of the Langley stock on the London Stock Exchange, we have not sold any of our Langley shares.

Effective October 28, 2004, we entered into the Loan Agreement with Pini Ben David (Grunspan), an unaffiliated individual who resides in Switzerland (the "Lender"). The Loan Agreement calls for the Lender to loan us an aggregate of E2,300,000 (the "Loan"). The Loan bears interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan is secured by 23,000,000 shares of our common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between Lender and us, a certificate representing the Shares is being delivered to Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement will terminate, and the Shares will be immediately returned to us, in the event that the Loan funds are not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). We intend to use the proceeds from the Loan primarily for working capital, including but not limited to the commencement of the second-stage program to refine and validate its breakthrough storage technologies for donor organs.

Once we receive the required additional funding, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two to three years. Therefore, our success will be dependent on funding from private placements of equity securities. At the present time however, we have no agreements or other arrangements for any such private placements other than described above.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $13,467,800. As of September 30, 2004, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to the lack of capital.

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

We are in the seventh year of research and development, with an accumulated loss during the development stage of $13,467,800. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2004 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2003, we received an aggregate of $905,400 from the issuance of common stock, compared to an aggregate of approximately $2,147,300 received in the year ended December 31, 2003. During the first nine months of 2004, we received an aggregate of $252,100 in cash from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available at terms favorable to us or at all. Although we have entered into certain agreements with Dutchess, Langley and Pini Ben David (see "Management's Discussion and Analysis or Plan of Operation"), there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements.

Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2005; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2005 and beyond.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2003, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of November 12, 2004, however, we have not been informed of any rulings on these motions, and there has been no further action or progress made in the resolution of these matters.

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

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2004, we issued an aggregate of 450,800 shares of our common stock to consultants for services with an aggregate value of $52,100. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2004, we issued an aggregate of 490,800 shares of common stock for cash consideration of $68,600. These issuances we made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	          Title of Exhibit
-----------       --------------------------------------

31.01	          Rule 13a-14(a)/15d-14(a) Certification
32.01	          Section 1350 Certification


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: November 15, 2004	  /s/ Harry Masuda
                             --------------
                              Harry Masuda
                              Chief Executive Officer