Form 10QSB/A
period 2004-09-30
HUMAN BIOSYSTEMS INC
filed 2004-12-09
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                          (Amendment No.1 to Form 10QSB)

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED).....................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7

ITEM 3.  CONTROLS AND PROCEDURES.............................................25

PART II - OTHER INFORMATION..................................................25

ITEM 1.  LEGAL PROCEEDINGS...................................................25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................26

ITEM 5.  OTHER INFORMATION...................................................26

ITEM 6.  EXHIBITS ...........................................................26

SIGNATURES...................................................................26

EXHIBITS.....................................................................26

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

8.    SUBSEQUENT EVENTS

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement are to be held in escrow for two years as a downside price protection against the 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the U.K. Listing Authority and Langley shares began trading.

During October 2004, the Company entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated individual (the "Lender"). The Loan Agreement calls for the Lender to loan an aggregate of E2,300,000 to the Company (the "Loan"). The Loan bears interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan is secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and have been delivered to the Lender to hold until funds for repayment of the Loan will be delivered to the escrow agent. The Loan Agreement will be declared in default, and the Shares will be immediately returned to the Company, in the event that the Loan funds are not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004).

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

In July 2004, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby we would sell 7,000,000 shares of restricted common stock in exchange for shares in Langley Park Investments PLC, a London-based institutional investment trust ("Langley"). Langley was incorporated in February 2004 in England and Wales under the Companies Act 1985, with registration number 5032867. Langley was formed to invest in a diverse portfolio of U.S. small-cap companies (defined by Langley management as those public companies having a market capitalization of less than U.K. $100 million). Although Langley's investments are not limited to specific sectors, it has concentrated on mining, oil and gas, energy-related and technology companies since it commenced operations in February, 2004. Langley's stated investment objective is to achieve long term capital growth.

Langley purchased 7,000,000 shares of our restricted common stock at a price of
$930,999, or approximately $0.13 per share.   The shares issued to Langley
constituted 17.9% of our total outstanding common stock at July 31, 2004. In lieu of cash, Langley issued to us an aggregate of 512,665 ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004). The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004. The total sales price of $930,999 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement. The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British pound Sterling to the U.S. dollar as of the close of business on July 26, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we may immediately liquidate up to 50% of the Langley shares. The remaining 50% will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.175 per ordinary share on December 1, 2004), we have not sold any of our Langley shares.

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

Net Loss. As a result of the foregoing factors, our net loss decreased to $1,412,300 for the nine months ended September 30, 2004 from a net loss of $1,738,000 for the nine months ended September 30, 2003. Our net loss per share decreased to $0.04 for the nine months ended September 30, 2004 from $0.07 for the comparable period in 2003.

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

In July 2004, we entered into the Stock Purchase Agreement with Langley. Langley purchased 7,000,000 shares of our restricted common stock at a price of
$930,999, or approximately $0.13 per share.   The shares issued to Langley
constituted 17.9% of our total outstanding common stock at September 30, 2004. In lieu of cash, Langley issued to us an aggregate of 512,665 ordinary shares at a price of U.K $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004). The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004. These ordinary shares became free-trading on the London Stock Exchange
(LSE) on October 8, 2004, and opened at a price of U.K. $0.31 per share.

The Langley ordinary shares are registered as a unit investment trust on the LSE. The trading symbol for the ordinary shares is LSE:LPI. The Langley investment trust consists of a portfolio of the common stock of 23 U.S. publicly traded small cap companies. Langley must hold, and cannot sell, short or hedge against its portfolio for a period of two years. We have no obligation to register for resale our shares that are held by Langley. We and the other portfolio companies have received one-half of the free-trading Langley ordinary shares sold to us under the Stock Purchase Agreement. The other half of the free-trading Langley ordinary shares is being held in escrow as downside protection for Langley in the event that any of the portfolio companies should lose market value at the end of the two-year escrow period. In the event of such a decline, we will be required to sell to Langley the amount of our Langley ordinary shares equal to (i) the original number of Langley shares issued as consideration to us under the Stock Purchase Agreement, multiplied by (ii) the percentage decrease in the market price of our common stock. If at the end of the two-year period the trading price of our common stock falls below $0.065, we will have to sell back to Langley all the escrowed Langley ordinary shares. If at the end of the trading period the trading price of our common stock is more than $0.065 but less than $0.13, we will need to sell back to Langley only a proportionate amount of our Langley ordinary shares.

On November 26, 2004, Langley had a net asset value for its underlying portfolio of U.K. $0.90 per ordinary share, or an aggregate net asset value of U.K. $67,119,140 (U.S. $127,291,449, based on U.K. $1.00 - U.S. $1.8965 on November
26, 2004). Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.72, or an aggregate net asset value of U.K. $53,695,312 (U.S. $101,833,159). We had anticipated that the trust will traditionally trade at a discount to its net asset value; however, the discount has been more significant that we expected. On December 1, 2004, the Langley ordinary shares closed at U.K. $0.175 per share, and accordingly to date we have not sold any of our Langley ordinary shares.

The rights of holders of Langley ordinary shares are set forth in Langley's
Memorandum of Association.   In general, each holder of Langley ordinary shares
has one vote for every ordinary share held. Unless Langley's directors decide otherwise, a holder of ordinary shares may not vote, either personally or by proxy, unless all calls and other amounts payable with respect to the ordinary shares have been paid. Holders of ordinary shares may receive dividends in Langley as and when declared by the directors. In the event of a liquidation of Langley, holders of ordinary shares may receive their pro rata share of any remaining assets. In the event that Langley has more than one class of shares, the rights of the holders of any one class of shares may be varied only with the written consent of holders of three-fourths of the nominal value of the issued shares of that class, or with the sanction of an extraordinary resolution passed at a separate general meeting of such holders.

We considered a variety of possible financing options prior to entering into the transaction with Langley. In the past year, it has become more difficult for us to effect equity placements on terms and conditions satisfactory to us and our shareholders. We were approached by a number of private investors who sought to purchase common stock at significant discounts to market and other potential investors who wanted to receive common stock in advance of forwarding consideration therefor to us. None of these alternatives were acceptable to management. We selected Langley after due diligence on Langley and its management, including but not limited to a review of a prior fund with similar structure and investment strategies, assembled by the founders of Langley.

We intend to use the proceeds from the sale of Langley ordinary shares to complete the platelet infusion studies that we commenced in 2003, and to resume animal testing for organ preservation.

Effective October 28, 2004, we entered into the Loan Agreement with Pini Ben David (Grunspan), an unaffiliated individual who resides in Switzerland (the "Lender"). The Loan Agreement calls for the Lender to loan us an aggregate of U.K.$2,300,000 (the "Loan"). The Loan bears interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan is secured by 23,000,000 shares of our common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between Lender and us, a certificate representing the Shares is being delivered to Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement will terminate, and the Shares will be immediately returned to us, in the event that the Loan funds are not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). We intend to use the proceeds from the Loan primarily for working capital, including but not limited to the commencement of the second-stage program to refine and validate its breakthrough storage technologies for donor organs.

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

THE SALE OF OUR COMMON STOCK TO LANGLEY UNDER THE STOCK PURCHASE AGREEMENT WILL HAVE A DILUTIVE EFFECT.

The sale of stock to Langley pursuant to the Stock Purchase Agreement will have a dilutive impact on our shareholders. As a result, our net income or loss per share could be materially affected in future periods and the market price of our common stock could be materially and adversely affected. The shares of common stock to be issued under the Stock Purchase Agreement have been issued to Langley at a discount to the then-prevailing market price of the common stock. These discounted sales could have an immediate adverse effect on the market price of our common stock.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2004, we issued an aggregate of 7,000,000 shares of common stock for consideration of the issuance of an aggregate of 512,665 ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = U.S. $1.8160 on July 30, 2004). This issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act") and was made without general solicitation or advertising. The recipient was an investment trust managed by a sophisticated individual with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2004, we issued an aggregate of 450,800 shares of our common stock to consultants for services with an aggregate value of $52,100. These issuances were made in reliance on Section 4(2) of the Securities Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.


Exhibit No.	          Title of Exhibit
-----------       --------------------------------------
10.01             Stock Purchase Agreement, dated July 26, 2004, by
                  and between Langley Park Investment Trust PLC and the
                  Registrant.

10.02 Escrow Agreement, dated July 26, 2004, by and among Langley Park Investment Trust PLC, Gottbetter & Partners, and the Registrant.

31.01	          Amended Rule 13a-14(a)/15d-14(a) Certification

32.01	          Amended Section 1350 Certification



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: December 9 , 2004   /s/ Harry Masuda
                             --------------
                               Harry Masuda
                               Chief Executive Officer