Form 10KSB
period 2004-12-31
HUMAN BIOSYSTEMS INC
filed 2005-03-31
CIK 1070181

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: No revenues for the fiscal year ended December 31, 2004.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 15, 2005, was $2,624,292. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 47,696,679 shares of common stock outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

                               TABLE OF CONTENTS


PART I                                                                PAGE


Item 1. Description of Business...........................................2

Item 2. Description of Property..........................................23

Item 3. Legal Proceedings................................................23

Item 4. Submission of Matters to a Vote of Security Holders..............24


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........24

Item 6. Management's Discussion and Analysis or Plan of Operation........25

Item 7. Financial Statements............................................F-1

Item 8. Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure.............................................34

Item 8A.Controls and Procedures..........................................34

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act................34

Item 10. Executive Compensation..........................................37

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................40

Item 12. Certain Relationships and Related Transactions..................41

Item 13. Exhibits .......................................................42

Item 14. Principal Accountant Fees and Services..........................45



                                     PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

ITEM 1. DESCRIPTION OF BUSINESS

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems." In November of 2002, we changed our name to Human BioSystems. We are a development stage company whose principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We had originally contemplated submitting our findings to the U.S. Food and Drug Administration ("FDA") in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. We currently anticipate that these tests will be completed within the next four to six months.

Our potential customers include blood banks, hospitals, clinics, and similar organizations. We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives. Pursuant to this change, we terminated the employment of Robert Strom, our Vice President of Marketing and Sales, Rocky Umar, our Vice President, Strategic Planning, and Victor Ivashin, our Chief Technology Officer. Messrs. Umar and Ivashin have been engaged by the Company in an advisory capacity.

During the year ended December 31, 2004, we pursued various alternatives for raising capital. We entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. To date, we have not issued any puts of common stock under the Investment Agreement.

In July 2004, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby we would sell shares of our restricted common stock for shares in Langley Park Investments PLC, a London-based institutional investment trust ("Langley"). Langley was formed in February 2004 to invest in a diverse portfolio of U.S. small-cap companies (defined by Langley management as those public companies having a market capitalization of les than U.K. $100 million). Langley purchased 7,000,000 shares of our restricted stock at a price of $910,000, or approximately $0.13 per share. The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004. In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004). The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the Langley shares. The remaining 50% will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.155 per ordinary share on March 16, 2005), we have not sold any of our Langley shares. We have recorded a loss on investment in marketable securities of $762,700 for the year ended December 31, 2004, due to our estimation of a permanent decline in the value of the Langley shares.

Effective October 28, 2004, we entered into a loan agreement (the "Loan Agreement") with Pini Ben David (Grunspan), an unaffiliated individual who lives in Switzerland ("Ben David"). The Loan Agreement called for Ben David to loan us an aggregate of $2,300,000 euros (the "Loan"). The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, certificates representing the Shares (the "Certificates") were delivered to Ben David to hold until funds for repayment of the Loan were delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. However, the Loan Agreement provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004; however, no Loan funds were received by that date. On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is awaiting human infusion tests. During 2004, using minimal funding, we were able to reformulate the cream for better appearance and use. We then tested the reformulated cream for safety at an independent laboratory, and received positive results. We are now seeking a business partner to produce and market the cream. There is no guarantee that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to produce and market such a product.

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

We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting population of platelets remain discs after 24 hours of refrigeration. We have successfully stored blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. We currently anticipate that these tests will be completed within the next four to six months. If the technology is proven through further testing and granted FDA approval, it should be considered unique and revolutionary. We are targeting blood banks and hospitals as our main customers in the worldwide markets. We are also seeking possible alliances and licensees.

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

The HBS System for Preservation of Organs

We believe that our basic approach used to store platelets can also be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures. Using this approach, we began to perform kidney preservation experiments on small animals at our Michigan research facility beginning in 2002. Our goal has been to develop a preservation solution that will preserve the kidneys prior to transplantation for up to 72 hours or more and still maintain function after transplantation, as we believe that this extended shelf life should enable better matching of donor kidneys to recipients. Our most recent kidney preservation experiments on rats at our Michigan research facility have indicated progress towards that goal, as we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Test results to date indicate that our solution compares favorably to the current solution used in the U.S. for organ preservation. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.

Operations and Facilities

During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established our basic infrastructure and operating plan. At December 31, 2004, we had seven employees in the U.S. and five at our research facility in Russia.

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

While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility. In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies. The preliminary studies leading to human infusion began in October of 2002, but were suspended in the fourth quarter of 2003 due to a funding shortfall. We have made certain changes in our solution in order to prepare for human infusion, and resumed testing in February 2005. See "Business - Test Results" for more information.

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

Test Results

Non-clinical experiments and tests of platelet preservation and other research and development activities were conducted in Russia and Vicksburg, Michigan
until the third quarter of 2003, when we developed a funding shortage.   We
resumed testing in February 2005, and will continue to conduct experiments to find the optimal conditions of storage at refrigerated temperatures. We have been able to achieve up to 24 hours of refrigerated storage of platelets with up to 68% retaining their original disc shape. Up to 13% of the platelets remain discs after five days of storage. Subsequent tests indicated very little disc loss after the first 24 hours of storage, where disc percentage remained essentially constant for 72 hours, which was the limit of these particular tests. We subsequently demonstrated that platelets stored using our technology under refrigeration for ten days still remain functional, with a platelet survival rate of up to 78% and 20% maintaining full functionality.

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

We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. We currently anticipate that these tests will be completed within the next four to six months.

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

Our Disposable Phemtest Test System

On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, one of our officers and directors, acquiring all patent rights owned by Mr. Okimoto to a disposable vaginal disease test device called Phemtest. As consideration for the assignment of these patent rights, we paid $1,375 to a law firm as a patent maintenance fee to ensure that the patents would remain in force. We also agreed to pay Mr. Okimoto royalties of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash. To date, no royalties have been earned or paid for Phemtest. Our product development efforts remain focused on our platelet and organ preservation systems. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of March 31, 2005, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

Other Product Development Efforts

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003 we signed a binding letter of intent to acquire all rights in a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is undergoing human infusion tests. During 2004, using minimal funding, we were able to reformulate the cream for better appearance and use. We then tested the reformulated cream for safety at an independent laboratory, and received positive results. We are now seeking a business partner to produce and market the cream. There is no guarantee that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or funding that will be required to produce and market such a product.

Competition

As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus Corporation for viral inactivation for platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We believe that these companies are active in research and development of biological material preservation; however, we do not know the current status of their development efforts. Most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

We purchased the patents for a vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years. The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash. To date, no royalties have been earned or paid for Phemtest. Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product. To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms. FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.

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

Employees

As of December 31, 2004, we had an aggregate of 12 employees, seven in the U.S. and five in Russia. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2004 financial statements to include an uncertainty paragraph wherein they have expressed substantial doubt about our ability to continue as a going concern.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $14,658,600. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital. In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess and Langley, there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD; WE ARE ALSO THE SUBJECT OF SEC PROCEEDINGS.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought securities fraud charges against us for the same transactions. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2003, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2005, however, we have not been informed of any rulings on these motions. However, the United States Government and Mr. Masuda have entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources. Those companies include DuPont and Baxter, among others. Additionally, smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus Corporation for viral inactivation of platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We have limited funds with which to develop products and services. These companies are active in research and development of biological material preservation, and we do not know the current status of their development efforts. We have limited funds with which to develop products and services, and most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. A number of our employees and consultants have elected to convert a portion of their compensation to shares of our common stock, and these shares have been registered for resale to the public.

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

Our primary research and development effort is conducted at our facility in Kransnoyark, Russia. We employed five people at that facility at December 31,
2004, including researchers and support personnel.   We also have one employee
and one consultant at our Michigan research facility conducting organ preservation studies.

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

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought fraud charges against us for the same transactions. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over three years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange
Commission receives the remedies that it seeks.   In December 2002, we filed
motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2004, however, we have not been informed of any rulings on these motions. As of March 2005, however, we have not been informed of any rulings on these motions. However, the United States Government and Mr. Masuda have entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term.

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

Period                                      Low Bid        High Bid
-------                                     -------        --------
2004

Fourth Quarter 		         	     $ 0.05	    $ 0.15
Third Quarter				     $ 0.07	    $ 0.19
Second Quarter				     $ 0.14	    $ 0.21
First Quarter 				     $ 0.11	    $ 0.25


2003

Fourth Quarter                               $ 0.12         $ 0.25
Third Quarter                                $ 0.14         $ 0.34
Second Quarter                               $ 0.10         $ 0.30
First Quarter                                $ 0.10         $ 0.27


On March 15, 2005, the high and low bid prices of our common stock on the Bulletin Board were $ 0.11 and $ 0.10 per share, respectively, and there were approximately 272 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2004, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2004. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the fourth quarter of 2004, we issued an aggregate of 5,174,000 shares of our common stock to investors outside the United States for aggregate consideration of $747,300 (including offering cost of $670,300). These issuances were made pursuant to an offering under Regulation S promulgated under the Securities Act. The issuance were made in an "offshore transaction" as defined in Regulation S, to persons other than "U.S. Persons". The investors represented to us that they would resell the shares only in accordance with Regulation S, and the certificates evidencing the shares bear a legend restricting transfer except pursuant to Regulation S.

In the fourth quarter of 2004, we issued an aggregate of 12,900 shares of our common stock to an individual for services with a determined value of $1,200. The issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

During the year ended December 31, 2004, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess, Langley and Ben David (see "Liquidity and Capital Resources" below). We also raised funds through the sales of our capital stock through Regulation S under the Securities Act. To date, we continue to seek alternative sources for capital.

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge. We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. We currently anticipate that these tests will be completed within the next four to six months.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 20 degrees Centigrade for 48 hours. Our next step will be to continue our tests to progressively longer periods of time using this solution. Our goal is to extend the kidney shelf life for from up to 72 to 96 hours. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.

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

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue. In September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties. The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is awaiting human infusion tests. During 2004, using minimal funding, we were able to reformulate the cream for better appearance and use. We then tested the reformulated cream for safety at an independent laboratory, and received positive results. We are now seeking a business partner to produce and market the cream. There is no guarantee that we will be able to develop a marketable product based on the cream. If we are able to develop a marketable product, it will require additional research and development as well as additional capital. At this time, we do not have an estimate of the time or the amount of funds that would be required to produce and market such a product.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Revenues. We did not generate any revenue in the years ended December 31, 2004 and 2003, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing. We have had to curtail development activities due to inadequate capital, and therefore there can be no assurance that we will ever receive revenues or reach profitability.

General and Administrative Expenses.   General and administrative expenses in
the year ended December 31, 2004 were $1,108,400, a decrease from $1,544,000 for the year ended December 31, 2003. The decrease was due primarily to reductions in salaries, marketing expenses and fees for professional services due to our shortfall in capital, offset by an increase in stock-based compensation. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock. As a result of these factors, stock-based compensation increased to $347,500 in the year ended December 31, 2004, from $251,800 for the year ended December 31, 2003. Based on our ongoing cash shortage, we anticipate that stock-based compensation will continue to increase in 2005. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

Research and Development. Our research and development expenses were $218,500 for the year ended December 31, 2004, a decrease from $394,300 for the year
ended December 31, 2003.   This decrease was primarily due to a slowdown in
research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall. In 2003, we suspended human infusion studies and animal testing pending receipt of funding. In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule. We believe that recent reduced payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses. Our sales and marketing expenses for the year ended December 31, 2004 decreased to $146,400, compared to $219,300 for the year ended December 31, 2003. We recently reduced payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives - to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Interest Income and Expense. We incurred interest expense of $366,400 during the year ended December 31, 2004, as compared to interest expense of $7,100 in the year ended December 31 2003. The substantial increase was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004. We did not receive interest income in either of the years ended December 31, 2003 or 2004. We recognized a $762,600 loss on investment in market securities in the year ended December 31, 2004, reflecting a decline in the market value of the Langley ordinary shares held by us. We also recorded an unrealized loss of $9,800 in the year ended December 31, 2004 to reflect the Langley ordinary shares at fair value as of that date. In the year ended December 31, 2003, we wrote off bad debt of $398,300 based on our determination as to the uncertain collectibility of a receivable for 510,000 outstanding shares of our common stock to certain former consultants.

Net Loss. As a result of the foregoing factors, our net loss increased slightly to $2,603,100 for the year ended December 31, 2004, from a net loss of $2,563,800 for the year ended December 31, 2003. Our net loss per share decreased to $0.07 for the year ended December 31, 2004, from $0.10 for the year ended December 31, 2003, due to an increase in 2004 in the number of shares of common stock outstanding.

Liquidity and Capital Resources

Our operating plan for calendar year 2005 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. Since our inception, we have financed our operations through private and public equity placements During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess and Langley, there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements. At the present time, we have no other agreements or arrangements for any private placements.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

We are in the seventh year of research and development, with an accumulated loss during the development stage of $14,658,400. As of December 31, 2004, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development
activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.
Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the year ended December 31, 2004, we pursued various alternatives for raising capital. We entered into the Investment Agreement with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement.
The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. To date, we have not issued any puts of common stock under the Investment Agreement.

In July 2004, we entered into the Stock Purchase Agreement, whereby we would sell shares of our restricted common stock for shares in Langley, a London-based institutional investment trust. Langley was formed in February 2004 to invest in a diverse portfolio of U.S. small-cap companies (defined by Langley management as those public companies having a market capitalization of less than U.K. $100 million). Although Langley's investments are not limited to specific sectors, it has concentrated on mining, oil and gas, energy-related and technology companies since it commenced operations in February 2004. Langley's stated investment objective is to achieve long-term capital growth. The Langley ordinary shares are registered as a unit investment trust on the London Stock Exchange ("LSE"). The trading symbol for the ordinary shares is LSE:LPI. The Langley Investment Trust consists of a portfolio of the common stock of 23 U.S. publicly traded small cap companies.

Langley purchased 7,000,000 shares of our restricted stock at a price of $910,000, or approximately $0.13 per share. The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004. In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004). The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004. The total sales price of $910,000 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement. The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British Pound Sterling to the U.S. dollar as of the close of business on July 26, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the Langley shares. We and the other portfolio companies have received one-half of the free-trading Langley ordinary shares sold to us under the Stock Purchase Agreement. The remaining 50% of the free-trading Langley ordinary shares will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. If at the end of the two-year period the trading price of our common stock falls below $0.065, we will have to sell back to Langley all the escrowed Langley shares. If at the end of the trading period the trading price of our common stock is more than $0.065 but less than $0.13, we will need to sell back to Langley only a proportionate amount of our Langley ordinary shares. We have no obligation to register for resale our shares that are held by Langley.

On March 11, 2005, Langley had a net asset value for its underlying portfolio of U.K. $0.75 per ordinary share, or an aggregate net asset value of U.K. $55,932,617 (U.S. $143,642,417, based on U.K. $1.00 = U.S. $1.9261 on March 11,
2005). Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.54, or an aggregate net asset value of U.K. $40,271,484 (U.S. $77,566,905). We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.155 per ordinary share on March 11, 2005), we have not sold any of our Langley ordinary shares. We have recorded a loss on investment in marketable securities of $762,700 for the year ended December 31, 2004, due to our estimation of a permanent decline in the value of Langley shares.

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

We considered a variety of possible financing options prior to entering into the transaction with Langley. In the past year, it has become more difficult for us to effect equity placements on terms and conditions satisfactory to us and our shareholders. We were approached by a number of private investors who sought to purchase common stock at significant discounts to market and other potential investors who wanted to receive common stock in advance of forwarding consideration for the stock to us. None of these alternatives were acceptable to management. We selected Langley after due diligence on Langley and its management, including but not limited to a review of a prior fund with similar structure and investment strategies, assembled by the founders of Langley.

Effective October 28, 2004, we entered into the Loan Agreement with Ben David. The Loan Agreement called for Ben David to loan us an aggregate of 2,300,000 euros (the "Loan"). The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act. Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, certificates representing the Shares (the "Certificates") were delivered to Ben David to hold until funds for repayment of the Loan were delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. However, the Loan Agreement provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004; however, no Loan funds were received by that date. On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

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

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

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

ITEM 7. FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                      PAGE NO.

  Report of Independent Registered Public Accounting Firm..............F-1

  Financial Statements

  Balance Sheet........................................................F-2

  Statements of Operations......................... ...................F-3

  Statement of Stockholders' Deficit.................. ................F-4-7

  Statements of Cash Flows.............................................F-8-9

  Notes to Financial Statements........................................F-10

==============================================================================

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Human BioSystems
(A Development Stage Company)
Palo Alto, California

We have audited the accompanying balance sheet of Human BioSystems (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from February 26, 1998 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over the financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from February 26, 1998 (Inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


L.L. Bradford & Company, LLC
February 5, 2005
(except for Note 10, as to which the date is March 2, 2005)
Las Vegas, Nevada

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                               December 31, 2004

                                     ASSETS


Current assets
        Cash                                                            $  278,700
        Prepaid expenses and other current assets                           68,800
                                                                        ----------
                Total current assets                                       347,500

Fixed assets, net                                                              200
                                                                        ----------

Total assets                                                            $  347,700
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  224,600
        Accrued liabilities                                                 61,700
        Stockholder payables                                               375,000
                                                                        ----------
                Total current liabilities                                  661,300
                                                                        ----------
Total liabilities                                                          661,300

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 80,457,7000 shares
           and 51,447,000 issued and outstanding                        14,423,600
    Investment in marketable securities held in escrow                     (68,800)
    Accumulated other comprehensive loss                                    (9,800)
    Accumulated deficit during development stage                       (14,658,600)
                                                                        ----------
                Total stockholders' deficit                               (313,600)
                                                                        ----------

Total liabilities and stockholders' equity                              $  347,700
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                              Year ended           Year ended       February 26, 1998
                                                              December 31,         December 31,    (Inception) Through
                                                                 2004                 2003          December 31, 2004
                                                            ---------------        -----------        -----------------

Revenue                                                       $         --         $        --        $        --

Operating expenses
    General and administrative
            Stock based compensation                               347,500              251,800          3,673,800
            Other general and administrative expenses              760,900            1,292,200          5,569,600
                                                                -----------          -----------        ----------
    Total general and administrative                             1,108,400            1,544,000          9,243,400
    Research and development                                       218,500              394,300          1,928,800
    Sales and marketing                                            146,400              219,300            795,400
                                                                 -----------         -----------        ----------
            Total operating expenses                             1,473,300            2,157,600         11,967,600
                                                                 -----------         -----------        ----------
Loss from operations                                            (1,473,300)          (2,157,600)       (11,967,600)

Other income (expense)
    Loan fees                                                           --                   --           (750,000)
    Bad debt related to other receivable                                --            (398,300)           (502,300)
    Loss on investment in marketable securities                   (762,600)                  --           (762,600)
    Interest income                                                     --                   --              2,700
    Interest expense                                              (366,400)              (7,100)          (673,200)
                                                                 -----------          -----------      ------------
Loss before provision for income taxes                           (2,602,300)          (2,563,000)      (14,653,000)

Provision for income taxes                                              800                  800             5,600
                                                                 -----------          -----------      ------------

Net loss                                                         (2,603,100)          (2,563,800)      (14,658,600)
                                                                 -----------          ------------     ------------
Other comprehensive loss, net of tax
   Unrealized loss on investment in marketable securities            (9,800)                  --            (9,800)
                                                                 -----------          -----------      -------------
Total comprehensive loss                                       $ (2,612,900)        $ (2,563,800)      $(14,668,400)
                                                                 ===========          ===========      =============
Basic and diluted loss per common share                        $      (0.07)        $      (0.10)         $   (0.92)
                                                                 ===========          ===========      =============
Basic and diluted weighted average
        common shares outstanding                                 39,795,100           26,814,100         15,899,300
                                                                  ===========          ===========     =============

               See Accompanying Notes To Financial Statements

                                           HUMAN BIOSYSTEMS
                                     (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                      Loan Fees
                                                  Common Stock                    Related to Options     Prepaid Consulting
                                       ----------------------------------            to Purchase          Services Paid in
                                           Shares                 Amount             Common Stock           Common Stock
                                       ----------------------------------         ------------------     ------------------
Balance at February 26, 1998
 (Date of inception)                                --             $       --         $         --           $           --

Issuance of common stock for
 services, weighted average price
 of $0.00                                    4,058,000                 10,200                   --                       --

Issuance of common stock for cash
 (net of offering cost of
 $149,000),$0.12                             1,013,600                119,000                   --                       --

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                     1,000,000                239,400                   --                       --

Net loss                                            --                     --                   --                       --
                                            ----------              ---------              --------               ----------
Balance, December 31, 1998                   6,071,600                368,600                   --                       --

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999, (net of
 offering costs of $163,000), $1.32            287,200                379,500                   --                       --

Stock options and warrants exercise
 price of $0.01                                 31,000                    400                   --                       --

Issuance of common stock for
 services, weighted average price
 of $1.50                                        5,200                  7,800                   --                       --

Issuance of warrants in
 connection with debt
 securities                                         --                 24,800                   --                       --

Stock based compensation
 related to granting options and
 warrants                                           --                296,500                   --                       --

Net loss                                            --                     --                   --                       --
                                            ----------              ---------              --------               ----------

Balance, December 31, 1999                   6,395,000              1,077,600                   --                       --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32              140,100                184,400                   --                       --

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38              224,500                308,700                   --                       --

Issuance of common stock for
 cash, $0.30                                    81,200                 24,400                   --                       --

Stock options and warrants exercise
 price of $0.07                                390,600                 28,900                   --                       --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                     206,700                 67,500                   --                       --

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                            (222,900)              (334,400)                    --                      --

Issuance of common stock in
 satisfaction of promissory
 note payable, $0.37                            13,500                  5,000                    --                      --

Issuance of common stock for
 prepaid consulting services,
 $0.37                                         907,500                335,100                    --                (335,100)

Amortization of prepaid
 consulting services                                --                     --                    --                 139,900

Stock based compensation
 related to options and
 warrants                                           --              1,334,300                    --                      --

Loan fees related to options
 to purchase common stock                           --                750,000             (750,000)                      --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 37,100                    --                      --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                     --                93,800                      --

Net loss                                            --                     --                    --                      --
                                            ----------              ---------              --------                ----------
Balance, December 31, 2000                   8,136,200              3,818,600             (656,200)                (195,200)


Issuance of common stock
 for cash (net of offering
 costs of $111,300,$0.40                     3,224,900              1,293,100                    --                      --

Stock options and warrants
 exercised,weighted average
exercise price of $0.19                        844,600                158,300                    --                      --

Issuance of common stock
 in satisfaction of
 accounts payable, $0.37                        67,600                 24,800                    --                      --

Satisfaction of accrued
 liabilities related to
 granting of warrants                               --                 18,100                    --                      --

Satisfaction of stockholder
 payables related to
 granting of warrants                               --                274,000                    --                      --

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                416,600                212,800                    --                      --

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                             257,300                272,700                    --                      --

Amortization of prepaid
 consulting services                                --                     --                    --                 195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                154,600                 98,500                    --                      --

Stock based compensation
 related to granting of
 warrants and options                               --                416,600                    --                      --

Deemed interest expense
 related to conversion
 feature of note payable                            --                 55,700                    --                      --

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --                    --                656,200                      --

Issuance of common stock
 for other receivable, $0.13                   800,000                104,000                    --                      --

Common shares due as a
 result of terminated
 consulting agreement,$0.78                    510,000                398,300                    --                      --

Issuance of common stock in
 exchange for termination
 of consulting agreement,$1.18                 150,000                177,000                    --                      --

Bad debt related to other
 receivable                                         --                     --                    --                      --

Net loss                                            --                     --                    --                      --
                                            -------------          -----------                -------                -------
Balance, December 31, 2001                  14,561,800              7,322,500                    --                      --

Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                            7,809,400              2,147,300                     --                     --

Stock options and warrants exercised,
 weighted average exercise price
 of $0.01                                      280,000                  4,000                     --                     --

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                      72,100                 54,300                     --                     --

Issuance of common stock for services,
 weighted average price of $0.76               397,700                300,900                     --                     --

Stock based compensation related to granting
 of warrant and options                             --                 97,600                     --                     --

Issuance of common stock in satisfaction of
 accrued liabilities, $0.31                     54,100                 17,000                     --                     --

Common shares due from stockholder                  --                     --                     --                     --

Common shares received from stockholder
 and cancelled, $(0.47)                      (106,400)               (50,000)                     --                     --

Net loss                                            --                     --                     --                     --
                                            --------------       ------------               ------------         --------------
Balance December 31, 2002                   23,068,700              9,893,600                     --                     --

Issuance of common stock for cash
(net of offering costs of $223,000),
$0.16                                        5,562,700                905,400                     --                     --

Issuance of common stock for services,
weighted average price of $0.20                777,700                157,900                     --                     --

Issuance of common stock in satisfaction
of stockholder payables (including
interest of $5,200)                            163,700                 29,400                     --                     --

Stock based compensation related to
granting of warrants and options                    --                 93,900                     --                     --

Cancellation of common stock                   (50,000)                    --                     --                     --

Bad debt related to other receivable                --                     --                     --                     --

Net loss                                            --                     --                     --                     --
                                            ----------           ------------               ----------         --------------
Balance December 31, 2003                   29,522,800             11,080,200                     --                     --

Issuance of common stock for cash (net
 of offering costs of $846,500),
 weighted average price of $0.15             6,757,500                999,400                    --                      --

Issuance of common stock for services,
 weighted average price of $0.16             1,716,300                274,200                    --                      --

Issuance of common stock to employees
 of Russian Branch for services
 (including accrued liabilities of
 $30,400), $0.49                               130,000                 64,000                    --                      --

Issuance of common stock for investment
 in marketable securities, $0.13             7,000,000                910,000                    --                      --

Stock based compensation related to
 granting of options                                --                 39,700                    --                      --

Common stock issued in satisfaction of
 accounts payble (including interest of
 $26,000), $0.15                               592,700                 86,300                    --                      --

Common stock issued in satisfaction of
 due stockholders (including interest
 of $20,000), $0.17                            333,400                 56,700                    --                      --

Common stock issued in satisfaction of
 due to stockholders (including interest
 of $318,700), $0.17                         5,394,300                913,100                    --                      --

Loss on investment in marketable
 securities                                         --                     --                    --                      --

Comprehensive loss, net of tax:

    Net Loss                                        --                     --                    --                      --
    Unrealized loss on investment in
     marketable securities                          --                     --                    --                      --

Total Comprehensive loss                            --                     --                    --                      --
                                           --------------         ------------              -----------           --------------
Balance Decemeber 31, 2004                  51,447,000           $ 14,423,600               $    --                $     --
                                           ==============         ============              ===========           ==============

                                                  See Accompanying Notes To Financial Statements


                                                        HUMAN BIOSYSTEMS
                                                  (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                           Investment
                                                              in         Accumulated       Accmulated
                                                           Marketable       Other        Deficit During        Total
                                             Other         Securities   Comprehensive     Development       Stockholders'
                                           Receivable      PLC              Loss             Stage             Deficit
                                           ----------   -------------  --------------    -------------     ----------------
Balance at February 26, 1998
 (Date of inception)                        $       --   $      --       $      --         $     --         $       --

Issuance of common stock for
 services, weighted average price
 of $0.00                                           --          --              --               --              10,200

Issuance of common stock for cash
 (net of offering cost of $149,000),$0.12           --          --              --               --             119,000

Issuance of common stock in
 September 1998 in Reg. D
 offering,(net of offering
 cost of $10,600), $0.24                            --          --              --               --             239,400

Net loss                                            --          --              --          (272,000)          (272,000)
                                              ----------  -----------  --------------      ----------           --------
Balance, December 31, 1998                          --          --              --          (272,000)            96,600

Issuance of common stock and
 warrants for cash during 1999
 from Reg. D offering dated
 September 1, 1999,( net of
 offering costs of $163,000), $1.32                 --          --              --                --            379,500

Stock options and warrants exercise
 price of $0.01                                     --          --              --                --                400

Issuance of common stock for
 services, weighted average price
 of $1.50                                           --          --              --                --              7,800

Issuance of warrants in
 connection with debt
 securities                                         --          --              --                --             24,800

Stock based compensation
 related to options and
 warrants                                           --          --              --                --            296,500

Net loss                                            --          --              --         (1,098,200)       (1,098,200)
                                                ----------   ----------     ---------      -----------       ------------

Balance, December 31, 1999                          --          --              --         (1,370,200)         (292,600)

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 September 1, 1999,(net of
 offering costs of $25,800),$1.32                   --          --               --                --           184,400

Issuance of common stock and
 warrants for cash during 2000
 from Reg. D offering dated
 February 2, 2000,(net of
 offering costs of $28,100),$1.38                   --          --               --                --           308,700

Issuance of common stock for
 cash, $0.30                                        --          --               --                --            24,400

Stock options and warrants exercise
 price of $0.07                                     --          --               --                --            28,900

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering,$0.33                          --          --               --                --           67,500

Rescission of common stock
 related to Reg. D offering
 dated September 1, 1999 and
 February 2, 2000                                   --          --               --                --         (334,400)

Issuance of common stock in
 satisfaction of promissory
 note                                               --          --               --                --           5,000

Issuance of common stock for
 prepaid consulting services,
 $0.37                                              --          --               --                --              --

Amortization of prepaid
 consulting services                                --          --               --                --         139,900

Stock based compensation
 related to options and
 warrants                                           --          --               --                --       1,334,300

Loan fees related to options
 to purchase common stock                           --          --               --                --              --

Deemed interest expense
 related to conversion
 feature of note payable                            --          --               --                --          37,100

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                              --          --               --                --          93,800

Net loss                                            --          --               --         (2,635,700)    (2,635,700)
                                               ----------   ---------      ---------         ----------    -----------

Balance, December 31, 2000                          --          --             --           (4,005,900)    (1,038,700)

Issuance of common stock
 for cash (net of offering
 costs of $111,300),$0.40                          --           --             --                   --      1,293,100

Stock options and warrants
 exercised,weighted average
exercise price of $0.19                            --           --             --                   --        158,300

Issuance of common stock
 in satisfaction of
 accounts payable,$0.37                            --           --             --                   --         24,800

Satisfaction of accrued
 liabilities related to
 granting of warrants                              --           --             --                   --         18,100

Satisfaction of stockholder
 payables related to
 granting of warrants                              --           --             --                   --        274,000

Issuance of common stock in
 satisfaction of promissory
 note issued as a result of
 rescission offering
 (including interest of
 $34,600),$0.51                                    --           --             --                   --        212,800

Issuance of common stock in
 satisfaction of convertible
 note payable - related
 party (including interest
 of $82,700),$1.06                                 --          --              --                   --        272,700

Amortization of prepaid
 consulting services                               --          --              --                   --        195,200

Issuance of common stock
 for services, weighted average
 price of $0.64                                    --          --              --                   --         98,500

Stock based compensation
 related to granting of
 warrants and options                              --          --              --                   --        416,600

Deemed interest expense
 related to conversion
 feature of note payable                           --          --              --                   --         55,700

Current period amortization
 of loan fees related to
 options to purchase common
 stock                                             --          --              --                   --        656,200

Issuance of common stock
 for other receivable, $0.13                 (104,000)         --              --                   --            --

Common shares due as a
 result of terminated
 consulting agreement, $0.78                 (398,300)         --              --                   --            --

Issuance of common stock in
 exchange for termination
 of consulting agreement, $1.18                    --          --              --                   --        177,000

Bad debt related to other
 receivable                                   104,000          --              --                   --        104,000

Net loss                                          --           --              --           (2,971,500)    (2,971,500)
                                         ------------      -----------     -----------      -----------    -----------

Balance, December 31, 2001                  (398,300)          --               --           (6,977,400)      (53,200)

Issuance of common stock for cash
(net of offering costs of
 $159,900), $0.27                                --            --               --                  --      2,147,300

Stock options and warrants exercised,
 weighted average exercise
 price of $0.01                                  --            --               --                  --          4,000

Issuance of common stock in satisfaction
 of promissory note issued as a result of
 rescission offering (including accrued
 interest of $7,200),$0.75                       --            --               --                  --         54,300

Issuance of common stock for services,
 weighted average price of $0.76                 --            --               --                  --        300,900

Stock based compensation related to
 granting of warrant                             --            --               --                  --         97,600

Issuance of common stock in satisfaction
 of accrued liabilities, $0.31                   --            --               --                  --         17,000

Common shares due from stockholder          (50,000)           --               --                  --        (50,000)

Common shares received from stockholder
 and cancelled,$(0.47)                       50,000            --               --                  --             --

Net loss                                         --            --               --           (2,514,300)   (2,514,300)
                                         --------------   ----------        ---------        -----------   -----------
Balance December 31, 2002                  (398,300)           --               --           (9,491,700)        3,600


Issuance of common stock for cash
(net of offering costs of $223,000),
$0.16                                            --            --               --                   --       905,400

Issuance of common stock for services,
weighted average price of $0.20                  --            --               --                   --       157,900

Issuance of common stock in satisfaction
of stockholder payables (including
interest of 5,200)                               --            --               --                   --        29,400

Stock based compensation related to
granting of warrants and options                 --            --               --                   --        93,900

Cancellation of common stock                     --            --               --                   --            --

Bad debt related to other receivables       398,300            --               --                   --       398,300

Net loss                                         --            --               --           (2,563,800)   (2,563,800)
                                          -----------    -----------        ---------       ------------   -----------
Balance, December 31, 2003                       --            --               --          (12,055,500)     (975,300)

Issuance of common stock for cash (net
 of offering costs of $846,500),
 weighted average price of $0.15                 --            --               --                   --       999,400

Issuance of common stock for services,
 weighted average price of $0.16                 --            --               --                   --       274,200

Issuance of common stock to employees
 of Russian Branch for services
 (including accrued liabilities of
 $30,400), $0.49                                 --            --               --                   --        64,000

Issuance of common stock for investment
 in marketable securities, $0.13                 --      (455,000)              --                   --       455,000

Stock based compensation related to
 granting of options                             --            --               --                   --        39,700

Common stock issued in satisfaction of
 accounts payble (including interest of
 $26,000), $0.15                                 --            --               --                   --        86,300

Common stock issued in satisfaction of
 due stockholders (including interest
 of $20,000), $0.17                              --            --               --                   --        56,700

Common stock issued in satisfaction of
 due to stockholders (including interest
 of $318,700), $0.17                             --            --               --                   --       913,100

Loss on investment in marketable
 securities                                      --       381,300               --                   --       381,300

Comprehensive loss, net of tax:

  Net Loss                                       --            --               --           (2,603,100)   (2,603,100)
  Unrealized loss on investment in
   marketable securities                         --         4,900            (9,800)                 --        (4,900)

Total Comprehensive loss                         --            --                --                  --    (2,608,000)
                                            -----------  ----------       ----------        ------------   -----------
Balance December 31, 2004                   $    --     $  68,800         $  (9,900)        $(14,658,600)  $ (313,600)
                                            ===========  ==========       ==========       =============   ===========

                               See Accompanying Notes To Financial Statements

                                 HUMAN BIOSYSTEMS
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS


                                                                                              February 26, 1998
                                                         Year ended         Year ended       (Inception) Through
                                                      December 31, 2004   December 31, 2003   December 31, 2004
                                                      -----------------    -----------------  -----------------
 Cash flows from operating activities:
  Net loss                                             $  (2,603,100)        $  (2,563,800)    $  (14,658,600)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
    Stock based compensation                                 347,500               251,800          3,673,800
    Depreciation                                               1,400                 1,900              9,600
    Deemed interest expense                                       --                    --             92,800
    Interest expense paid in common stock                    365,300                 5,200            487,800
    Amortization of discount and loan fees
     on notes payable                                             --                    --            774,800
    Loss on investment in marketable securities              762,600                    --            762,600
    Bad debt related to other receivables                         --               398,300            502,300
   Changes in operating assets and liabilities:
    Change in prepaid expenses and other assets               18,400                21,000                 --
    Change in accounts payable                                19,500               185,500            309,000
    Change in accrued liabilities                            (45,400)              152,100            172,100
                                                          -----------           -----------         -----------
      Net cash used by operating activities               (1,133,800)           (1,548,000)        (7,874,800)

 Cash flows from investing activities:
  Purchase of fixed assets                                        --                    --             (9,800)
                                                          -----------           -----------         -----------
    Net cash provided by investing activities                     --                    --             (9,800)

 Cash flows from financing activities:
  Change in stockholder payables                             405,700               505,300          1,236,900
  Proceeds from issuance of common stock                     999,400               905,400          6,792,200
  Proceeds from borrowing on notes payable                        --                    --            323,100
  Principal payments on notes payable                             --                    --            (97,400)
  Principal payments on stock subject to rescission               --                    --            (41,500)
  Change in other receivables                                     --                    --            (50,000)
                                                           -----------           -----------       -----------
    Net cash provided by financing activities              1,405,100             1,410,700           8,163,300
                                                           -----------           -----------        -----------

 Net increase (decrease) in cash                             271,300              (137,000)            278,700

 Cash, beginning of period                                     7,400               144,700                  --
                                                           -----------           -----------        -----------

 Cash, end of period                                 $       278,700       $         7,400       $      278,700
                                                           ===========           ===========        ===========

 Supplemental disclosure of cash flow information:
  Cash paid for income taxes                         $             --      $           800       $        4,800
                                                           ===========           ===========        ===========
  Cash paid for interest                             $             --      $         1,200       $       12,900
                                                           ===========           ===========        ===========
 Schedule of non-cash financing activities
  Issuance of warrants in connection
    with debt securities                             $            --       $            --       $       24,800
                                                          ===========           ===========          ===========
 Principal payments on notes payable through the
  issuance of common stock                           $            --       $            --       $        5,000
                                                          ===========           ===========          ===========
 Rescission of common stock related to Reg D
  offering dated September 1, 1999 and
  February 2, 2000                                   $            --       $            --       $      344,400
                                                          ===========           ===========           ===========
 Issuance of common stock in satisfaction of
  promissory note issued as a result of rescission
  offering                                           $            --       $            --       $       67,500
                                                          ===========           ===========           ===========
 Issuance of common stock for prepaid
  consulting services                                $            --       $            --       $      335,100
                                                          ===========           ===========           ===========
 Loan fees related to options to purchase
  common stock                                       $            --       $            --       $      750,000
                                                          ===========           ===========           ===========
 Issuance of common stock in exchange for termination
  of consulting agreement                            $            --       $            --       $      398,300
                                                          ===========           ===========          ===========
 Issuance of common stock in exchange for
  other receivable                                   $            --       $            --       $      104,000
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  accounts payable                                   $            --       $            --       $       24,800
                                                          ===========           ===========          ===========
 Satisfaction of accrued liabilities related
  to granting of warrants                            $            --       $            --       $       18,100
                                                          ===========           ===========          ===========
 Satisfaction of stockholder payables related
  to granting of warrants and options                $            --       $            --       $      274,000
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  convertible note payable - related party
  (excluding interest of $82,700)                    $            --       $            --       $      190,000
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  promissory note issued as a result of
  rescission offering(excluding interest of $34,600) $            --       $            --       $      178,200
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  promissory note issued as a result of rescission
  offering (including accrued interest of $7,200)    $            --       $            --       $       54,300
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of accrued
  liabilities                                        $            --       $            --       $       17,000
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  stockholder payables (excluding interest
   of $5,200)                                        $            --       $        24,200       $       24,200
                                                          ===========           ===========          ===========
 Issuance of common stock to employees
  of Russian Branch for accrued liabilities
  (excluding servise of$33,600)                      $        30,400       $            --       $       30,400
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  accounts payble (excluding interest of $26,000)
                                                     $        59,700       $            --       $       59,700
                                                          ===========           ===========          ===========
 Issuance of common stock in satisfaction of
  accrued liabilities (excluding interest
  of $20,000)                                        $        36,700       $            --       $       36,700
                                                          ===========           ===========          ===========
 Issuance of common stock issued in satisfaction of
  due to stockholders (excluding interest
   of $318,700)                                      $       594,400       $            --       $      594,400
                                                          ===========           ===========          ===========


                                                 See Accompanying Notes To Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Human BioSystems (formerly known as HyperBaric Systems) (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the seventh year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,603,000 for the year ended December 31, 2004. The Company is in the seventh year of research and development, with an accumulated loss during the development stage of approximately $14,659,000. As of December 31, 2004, management is uncertain as to the completion date or if the product will be completed at all.

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

Cash - The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2004, the Company's uninsured cash balance totaled $187,000.

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

Marketable securities - The Company classifies marketable securities as "available for sale" which are carried on the financial statements at fair market value. Realized gains and losses are included in earnings while unrealized holding gains and losses are reported as a separate component of stockholders' deficit. Certain securities obtained through the issuance of the Company's common stock are held in escrow and cannot be sold until a future time. Accordingly, the Company classifies such securities in the stockholders' deficit.

Research and development costs - Research and development expenditures are charged to expenses as incurred.

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $1,500 and $18,000 were incurred for the years ended December 31, 2004 and 2003, respectively.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Stock-based compensation (continued) - The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

		                             2004	   2003
                                         ---------------------------
Net loss, as reported	                 $(2,603,100) 	$(2,563,800)
Add: Stock-based employee compensation
  expense included in reported loss,
  net of related tax effects		      20,000		--
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based methods for all awards,
  net of related tax effects	            (102,100)	    (23,200)
                                         -------------   ------------
Pro forma net loss	                 $(2,685,200) 	$(2,587,000)
                                         =============   ============
Net loss per common share
 Basic and diluted loss, as reported	 $	(0.07) 	$     (0.10)
                                         =============   ============
 Basic and diluted loss, pro forma	 $	(0.07)	$     (0.10)
                                         =============   ============
As required, the pro forma disclosures above include options granted since February 26, 1998 (Inception).

Fair values of financial instruments - The carrying amounts of accounts payable, accrued liabilities, stockholder payables and other receivable approximate fair value because of the short-term maturity of these instruments.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003, options and warrants to purchase 3,277,400 and 3,168,100 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

New accounting pronouncements - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.

2.	FIXED ASSETS

	A summary of fixed assets as of December 31, 2004 is as follows:

	Equipment	                   $ 9,800
	Less:  accumulated depreciation	     9,600
                                          ---------
		                           $   200
                                          =========

3.	INVESTMENT IN MARKETABLE SECURITIES

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement will be held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.

The Company recorded a loss on investment in marketable securities totaling $762,700 due to a permanent decline based on the market value of the Langley shares. Additionally, the Company recorded an unrealized loss totaling $9,800 to reflect the securities at fair value as of December 31, 2004, which has been reported as other comprehensive income.

Cost and fair value of marketable securities as of December 31, 2004 are as follows:

					  Permanent		    Fair Value at
					  Decline in   Unrealized   December 31,
		                 Cost     Fair Value	  Loss		2004
                               ---------------------------------------------------
Securities available for sale:
  Langley Park Investments PLC	$ 455,000 $ (381,300)	$ (4,900)     $ 68,800

Securities held in escrow:
  Langley Park Investments PLC	  455,000   (381,300)	  (4,900)       68,800
                                 --------- ----------  -----------   -----------
		               $  910,000 $ (762,700)	$ (9,800)     $	137,600
                                 ========= ==========  ===========   ===========

4.	RELATED PARTY TRANSACTIONS

On February 26, 1998, the Company issued 877,500 shares of common stock valued at $0.0025 per share to an officer and director of the Company for services rendered. On July 18, 1998, this officer purchased 40,000 additional shares of common stock for $0.25 per share.

On February 26, 1998, the Company issued 877,500 shares of common stock valued at $0.0025 per share to an officer and director of the Company for services rendered.

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

Due to stockholders consist of the following as of December 31, 2004:

Wages payable to stockholder employees	           $	357,500

Accrued vacation payable to stockholder employees	 17,200

Accrued interest related to promissory note payable         300
                                                    ---------------
		                                  $	375,000
                                                    ===============

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

All of the 1,000,000 shares were issued in reliance on the Federal exemption from registration under Rule 504 of Regulation D and a Form D relating to these shares was filed with the U.S. Securities and Exchange Commission (the SEC) on September 9, 1998.

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

During the third and fourth quarters of 2000, the Company issued 907,500 shares with a weighted average fair value of $0.37 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2002 and 2001, $0.00 and $195,200 has been recorded as stock based compensation for the services.

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

The Company issued 800,000 shares of common stock in April 2001 related to a stock purchase agreement totaling $104,000.

The Company issued 510,000 shares of common stock in January 2001 for a consulting agreement that was terminated in August 2001, as discussed in Note 8.

The Company issued 150,000 shares of common stock in September 2001 in exchange for a termination of a consulting agreement, as discussed in Note 8..

The Company issued 72,100 shares of common stock in January 2002 related to the conversion of a promissory note totaling $54,300, including accrued interest of $7,200.

During the first and second quarters of 2002, the Company issued 317,500 shares with a weighted average fair value of $0.76 per share to eight unrelated parties recorded as stock based compensation totaling $264,000.

During the third and fourth quarters of 2002, the Company issued 80,200 shares with a weighted average fair value of $0.46 per share to four unrelated parties recorded as stock based compensation totaling $36,900.

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

During the first quarter 2004, the Company issued 124,500 shares of common stock in satisfaction of accounts payable totaling $21,200 (including interest of $7,500).

During the first quarter 2004, the Company issued 233,500 shares of common stock in satisfaction of accrued liabilities totaling $39,700 (including interest of $14,000).

During the second quarter 2004, the Company issued 469,600 shares of common stock for cash totaling $69,100 (including offering costs of $36,300).

During the second quarter 2004, the Company issued 412,000 shares of common stock for services totaling $67,500.

During the second and forth quarter 2004, the Company issued 130,000 shares of common stock to certain employees of the Russian Branch for services totaling $64,000 (including accrued liabilities of $30,400).

During the second quarter 2004, the Company issued 318,200 shares of common stock in satisfaction of accounts payable totaling $54,100 (including interest of $19,100).

During the second quarter 2004, the Company issued 99,900 shares of common stock in satisfaction of accrued liabilities totaling $17,000 (including interest of $6,000).

During the third quarter 2004, the Company issued 450,800 shares of common stock for services totaling $52,100.

During the third quarter 2004, the Company issued 600,900 shares of common stock for cash totaling $68,600 (including offering costs of $73,400).

During the fourth quarter 2004, the Company issued 5,174,100 shares of common stock for cash totaling $747,300 (including offering costs of $670,300).

During the forth quarter 2004, the Company issued 12,900 shares of common stock for services totaling $1,200.

During the first quarter 2004, the Company issued 150,000 shares of common stock in satisfaction of accounts payable totaling $11,000.

Loan Agreement - During October 2004, the Company entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated individual (the "Lender"). The Loan Agreement called for the Lender to loan an aggregate of 2,300,000 Euros to the Company (the "Loan") with interest at the rate of three percent per annum, payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was to be secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and were delivered to the Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement was declared in default, with the Shares to be immediately returned to the Company, as the Loan funds were not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). As discussed in Note 10, the shares were cancelled during February and March 2005. Accordingly, the Company has not recorded the shares as outstanding.

Shares held in escrow - As of December 31, 2004, 6,010,700 shares of the Company's common stock are issued and held in trust accounts. The trust accounts were set up to receive and hold cash from investors in exchange for shares of common stock. These shares will be recognized as outstanding upon receipt of cash or other consideration.

6.	STOCK OPTION PLANS AND WARRANTS

The Company adopted the following plans during 1998:

	Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2004, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2004, and changes during the period from February 26, 1998 (date of inception) to December 31, 2004 is presented in the following table:

                                           Shares                           Weighted
                                       Available for          Options       Average
                                           Grant             Outstanding     Price
                                      -------------         -----------   --------
Authorized, February 26, 1998
  (date of inception)                      600,000                  --    $    --
Granted                                   (250,000)            250,000       0.07
                                         ---------            --------     ------
Balance, December 31, 1998                 350,000             250,000       0.07
Granted                                   (325,000)            325,000       0.58
Forfeited                                   75,000             (75,000)      0.50
                                         ---------            --------     ------
Balance, December 31, 1999                 100,000             500,000       0.34
Granted                                    (75,000)             75,000       1.50
Exercised                                       --            (152,000)      0.03
Forfeited                                       --                  --         --
                                         ---------            --------     ------
Balance, December 31, 2000                  25,000             423,000       0.67
Granted                                   (150,000)            150,000       0.23
Forfeited                                  150,000            (150,000)      0.72
                                         ---------            --------     ------
Balance, December 31, 2001                  25,000             423,000       0.53
Granted                                         --                  --         --
Forfeited                                       --                  --         --
                                         ---------            --------     ------
Balance, December 31, 2002                  25,000             423,000       0.53
Granted                                         --                  --         --
Forfeited                                  150,000            (150,000)      0.50
Expired                                     48,000             (48,000)      0.03
                                         -----------          ---------   --------
Balance, December 31, 2003                 223,000             225,000       0.65
Granted		                                --		    --	       --
Forfeited		                        --	            --	       --
Expired		                                --	            --	       --
                                         -----------          ---------   ---------
Balance, December 31, 2004		   223,000	       225,000	  $  0.65

The weighted-average fair value of statutory stock options granted during 2004 and 2003 was $0.00 and $0.00, respectively.

The following table summarizes information about statutory stock options outstanding as of December 31, 2004:

 Options Outstanding                        Options Exercisable
-----------------------------------------    ----------------------------------
                                Weighted
                 Number          Average       Weighted      Number     Weighted
Range of      Outstanding       Remaining      Average     Exercisable  Average
Exercise         as of         Contractual    Exercise        as of     Exercise
Prices         12/31/04           Life          Price       12/31/04      Price
--------      -----------      -----------    ---------    ----------   --------

0.23 - 0.50    150,000          1.2 years        0.23        150,000       0.23
1.50            75,000          0.2 years        1.50         75,000       1.50
              ---------                       ---------     ---------    -------
               225,000                        $  0.65        225,000    $  0.65
              =========                       =========     =========    =======

Compensation expense under APB No. 25 relating to statutory options that became exercisable in 2004 and 2003 was $0.00 and $0.00, respectively.

Employees may exercise their options to purchase their shares according to the following schedule:

			 Rocky Umar  All others
	                 ----------  -----------
	at inception	    20%		-
	after 1st year	    24%		30%
	after 2nd year	    32%		30%
	after 3rd year	    24%		40%

Non-Statutory Incentive Stock Options Plans

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2004, 2,000,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2004 and changes during the period from February 26, 1998 (date of inception) to December 31, 2004 is presented in the following table:

                                                                       Weighted
                                      Shares                            Average
                                     Available         Options         Exercise
                                     For Grant       Outstanding         Price
                                   -----------      ------------      ---------
Authorized, February 26, 1998,
   (date of inception)               2,000,000               --      $      --
Granted                               (800,000)         800,000           0.24
                                    ----------         --------          -----
Balance, December 31, 1998           1,200,000          800,000           0.24
Granted                               (142,500)         142,500           0.32
Exercised                                   --          (31,000)          0.01
Forfeited                              350,000         (350,000)          0.50
                                    ----------         --------          -----
Balance, December 31, 1999           1,407,500          561,500           0.12
Granted                               (382,500)         382,500           0.84
Exercised                                   --         (197,000)          0.06
Forfeited                                   --               --             --
                                    ----------         --------          -----
Balance, December 31, 2000           1,025,000          747,000           0.40
Granted                               (300,000)         300,000           0.29
Exercised                                   --         (249,000)          0.05
Forfeited                                   --              --              --
                                    ----------         --------          -----
Balance, December 31, 2001             725,000          798,000           0.56
Granted                                     --               --             --
Exercised                                   --          (20,000)          0.07
Forfeited                                   --               --           0.03
                                    ----------         --------          -----
Balance, December 31, 2002             725,000          778,000           0.58
Granted                                     --               --             --
Forfeited                               75,000          (75,000)          0.32
Expired                                 73,000          (73,000)          0.03
                                   ------------        ---------         ------
Balance, December 31, 2003             873,000          630,000           0.67
Granted	                                    --		     --		    --
Forfeited		                    --		     -- 	    --
Expired		                       132,500	       (132,500)	  0.33
	                           ------------       ----------        -------
Balance, December 31, 2004           1,005,500		497,500	     $	  0.67

The weighted-average fair value of non-statutory stock options granted during 2004 and 2003 was $0.00 and $0.00, respectively.

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2004:


  Options Outstanding                        Options Exercisable
-----------------------------------------    -----------------------------------
                                Weighted
                 Number          Average       Weighted      Number     Weighted
Range of      Outstanding       Remaining      Average     Exercisable  Average
Exercise         as of         Contractual    Exercise        as of     Exercise
Prices         12/31/04           Life          Price       12/31/04      Price
--------      -----------      -----------    ---------    ----------   --------

$ 0.01 - 0.25      40,000         0.9 years    $   0.05       40,000  $    0.09
  0.28            225,000         0.8 years        0.28      225,000       0.28
  0.30 - 0.54      30,000         0.6 years        0.30       30,000       0.44
  1.50            202,500         0.1 years        1.50      202,500       1.50
                ----------                     ---------    --------     -------
                  497,000                      $   0.76      497,000  $    0.76
                ==========                     =========    ========     =======

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2004 and 2003 was $0.00 and $0.00, respectively.

The Company adopted the following plan during 2001:

Stock Options Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2004, 5,000,000 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2004 and 2003, the Company granted 1,000,000 and 0.00 statutory options, respectively, and 0.00 and 305,000 non-statutory options, respectively. As of December 31, 2004, outstanding statutory and non-statutory options total 1,399,000 and 400,000, respectively.

A summary of the status of this plan as of December 31, 2004 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2004 is presented in the following table:

                                                                       Weighted
                                      Shares                            Average
                                     Available         Options         Exercise
                                     For Grant       Outstanding         Price
                                   -----------      ------------      ---------
Authorized, August 4, 2001,
(date of inception)                  1,585,500               --      $      --
Granted                               (225,000)         225,000           0.35
Forfeited                                   --               --             --
                                     ---------          -------          -----
Balance, December 31, 2001           1,360,500          225,000           0.35
Granted                               (569,000)         569,000           0.41
Forfeited                               75,000          (75,000)          0.85
                                     ---------          -------          -----
Balance, December 31, 2002             866,500          719,000           0.41
Granted                               (305,000)         305,000           0.15
Forfeited                               75,000          (75,000)          0.54
Expired                                150,000         (150,000)          0.13
Authorization of additional shares   3,414,500               --             --
                                     ---------         ---------        -------
Balance, December 31, 2003           4,201,000          799,000           0.41
Granted                             (1,000,000)	      1,000,000		  0.11
Forfeited                                   --               --             --
Expired                                     --               --             --
                                     ---------         ---------        -------
Balance, December 31, 2004           3,201,000	      1,799,000	        $ 0.21
	                             =========        ==========        ======

The weighted-average fair value of non-statutory stock options granted during 2004 and 2003 was $0.00 and $0.07, respectively. The weighted-average fair value of statutory stock options granted during 2004 and 2003 was $0.02 and $0.00, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2004:

           Options Outstanding                        Options Exercisable
-----------------------------------------    -----------------------------------
                                  Weighted
                   Number          Average       Weighted      Number     Weighted
Range of        Outstanding       Remaining      Average     Exercisable  Average
Exercise           as of         Contractual    Exercise        as of     Exercise
Prices           12/31/04           Life          Price       12/31/04     Price
--------        -----------      -----------    ---------    ----------   --------

$ 0.10 - 0.17    1,305,000       3.8 years      $ 0.11        540,000    $  0.12
  0.34 - 0.54      494,000       3.2 years        0.48        441,600       0.47
                 ---------       ---------       ------       -------     -------
                 1,799,000                      $ 0.21        981,600    $  0.28
                 =========                       ======       =======     =======


The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2004 and 2003; no dividend yield; expected volatility of 0% and 121%, risk free interest rates of 0% and 1.5%, expected lives of 0.0 and 1.0 years for all plan options.

The following table summarizes information about statutory stock options granted during the year ended December 31, 2004:

Exercise price
                 Equals,
                 Exceeds or is
Number of         Less Than
Options          Mkt. Price of      Weighted-       Range of     Weighted-
Granted          Stock on           Average        Exercise    Average Fair
During 2004     Grant Date       Exercise Price     Prices        Value
-----------   --------------     --------------   ----------   -----------
       --         Equals          $      --         $    --     $    --
       --         Exceeds                --              --          --
1,000,000         Less Than            0.11            0.11        0.02
---------        ----------    ---------------    ----------  --------------
1,000,000                         $    0.11                     $  0.02
=========                      ===============                ==============

Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2004 and 2003 was $10,100 and $12,400, respectively. Compensation expense under APB No. 25 relating to these stock options that became exercisable in 2004 and 2003 was $20,000 and $0.00, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2004:

                                                                  Weighted
                                                                  Average
                                      Warrants                    Exercise
                                    Outstanding                   Price
                                  -------------                ------------
Balance, February 26, 1998
   (date if inception)                      -                  $       -
Granted                               100,000                       0.38
                                   ----------                     ------
Balance, December 31, 1998            100,000                       0.38
Granted                               942,800                       1.62
                                   ----------                     ------
Balance, December 31, 1999          1,042,800                       1.50
Granted                             1,398,600                       1.20
Exercised                             (41,600)                      0.34
Expired                              (900,000)                      1.38
Forfeited                             (75,800)                      2.50
                                   ----------                     ------
Balance, December 31, 2000          1,424,000                       2.36
Granted                               995,500                       0.25
Exercised                            (595,600)                      0.24
Expired                               (20,000)                      1.50
Forfeited                             (35,600)                      2.50
                                   ----------                     ------
Balance, December 31, 2001          1,768,300                       0.99
Granted                                80,000                       0.72
Exercised                            (260,000)                      0.01
Expired                              (200,000)                      2.42
Forfeited                                  --                         --
                                   ----------                     ------
Balance, December 31, 2002          1,388,300                       0.95
Granted                               580,000                       0.17
Expired                              (165,000)                      0.87
                                   -----------                    ------
Balance, December 31, 2003          1,803,300                       0.71
Granted                                60,000                       0.16
Expired                              (290,000)                      0.42
                                   -----------                    ------
Balance, December 31, 2003	    1,573,300		       $    0.74
                                   ===========                    ======

The weighted average fair value of warrants granted during 2004 and 2003 was $0.16 and $0.16, respectively.

The following table summarizes information about warrants outstanding at December 31, 2004:
                                Weighted
                 Number          Average        Number
Range of      Outstanding       Remaining     Exercisable
Exercise         as of         Contractual       as of
Prices         12/31/04           Life         12/31/04
--------      -----------      -----------   ----------
$ 0.01          233,300         1.5 years      233,300
  0.15          450,000         0.3 years      450,000
  0.21 - 0.72   330,000         1.4 years      330,000
  1.50          700,000         5.0 years      710,000
              -----------                    ----------
              1,573,300                      1,573,300
              ===========                    ==========

The following table summarizes information about warrants granted during the year ended December 31, 2004:

                 Exercise price
                 Equals,
                 Exceeds or is
Number of        Less Than
Options          Mkt. Price of      Weighted-       Range of     Weighted-
Granted          Stock on           Average        Exercise    Average Fair
During 2004      Grant Date       Exercise Price     Prices        Value
-----------   --------------     --------------   ----------   -----------
       --          Equals         $    --         $      --      $     --
   30,000         Exceeds             0.17             0.17          0.15
   30,000         Less Than           0.14             0.14          0.17
----------        ---------          ------      -----------    -----------
   60,000                         $   0.16                       $   0.16
==========                          ========                    ===========

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2004 and 2003; no dividend yield; expected volatility of 263% and 259%; risk free interest rates of 2.5% and 1.3%; and expected lives of 2.0 and 1.1 years. Compensation expense relating to warrants granted for services in 2004 and 2003 was $9,600 and $81,500.

7.	INVESTMENT AGREEMENT

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

8.	OTHER RECEIVABLES, NET

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

9.	COMMITMENTS AND CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

Common stock - During January 2005, the Company issued 300,000 shares of common stock to an individual for services totaling $22,500.

Employees - During February 2005, two employees of the Company agreed to work on a consulting basis with a $500 per month retainer, reducing monthly salary expense by approximately $17,000.

Cancellation of common stock - As discussed in Note 5, during February and March 2005 the Company received and cancelled 23,000,000 shares previously issued in October 2004 related to a Loan Agreement with an unaffiliated individual.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2004:

Name                  Age     Position
----------           ----    --------------
 Harry Masuda         60     President, Chief Executive Officer, and a
			     Director
 Paul Okimoto         69     Chairman of the Board, Secretary and Executive
			     Vice President
 Rocky Umar           69     Vice President, Strategic Planning (1)
 Robert Strom         62     Vice President, Marketing and Sales (2)
 Dr. Luis Toledo      60     Chief Medical Officer
 George Tsukuda       60     Director
 Leonid Babak         55     Branch Chief of Russian Operations
 Victor Ivashin       58     Chief Technology Officer (1)
_______________________________
(1)	Terminated by the Company and engaged as an advisor in February 2005.
(2)	Terminated by the Company in February 2005.

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

Rocky Umar joined us in May 1998 as Vice President of Marketing; in March 2001 he became our Vice President, Strategic Planning. Mr. Umar was an Information Systems Consultant from 1993 to April 1998. Prior to consulting, Mr. Umar served as Senior Executive for Product Management, Marketing and Sales at Cogar Corporation, and was responsible for acquisitions, marketing and sales, and planning for Singer Company, Business Machines Division. Mr. Umar was also CEO of Witek, Inc. a wireless technology company. In February 2005, we terminated Mr. Umar's employment but retained him as an advisor.

Robert Strom joined us in March 2001 as Vice President of Marketing and Sales. Mr. Strom started a newspaper, The Prince George Progress, in 1963 at the age of
20. After selling his publishing business seven years later, he became a partner in ACI, Inc., a New York-based cosmetics company, where he managed all sales and marketing activities. Mr. Strom subsequently founded Cosmania, an international cosmetics company that he sold to American International, Inc. in 1996. In February 2005, we terminated Mr. Strom's employment as part of a restructuring of our compensation program.

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

Victor Ivashin joined us in December 2001 as our Chief Technology Officer. He received a BSEE and MSEE from the University of Nevada and was awarded a Ph.D. from the University of Poznan in Poland. Dr. Ivashin has received patents in mechanisms and fiber optics. He has 25 years of combined managerial, research and practical experience in electronics development and design and in department and company management. Dr. Ivashin speaks fluent Russian. In February 2005, we terminated Mr. Ivashin's employment but retained him as an advisor.

Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee or any other committee of the Board of Directors. The responsibilities of these Committees are fulfilled by our Board of Directors. In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members. We hope to add qualified independent members of our Board of Directors later in 2005, depending upon our ability to reach and maintain financial stability.

Directors' Compensation

Directors who are also our employees receive no additional compensation for serving on the Board. We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2004 and 2003. Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, Mr. Larry McCleary did not timely file a Form 3 (each Form was filed in December 2004).

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer (the "Named Executive Officer") during the years ended December 31, 2004, 2003 and 2002. No other executive officer received cash compensation in excess of $100,000 during these years.

Summary Compensation Table (1)

Annual Compensation

				   Year        Salary

H. Masuda, Chief Executive Officer  2004	$  23,500
				    2003	$  68,825
			            2002 	$ 214,126 (2)

________________________

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2)  Includes $55,126 accrued in 2001 but not paid until 2002.

Option/SAR Grants in Last Fiscal Year


The following table sets forth information regarding options and stock appreciation rights granted to the Named Executive Officer during the year ended December 31, 2004:

----------------------------------------------------------------------------
Name                   Number of       % of Total
                       Securities      Options
                       Underlying      Granted to
                       Options/SARs    Employees in   Exercise or
                       Granted (#)     Fiscal         Base Price     Expiration
                                       Year             ($/Sh)       Date
------------------  --------------  ---------------  ----------    ------------
Harry Masuda          150,000 (1)       15%           $0.11         2/12/09

------------------------------------------------------------------------------

(1) Options to purchase 45,000 shares are exercisable immediately, with options to purchase 45,000 shares exercisable one year from the date of grant and options to purchase 60,000 shares exercisable two years from the date of grant.


Option Exercises and Year-End Option Values

No options were exercised by the Named Executive Officer during the year ended December 31, 2004. The following table sets forth information regarding options held by the Named Executive Officer at December 31, 2004:

        Aggregated Option Exercises  and Year End Option Values in 2004
--------------------------------------------------------------------------------------
                                           Number of Shares of         Value of Unexercised
                                               Common Stock                In-the Money
                  Shares     Value          Underlying Unexercised      Options at Year End
                 Acquired   Realized       Options at Year End (#)             ($)
                    on        ($)         -------------------------  ------------------------
Name             Exercise                 Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------------------------------------------------------------------------------
Harry Masuda        --        --              95,000/105,000                  -0-


Employment Agreements; Termination of Employment and Change of Control
Arrangements


In May 1998, we entered into an employment agreement with Rocky Umar, employing him as our Vice President of Marketing for a minimum term of one year for a salary ranging from $2,000 per month to $10,000 per month, depending upon performance. This agreement also includes the payment of a commission equal to one percent of our sales in excess of $1,500,000 over a consecutive six-month period, not to exceed a $100,000 commission per 12-month period. Mr. Umar was also granted an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Statutory Incentive Stock Option Plan. Mr. Umar is also eligible for a bonus of up to $5,000 after the first year of employment, for the sole purpose of exercising the stock options. Mr. Umar's employment was terminated as February 1, 2005 and his status changed to advisor to the Company.

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

In March 2001, we entered into an employment agreement with Robert E. Strom to serve as our Vice President of Sales and Marketing for a minimum term of one year. Mr. Strom receives a base salary of $10,000 per month, which may be increased based on our ability to raise defined amounts of capital or earn defined revenues during any 12-month period. Mr. Strom is also eligible for a bonus based on performance milestones. In addition, he was granted an option to purchase 150,000 shares of our common stock at an exercise price of $0.23 per share pursuant to our Statutory Incentive Stock Option Plan, and an option to purchase 150,000 shares of our common stock at an exercise price of $0.10 per share pursuant to our Non-Statutory Incentive Stock Option Plan. In February 2005, we terminated Mr. Strom's employment as part of a restructuring of our compensation program.

In December 2001, we hired Victor Ivashin to serve as our Chief Technical Officer for Hardware and Software. Dr. Ivashin received a starting salary of $8,500 per year, and was granted an option to purchase an aggregate of 75,000 shares of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. In February 2005, we terminated Mr. Ivashin's employment but retained him as an advisor.


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

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2002, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of March 2005, however, we have not been informed of any rulings on these motions.

We have directors' and officers' liability insurance to defend and indemnify directors and officers who are subject to claims made against them for their actions and omissions as directors and officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2005, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group. All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998. Unless set forth to the contrary below, the address for all persons is c/o Human BioSystems, 1127 Harker Avenue, Palo Alto, CA 94301.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own. The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed. The total number of outstanding shares of common stock at March 15, 2005, was 47,696,679.


Name and Address of 		Number of Shares Owned       Percent of Shares
Principal Shareholders					      Outstanding
-----------------------        --------------------------   ----------------
Harry Masuda                      2,963,089 (1)                  6.20%


YN Faarkaghyn Shiaght Lorne;
House Trust Limited
669 35th Street
Richmond, CA 94805                  827,500 (2)                  1.84%

Paul Okimoto
669 35th Street
Richmond, CA  94805                 837,199 (1)                  1.73%

George Tsukuda                    1,527,018 (1)                  3.19%

Meiswinkel Investment Group, L.P.
2060 Newcomb Avenue
San Francisco, CA 94124           7,143,452 (3)                 14.85%

Larry  McCleary
418 Alpine Drive
Incline Valley, NV 89451          5,293,228 (4)                 11.08%

All Officers and Directors as
a Group (eight persons)           7,373,898 (2)(5)              15.26%
____________________________________

(1) Includes options to purchase 95,000 shares of common stock exercisable within 60 days of March 15, 2005.

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

(3) Includes warrants to purchase 400,000 shares of common stock exercisable within 60 days of March 15, 2005.

(4)Includes options and warrants to purchase 80,000 shares of common stock exercisable within 60 days of March 15, 2005.

(5) Includes options and warrants to purchase 635,000 shares of common stock exercisable within 60 days of March 15, 2005.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 15.26% of our outstanding common stock. As a result these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions to which we were or are a party and in which any of our directors, officers, or significant stockholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

In May 1998, we entered into an employment agreement with Rocky Umar, employing him as our Vice President of Marketing for a minimum term of one year for a salary ranging from $2,000 per month to $10,000 per month, depending upon performance. This agreement also includes the payment of a commission equal to one percent of our sales in excess of $1,500,000 over a consecutive six-month period, not to exceed a $100,000 commission per 12-month period. Mr. Umar was also granted an option to purchase 200,000 shares of restricted common stock at $.025 per share pursuant to our Statutory Incentive Stock Option Plan. Mr. Umar is also eligible for a bonus of up to $5,000 after the first year of employment, for the sole purpose of exercising the stock options. Mr.Umar's employment was terminated in February 2005 and his status changed to an advisor to the Company.

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

We purchased the patents for a disposable vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998. The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990. Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force. We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years. The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.

In December 2001, we hired Victor Ivashin to serve as our Chief Technical Officer for Hardware and Software. Dr. Ivashin received a starting salary of $8,500 per year, and was granted an option to purchase an aggregate of 75,000 shares of our common stock with an exercise price equal to the fair market value of the stock on the date of grant. In February 2005, we terminated Mr. Ivashin's employment but retained him as an advisor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(a) (2)  The following exhibits are being filed herewith.

EXHIBIT
NUMBER             DESCRIPTION                         LOCATION
------------------------------------------------------------------------------------
3(i)          Articles of Incorporation             Incorporated by reference to
                                                    Exhibit to the Registrant's
                                                    Form 10-SB Registration Statement
                                                    filed on December 8, 1999 (No. 2.1)

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


11        Statement re: computation                 Incorporated by reference to Part 2,
          of per share earnings                     Item 7 of this filing


31.1      Rule 13a-14(a)/15d-14(a) Certifications   Filed herewith.

32.1      Section 1350 Certifications               Filed hereforth

(b) Reports on Form 8-K.   No Current Reports on Form 8-K were filed during the
quarter ended December 31, 2004.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2004 and 2003:

                       2004   		  2003
                    ---------- 	       ------------
 Audit Fees         $25,478		$ 25,087
 Audit-Related Fees $ 2,948	        $  3,840
 Tax Fees           $ 1,500		$  1,500
 All Other Fees     $	-0-	        $   -0-
                    ----------          ----------
      TOTAL         $29,926		$ 30,427
                    ==========          ==========

Audit Fees. This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2004 and 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2004 and 2003, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Of these amounts, $3,000 was related to tax compliance services for review of federal and state tax returns for both 2004 and 2003.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.


HUMAN BIOSYSTEMS
  /s/ Harry Masuda
  ---------------------
      Harry Masuda
     Chief Executive Officer

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

/s/ Harry Masuda
----------------
Harry Masuda               Chief Executive Officer        March 31, 2005
		           and Chief Financial Officer


/s/ Paul Okimoto
-----------------
Paul Okimoto	           Chairman and Executive         March 31, 2005
			   Vice President


/s/ George Tsukuda
-------------------
George Tsukuda             Director                       March 31, 2005