Form 10QSB
period 2005-03-31
HUMAN BIOSYSTEMS INC
filed 2005-05-16
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At March 31, 2005, the registrant had outstanding 53,586,400 shares of common stock, no par value.


Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================
                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                          PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of March 31, 2005................F-2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Month Periods Ended March 31, 2005 and 2004
and the Period from February 26, 1998 (Inception) through March 31, 2005...F-3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Three Months Ended March 31, 2005..................................F-4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2005 and 2004, and the Period from February 26, 1998 (Inception) through March 31, 2005...F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)....................... F-5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........2

ITEM 3.  CONTROLS AND PROCEDURES............................................19

PART II - OTHER INFORMATION.................................................19

ITEM 1.  LEGAL PROCEEDINGS..................................................19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

ITEM 5.  OTHER INFORMATION..................................................20

ITEM 6.  EXHIBITS ..........................................................20

SIGNATURES .................................................................20
==============================================================================



                              HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                 MARCH 31, 2005
                                  (UNAUDITED)
                                     ASSETS


Current assets
        Cash                                                            $  152,800
        Prepaid expenses and other current assets                           69,000
                                                                        ----------
                Total current assets                                       221,800
                                                                        ----------
Total assets                                                            $  221,800
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  194,700
        Accrued liabilities                                                 90,500
        Stockholder payables                                               317,700
                                                                        ----------
                Total current liabilities                                  602,900
                                                                        ----------
Total liabilities                                                          602,900

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 58,696,697 shares
           and 53,386,400 issued and outstanding                        14,719,500
    Investment in marketable securities held in escrow                     (69,000)
    Accumulated other comprehensive loss                                    (9,400)
    Accumulated deficit during development stage                       (15,022,200)
                                                                        ----------
                Total stockholders' deficit                               (381,100)
                                                                        ----------
Total liabilities and stockholders' equity                              $ 221,800
                                                                        ==========

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months   Three Months      February 26, 1998
                                                              ended           ended        (Inception) Through
                                                          March 31,2005   March 31,2004      March 31, 2005
                                                         ---------------   -----------     -----------------

Revenue                                                    $         --    $         --       $        --

Operating expenses
        General and administrative
                Stock based compensation                         32,600         176,500          3,706,400
                Other general and administrative expenses       260,900         144,700          5,830,500
                                                              ----------       ---------       -----------
        Total general and administrative                        293,500         321,200          9,536,900
        Research and development                                 43,900          44,200          1,972,700
        Sales and marketing                                      25,400          31,500            820,800
                                                              ----------       ---------       ------------
                Total operating expenses                        362,800         396,900         12,330,400
                                                              ----------       ---------       ------------
Loss from operations                                           (362,800)       (396,900)       (12,330,400)

Other income (expense)
        Loan fees                                                    --              --           (750,000)
        Bad debt related to other receivable                         --              --           (502,300)
        Loss on investment in marketable securities                  --              --           (762,600)
        Interest income                                              --              --              2,700
        Interest expense                                             --        (340,700)          (673,200)
                                                              ----------       ---------       ------------
Loss before provision for income taxes                         (362,800)       (737,600)       (15,015,800)

Provision for income taxes                                          800              --              6,400
                                                              ----------       ---------       ------------
Net loss                                                       (363,600)       (737,600)       (15,022,200)
                                                              ----------       ---------       ------------
Other comprehensive income(loss), net of tax
        Unrealized income(loss) on investment
         in marketable securities                                   400              --             (9,400)
                                                              ----------       ---------       ------------
Total comprehensive loss                                   $   (363,200)   $   (737,600)      $(15,031,600)
                                                              ==========       =========       ============

Basic and diluted loss per common share                    $      (0.01)   $      (0.02)         $   (0.88)
                                                              ==========       =========       ============
Basic and diluted weighted average
        common shares outstanding                            52,486,400      31,272,300         17,004,600
                                                            ===========     ===========       =============

               See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS


                                                          HUMAN BIOSYSTEMS
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (Continued)


                                                                     Investment
                                                                         in          Accumulated     Accmulated
                                                 Common               Marketable        Other       Deficit During    Total
                                         ----------------------      Securities    Comprehensive    Development   Stockholders'
                                           Shares      Amount     Investments PLC      Loss            Stage         Deficit
                                         ----------  ----------   ---------------  --------------  ------------- -------------
Balance, December 31, 2004               51,447,000  $14,423,600  $    (68,800)    $    (9,800)     $(14,658,600) $  (313,600)

Issuance of common stock for cash (net
 offering cost of $609,900), weighted
 average price of $0.17                   1,746,100      262,200            --              --                --      262,200

Issuance of common stock for services,
 weighted average price of $0.07            282,200       31,600            --              --                --       31,600

Stock based compensation related to
 vesting of options previously granted           --        1,000            --              --                --        1,000

Stock options and warrants exercised,
 weighted average exercise price of $0.01   111,100        1,100            --              --                --        1,100

Comprehensive loss, net of tax
 Net loss                                        --           --            --              --          (363,600)    (363,600)
 Unrealized income on investment in
  marketable securities                          --           --          (200)            400                --          200
                                                                                                                  ------------
Total comprehensive loss                                                                                             (363,400)
                                         ----------  -----------  --------------   --------------    -----------  ------------
Balance, March 31, 2005(Unaudited)       56,586,400  $14,719,500  $    (69,000)    $    (9,400)     $(15,022,200) $  (381,100)
                                         ==========  ===========  ==============   ==============    ===========  ============

                                   See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months    Three Months
                                                             ended           ended      February 26, 1998
                                                            March 31,       March 31,  (Inception) Through
                                                              2005            2004      March 31, 2004
                                                          -------------   -----------  -----------------
Cash flows from operating activities:
 Net loss                                                $  (363,600)    $  (737,600)  $ (15,022,200)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Stock based compensation                                   32,600         176,500       3,706,400
   Depreciation                                                  200             500           9,800
   Deemed interest expense                                        --              --          92,800
   Interest expense paid in common stock                          --         340,200         487,800
   Amortization of discount and loan fees
    on notes payable                                              --              --         774,800
   Loss on investment in marketable securities                    --	          --         762,600
   Bad debt related to other receivables                          --              --         502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses and other asset                     --           3,700              --
   Change in accounts payable                                (29,900)         20,200         279,100
   Change in accrued liabilities                              28,800          (8,000)        199,900
                                                           ----------       ---------     -----------
          Net cash used by operating activities             (331,900)       (204,500)     (8,206,700)

Cash flows from investing activities:

  Purchase of fixed assets                                        --              --          (9,800)
                                                            ---------       ----------    -----------
    Net cash used by investing activities                         --              --          (9,800)

 Cash flows from financing activities:
   Change in stockholder payables                           (57,300)         115,300       1,179,600
   Proceeds from issuance of common stock                   263,300          114,400       7,055,500
   Proceeds from borrowing on notes payable                      --               --         323,100
   Principal payments on notes payable                           --               --         (97,400)
   Principal payments on stock subject to rescission             --               --         (41,500)
   Change in other receivables                                   --               --         (50,000)
                                                           ---------        ---------     -----------
     Net cash provided by financing activities              206,000          229,700       8,369,300
                                                           ---------        ---------     -----------
  Net increase (decrease) in cash                          (125,900)          25,200         152,800

  Cash, beginning of period                                 278,700            7,400              --
                                                           ---------       ----------     -----------
  Cash, end of period                                     $ 152,800       $   32,600       $ 152,800
                                                           =========       ==========     ===========
 Supplemental disclosure of cash flow information:
  Cash paid for income taxes                              $      --       $       --       $   4,800
                                                           =========       =========      ===========
  Cash paid for interest                                  $      --       $       --       $  12,900
                                                           =========       =========      ===========

Schedule of non-cash financing activities:

Issuance of common stock in satisfaction of
  accounts payable(excluding interest of $7,500)          $      --       $  13,700        $  13,700
                                                           =========       =========       ==========

Issuance of common stock in satisfaction of
  stockholder payables (excluding interest of $332,700)   $      --       $ 620,000        $ 620,000
                                                           =========       =========       ==========


            See Accompanying Notes to Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                HUMAN BIOSYSTEMS
                                  (UNAUDITED)
1.   BASIS OF PRESENTATION

Human BioSystems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the state of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the eighth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible.

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS)
No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                            Three Months        Three Months
                                               ended                ended
                                              March 31,           March 31,
                                               2005                 2004
                                              -------             --------
Net loss, as reported                   $    (363,600)       $    (737,600)

Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                        --                   --

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                    (9,400)             (49,500)
                                             ---------            ---------
Pro forma net loss                      $    (373,000)       $    (787,100)
                                             =========            =========
Net loss per common share
 Basic and diluted loss, as reported    $       (0.01)       $       (0.02)
                                             =========            =========
 Basic and diluted loss, pro forma      $       (0.01)       $       (0.03)
                                             =========            =========


3.	RELATED PARTY TRANSACTIONS

Stockholder payables consist of the following as of March 31, 2005:

Wages payable to stockholder employees	       $ 314,600

Accrued vacation for stockholder employees         3,100
                                               ---------
				               $ 317,700
				               =========

4.   COMMON STOCK

During the first quarter 2005, the Company issued 1,546,100 shares of common stock for cash totaling $262,200 (including offering costs of $609,900).

During the first quarter 2005, the Company issued 482,200 shares of common stock for services totaling $31,600.

During the first quarter 2005, the Company issued 111,100 shares of common stock in relation to the exercise of warrants for cash totaling $1,100.

Loan Agreement - Effective October 28, 2004, the Company entered into the Loan
Agreement with Ben David.   The Loan Agreement called for Ben David to loan the
Company an aggregate of $2,300,000 euros (the "Loan").   The Loan was to bear
interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of the Company's common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act. Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and the Company, certificates representing the Shares were delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. However, the Loan Agreement provided that it would terminate, and the Shares immediately returned to the Company, in the event that the Loan funds were not delivered to the Company by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, the Company extended the date for receipt of Loan funds to December 23, 2004; however, no Loan funds were received by that date. On January 11, 2005, the Company instructed its transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. The Company did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

5.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $363,600 for the three months ended March 31, 2005. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of $15,022,200. As of March 31, 2005, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

6.   SUBSEQUENT EVENTS

During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The initial term of the agreement is 6 months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue 3 million shares of common stock to be held by an escrow agent. Through May 10, 2005, the Company released approximately 1,255,000 shares of common stock in consideration of this agreement.

During June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. Pursuant to the Investment Agreement, Dutchess acquired 30,000 shares of the Company's common stock in exchange for approximately $16,700 during April 2005.

During April and May 2005, the Company received approximately $12,900 in exchange for warrants to purchase approximately 202,200 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares or restricted common stock as an accrual. In March 2005, we made the decision to pay all of these accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

During the year ended December 31, 2004, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess Private Equities Fund II ("Dutchess"), Langley Park Investments PLC ("Langley") and Pini Ben David ("Ben David") (see "Liquidity and Capital Resources" below). We also raised funds through the sales of our capital stock through Regulation S under the Securities Act. To date, we continue to seek alternative sources for capital.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

Revenues. We did not generate any revenue in either of the three-month periods ended March 31, 2005 or 2004, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the eighth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the three months ended March 31, 2005 were $293,500, a decrease from $321,200 for the three months ended March 31, 2004. The decrease was due primarily to a decrease in stock-based compensation, offset by increases in salaries, marketing expenses and fees for professional services. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares or restricted common stock as an accrual. We subsequently made the decision to pay all of these accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives. As a result, stock-based compensation decreased to $32,600 for the three months ended March 31, 2005, compared to stock-based compensation of $176,500 for the comparable period in 2004.

Research and Development. Our research and development expenses were $43,900 for the three months ended March 31, 2005, a slight decrease from $44,200 for
the comparable period in 2004.    This decrease was primarily due to a slowdown
in research and development activity beginning in the fourth quarter of 2003 and continuing into 2004, reflecting our funding shortfall. In 2003, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of fiscal 2005. In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current
schedule.   We believe that recent payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses. Our sales and marketing expenses for the three months ended March 31, 2005 equaled $25,400, a decrease from $31,500 for the
comparable period in 2004.    We recently reduced payroll in the sales and
marketing area in order to give priority to the completion of our scientific objectives - to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Interest Income and Expense. We did not receive interest income or incur interest expense during the three months ended March 31, 2005. During the comparable period in 2004, we incurred interest expense of $340,700, due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock.

Net Loss. As a result of the foregoing factors, our net loss decreased to $363,600 for the three months ended March 31, 2005 from a net loss of $737,600 for the three months ended March 31, 2004. Our net loss per share decreased to $0.01 for the three months ended March 31, 2005 from $0.02 for the comparable period in 2004.

Liquidity and Capital Resources

In the three months ended March 31, 2005, we continued to spend cash to fund our operations. Cash used by operating activities for the three months ended March 31, 2005 equaled $331,900, and consisted principally of our net loss of $363,300 and a decrease in accounts payable of $29,900, offset by $32,600 provided by stock based compensation, $200 for depreciation and an increase in accrued
liabilities of $28,800.   For the comparable period in 2004, cash used by
operating activities equaled $204,500, and consisted of our net loss of $737,600 and a decrease in accrued liabilities of $8,000, offset by $340,200 provided by interest expense paid in shares of our common stock, $176,500 provided by stock based compensation, an increase in accounts payable of $20,200, an increase of $3,700 in prepaid expenses and other assets, and $500 in depreciation.

There was no cash used in investing activities for either of the three months ended March 31, 2005 or 2004.

Cash flow from financing activities for the three months ended March 31, 2005 produced a net increase in cash of $206,000, consisting principally of $263,300 from the issuance of common stock, offset by a decrease of $57,300 in stockholder payables. Cash flow from financing activities for the three months ended March 31, 2004 produced a net increase in cash of $229,700, which resulted from $114,400 in proceeds from the issuance of common stock and a $115,300 increase in stockholder payables.

As of March 31, 2005, we had cash and cash equivalents amounting to $152,800, a decrease of $125,900 from the balance at December 31, 2004. Our working capital deficit increased to $381,100 at March 31, 2005 from $313,800 at December 31, 2004. The increase in this deficit is from the resources used in our operations, as explained above. There are no material commitments for capital expenditures at March 31, 2005.

Our operating plan for calendar year 2005 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. Since our inception, we have financed our operations through private and public equity placements During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the first three months of 2005, we have received an aggregate of $263,300 from the issuance of common stock. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess and Langley, there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements. At the present time, we have no other agreements or arrangements for any private placements.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common
stock as an accrual.   We subsequently made the decision to pay all of these
accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

We are in the eighth year of research and development, with an accumulated loss during the development stage of $15,022,200. As of March 31, 2005, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the year ended December 31, 2004, we pursued various alternatives for raising capital. We entered into the Investment Agreement with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement.
The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. In April 2005, we issued 30,000 shares of common stock to Dutchess pursuant to our first put under the Investment Agreement, and received $16,725 in proceeds.

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

Langley purchased 7,000,000 shares of our restricted stock at a price of $930,999, or approximately $0.13 per share. The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004. In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004). The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004. The total sales price of $930,999 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement. The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British Pound Sterling to the U.S. dollar as of the close of business on July 26, 2004. Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the Langley shares. We and the other portfolio companies have received one-half of the free-trading Langley ordinary shares sold to us under the Stock Purchase Agreement. The remaining 50% of the free-trading Langley ordinary shares will be held in escrow for two years as a downside price protection against our shares issued to Langley. In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock. If at the end of the two-year period the trading price of our common stock falls below $0.065, we will have to sell back to Langley all the escrowed Langley shares. If at the end of the trading period the trading price of our common stock is more than $0.065 but less than $0.13, we will need to sell back to Langley only a proportionate amount of our Langley ordinary shares. We have no obligation to register for resale our shares that are held by Langley.

On May 6, 2005, Langley had a net asset value for its underlying portfolio of U.K. $0.71 per ordinary share, or an aggregate net asset value of U.K. $52,949,544 (U.S. $98,115,505, based on U.K. $1.00 = U.S. $1.8530 on May 14,
2005). Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.48, or an aggregate net asset value of U.K. $35,796,875 (U.S. $66,331,609). We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.1325 per ordinary share on May 13, 2005), we have not sold any of our Langley ordinary shares.

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

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure. Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future. If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2004 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the eighth year of research and development, with an accumulated loss during the development stage of $15,031,800. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital. In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the three months ended March 31, 2005, we received an aggregate of $263,300 from the issuance of common stock. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess and Langley, there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements.

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

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this quarterly report could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended March 31, 2005. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the first quarter of 2005, we issued an aggregate of 1,746,100 shares of our common stock to investors outside the United States for aggregate consideration of $872,100 (including offering costs of $609,900). These issuances were made pursuant to an offering under Regulation S promulgated under the Securities Act. The issuances were made in an "offshore transaction" as defined in Regulation S, to persons other than "U.S. Persons". The investors represented to us that they would resell the shares only in accordance with Regulation S, and the certificates evidencing the shares bear a legend restricting transfer except pursuant to Regulation S.

In the first quarter of 2005, we issued an aggregate of 282,200 shares of our common stock to two individuals for services with an aggregate determined value of $31,600. The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	 Title of Exhibit

10.01	Consulting Agreement, dated March 22, 2005,
        by and between the Company and Abernathy
        Mendelson & Associates

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS


Date: May 16, 2005		 	 /s/ Harry Masuda
                                        -----------------
                                             Harry Masuda
                                             Chief Executive Officer