Form 10QSB
period 2005-06-30
HUMAN BIOSYSTEMS INC
filed 2005-08-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At June 30, 2005 the registrant had outstanding 60,684,900 shares of common stock, no par value.


Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================
                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                          PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of June 30, 2005...............F-2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Month and Six Month Periods Ended June 30, 2005 and 2004
and the Period from February 26, 1998 (Inception) through June 30, 2005..F-3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Six Months Ended June 30, 2005...................................F-4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2005 and 2004, and the Period from February 26, 1998 (Inception) through June 30, 2005..F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)..................... F-6-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......2

ITEM 3.  CONTROLS AND PROCEDURES.........................................19

PART II - OTHER INFORMATION..............................................19

ITEM 1.  LEGAL PROCEEDINGS...............................................19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

ITEM 5.  OTHER INFORMATION...............................................19

ITEM 6.  EXHIBITS .......................................................19

SIGNATURES ..............................................................19
=============================================================================



ITEM 1.  FINANCIAL STATEMENTS.

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)

                                    ASSETS


Current assets
        Cash                                                            $  233,500
        Prepaid expenses                                                     4,000
        Investment in marketable securities                                 55,200
                                                                        ----------
                Total current assets                                       292,700

Fixed assets, net                                                           10,500
                                                                        ----------

Total assets                                                            $  303,200
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  227,500
        Accrued liabilities                                                 57,900
        Other liabilities                                                  175,000
        Due to stockholders                                                239,000
                                                                        ----------
                Total current liabilities                                  699,400
                                                                        ----------
Total liabilities                                                          699,400

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 62,213,900 shares issued
           and 60,684,900 shares outstanding                            16,133,400
    Investment in marketable securities held in escrow                     (55,200)
    Accumilated other comprehensive loss                                   (37,000)
    Accumulated deficit during development stage                       (16,437,400)
                                                                       ------------
                Total stockholders' deficit                               (396,200)
                                                                       ------------

Total liabilities and stockholders' equity                              $  303,200
                                                                       ============

                 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended          Six Months Ended         February 26, 1998
                                                                 June 30,                   June 30,            Inception) Through
                                                         2005            2004           2005         2004          June 30, 2005
                                                     --------------  -----------       -------      -------     -----------------

Revenue                                          $         --   $         --     $         --   $         --      $         --

Operating expenses
    General and administrative
       Stock based compensation                      1,124,500         98,700       1,157,100        275,200         4,830,900
       Other general and administrative expenses       237,800        120,800         498,700        265,600         6,068,300
                                                     -----------    -----------    -----------     ----------      ------------
    Total general and administrative expenses        1,362,300        219,500       1,655,800        540,700        10,899,200
    Research and development                            52,100         68,100          96,000        112,300         2,024,800
    Sales and marketing                                     --         27,000          25,400         58,400           820,200
                                                     -----------    -----------    -----------     ----------      ------------
            Total operating expenses                 1,414,400        314,600       1,777,200        711,500        13,744,800
                                                     -----------    -----------    -----------     ----------      ------------
Loss from operations                                (1,414,400)      (314,600)     (1,777,200)      (711,500)      (13,744,800)

Other income (expense)
    Loan fees                                               --             --             --              --          (750,000)
    Bad debt related to other receivable                    --             --             --              --          (502,300)
    Loss on investment in marketable securities             --             --             --              --          (762,600)
    Interest income                                         --             --             --              --             2,700
    Interest expense                                        --        (25,400)            --        (366,100)         (673,200)
                                                    -----------    -----------     -----------    -----------      ------------
Loss before provision for income taxes              (1,414,400)      (340,000)     (1,777,200)    (1,077,600)      (16,430,200)

Provision for income taxes                                 800             --           1,600             --             7,200
                                                    -----------    -----------     -----------    -----------      ------------
Net loss                                         $  (1,415,200)  $   (340,000)   $ (1,778,800)  $ (1,077,600)    $ (16,437,400)
                                                    -----------    -----------     -----------    -----------      ------------
Other comprehensive loss,net of tax
    Unrealized loss on investment in marketable
     securities                                        (27,600)            --         (27,200)            --           (37,000)
                                                    -----------    -----------    ------------   ------------      ------------
Total comprehensive loss                         $  (1,442,800)  $   (340,000)   $ (1,806,000)  $ (1,077,600)    $ (16,474,400)
                                                    ===========    ===========    ============   ============     ==============
Basic and diluted loss per common share          $       (0.03)  $      (0.01)   $      (0.03)  $      (0.03)     $      (0.92)
                                                    ===========    ===========    ============   ============     ==============
Basic and diluted weighted average
  common shares outstanding                         55,419,016     37,127,200      53,960,793     34,199,700         17,902,235
                                                    ===========    ===========    =============  ============     ==============

        See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)


                                                                       Investment
                                                                           in          Accumulated     Accmulated
                                                    Common              Marketable        Other       Deficit During    Total
                                            ----------------------      Securities     Comprehensive    Development  Stockholders'
                                              Shares      Amount     Investments PLC      Loss            Stage         Deficit
                                           ----------  ----------   ---------------  --------------  ------------- -------------
Balance December 31, 2004                  51,447,000  $14,423,600   $    (68,800)    $    (9,800)   $(14,658,600)  $  (313,600)


Issuance of common stock for cash (net of
   offering costs of $1,534,200),weighted
   average price of $0.09                   5,497,200      492,000             --              --              --       492,000

Issuance of common stock for cash related
  to Investment Agreement                      30,000       16,800             --              --              --        16,800

Issuance of common stock for services,
  weighted average price of $0.37           3,112,400    1,115,400             --              --              --     1,115,400

Stock-based compensation related to
  granting  of options                             --        1,700             --              --              --         1,700

Stock options and warrants exercised,
  weighted average exercise price of $0.01    598,300       43,900             --              --              --        43,900

Comprehensive loss, net of tax
  Net loss                                         --           --             --              --      (1,778,800)   (1,778,800)
  Unrealized loss on investment in
   marketable securities                           --           --         13,600         (27,200)             --       (13,600)
                                                                                                                     -----------
Total comprehensive loss                           --           --             --              --              --    (1,792,400)
                                           ----------   ----------   -------------      ------------  -------------  -----------
Balance June 30, 2005                      60,684,900  $16,133,400   $    (55,200)    $   (37,000)    $(16,437,400) $  (396,200)
                                           ==========  ===========   =============      ============  =============  ===========


 See Accompanying Notes To Financial Statements

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED  STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Six Months Ended     February 26, 1998
                                                                        June 30,       (Inception) Through
                                                                   2005        2004       June 30, 2005
                                                                 -------     -------      ------------
Cash flows from operating activities:
 Net loss                                                     $(1,778,800)  $(1,077,600) $ (16,437,400)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                     1,157,100       275,200      4,830,900
   Depreciation                                                       700           800         10,300
   Deemed interest expense                                             --            --         92,800
   Interest expense paid in common stock                               --       365,300        487,800
   Amortization of discount and loan fees
    on notes payable                                                   --            --        774,800
   Loss on investment in marketable securities                         --            --        762,600
   Bad debt related to other receivables                               --            --        502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses                                      (4,000)       14,200         (4,000)
   Change in accounts payable                                       2,900        38,400        311,900
   Change in accrued liabilities                                   (3,800)           --        167,300
   Changes in other liabilities                                   175,000        37,300        175,000
                                                                 ---------     ---------    -----------
          Net cash used by operating activities                  (450,900)     (346,400)    (8,325,700)

Cash flows from investing activities:

  Purchase of fixed assets                                        (11,000)           --        (20,800)
                                                                 ---------     ---------    -----------
    Net cash used by investing activities                         (11,000)           --        (20,800)

 Cash flows from financing activities:
   Change due to stockholders                                    (136,000)       184,000     1,100,900
   Proceeds from issuance of common stock                         552,700        183,500     7,344,900
   Proceeds from borrowing on notes payable                            --             --       323,100
   Principal payments on notes payable                                 --             --       (97,400)
   Principal payments on stock subject to rescission                   --             --       (41,500)
   Change in other receivables                                         --             --       (50,000)
                                                                 ---------     ---------     -----------
     Net cash provided by financing activities                    416,700       367,500      8,580,000
                                                                 ---------     ---------     -----------
  Net increase (decrease) in cash                                 (45,200)       21,100        233,500

  Cash, beginning of period                                       278,700         7,400             --
                                                                 ---------     ---------     -----------
  Cash, end of period                                           $ 233,500   $    28,500  $     233,500
                                                                 =========     =========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                    $   1,600   $        --  $       6,400
                                                                 =========     =========     ===========
  Cash paid for interest                                        $      --   $        --  $      12,900
                                                                 =========     =========     ===========
Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
   accounts payable (excluding interest of $26,600)             $      --   $    48,600  $      48,600
                                                                ==========    ==========     ===========
  Issuance of common stock in satisfaction of
   accrued liabilites (excluding interest of $20,000)           $      --   $    36,700  $      36,700
                                                                ==========    ==========     ===========
  Issurance of common stock to employees of Russian
   Branch for accrued liabilities (exluding services of
     $28,500)                                                   $      --   $    30,400  $      30,400
                                                                ==========    ==========     ===========
  Issuance of common stock in satisfaction of due to
   stockholders (excluding interest of $318,700)                $      --   $   594,400  $     594,400
                                                                ==========    ==========     ===========

                          See Accompanying Notes To Financial Statements

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

		                           Six months ended
		                                June 30,
		                          2005		 2004
                                       ----------------------------
Net loss, as reported             	$(1,778,800) $(1,077,600)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects		         --	  20,000
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects		    (15,600)     (67,300)
                                        ------------  -------------
Pro forma net loss	                $(1,794,400) $(1,124,900)
                                        ============ ==============
Net loss per common share
 Basic and diluted loss, as reported	$     (0.03) $	   (0.03)
                                        ============ ==============
 Basic and diluted loss, pro forma	$     (0.03) $	   (0.03)
                                        ============ ==============

3. OTHER LIABILITIES

Other liabilities consists of deposits from investors for which the Company owes 500,000 shares of common stock totaling $175,000 as of June 30, 2005.

4. RELATED PARTY TRANSACTIONS

Due to stockholders consist of the following as of June 30, 2005:

Wages payable to stockholder employees		$ 229,400

Accrued vacation for stockholder employees          9,600
                                                ----------
				                $ 239,000
				                ==========
6. COMMON STOCK

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

During the second quarter 2005, the Company issued 3,951,100 shares of common stock for cash totaling $229,800.

During the second quarter 2005, the Company issued 300,000 shares of common stock pursuant to a termination agreement with a consultant totaling $249,000.

During the second quarter 2005, the Company issued 202,200 shares of common stock in relation to the exercise of warrants for cash totaling $12,900.

During the second quarter 2005, the Company issued 487,200 shares of common stock in relation to the exercise of options and warrants for cash totaling $42,800.

Loan Agreement - During October 2004, the Company entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated individual (the "Lender"). The Loan Agreement called for the Lender to loan an aggregate of $2,300,000 euros to the Company (the "Loan") with interest at the rate of three percent per annum, payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was to be secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and were delivered to the Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement was declared in default, with the Shares to be immediately returned to the Company, as the Loan funds were not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). The shares were cancelled during February and March 2005. Accordingly, the Company did not record the shares as outstanding prior to the cancellation.

Public Relations Agreement - During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is 6 months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue 3 million shares of common stock to be held by an escrow agent. Through June 30, 2005 the Company released 1,580,245 shares of common stock in consideration of this agreement.

During June 2005, the Company entered into a second agreement with the public relations and promotions services company for additional consulting services in exchange for 750,000 shares of the Company's common stock valued at $247,500. The Company issued the shares in June 2005.

Investment Agreement - During June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. Pursuant to the Investment Agreement, Dutchess acquired 30,000 shares of the Company's common stock in exchange for approximately $16,800 during April 2005.

Shares held in escrow - As of June 30, 2005, 1,529,000 shares of the Company's common stock are issued and held in trust accounts. The trust accounts were set up to receive and hold cash from investors in exchange for shares of common stock. These shares will be recognized as outstanding upon receipt of cash or other consideration.

6. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $1,778,800 for the six months ended June 30, 2005. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of $16,437,400. As of June 30, 2005, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

7. SUBSEQUENT EVENTS

On July 19, 2005, Human Biosystems ("HBS") issued an Exchange Offer to its Reg S stockholders in Germany to exchange one share of HBS common stock for each of the shares of Reg S Stock outstanding before or upon the de-listing date when the Reg S Stock is no longer tradable. This Exchange Offer is only applicable to HBS Reg S stockholders in Germany and expires in December 2005.

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

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock as an accrual. In March 2005, we made the decision to pay all of these accrued salaries in cash. In February 2005, however, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

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

Our principal business objective is to develop and provide economical, non-toxic methods of extending the shelf life and improving the quality of blood platelets and other biological material. We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and some morphology, which has never been done before to our knowledge. We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed the process of our human infusion tests in February 2005. Some delays have been encountered at the centers conducting the tests as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. In one of the centers, internal approval for starting the pre-human infusion studies had to be secured, which is now in place. We currently anticipate that these tests will be completed within the next four to six months.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, exhibited by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Revenues. We did not generate any revenue in either of the three-month periods ended June 30, 2005 or 2004, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the eighth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the three months ended June 30, 2005 were $1,362,300, an increase from $219,500 for the three months ended June 30, 2004. The increase was due primarily to a significant increase in stock-based compensation to $1,124,500 for the three months ended June 30, 2005, compared to stock-based compensation of $98,700 for the comparable period in 2004. A large part of this increase in stock based compensation is due to a public relations agreement with Abernathy Mendelson & Associates ("Abernathy") pursuant to which we provide shares of common stock as payment for advertising and promotional services.

Our agreement with Abernathy, entered into in March 2005 and subsequently amended in April 2005, provides that Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance. The term of the Abernathy agreement is six months, subject to prior termination. In consideration for the public relations services, we will issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that is directly attributable to Abernathy. In addition, we will issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTC Bulletin Board equals or exceeds $0,25 per share. We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through June 30, 2005, we issued an aggregate of 1,580,245 of these shares of common stock to Abernathy. In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services.The increase in general and administrative expenses was also partly due to an increase in marketing expenses, fees for professional services and the restoration of salaries from the 50% rate paid in 2004. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares or restricted common stock as an accrual. We subsequently made the decision to pay all of these accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

Research and Development. Our research and development expenses were $52,100 for the three months ended June 30, 2005, a slight decrease from $68,100 for the
comparable period in 2004.    This decrease was primarily due to a slowdown in
research and development activity beginning in the fourth quarter of 2003 and continuing into 2004, reflecting our funding shortfall. In 2003, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of fiscal 2005. In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current
schedule.   We believe that recent payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses. We had no sales and marketing expenses for the three months ended June 30, 2005, a decrease from $27,000 for the comparable period in 2004. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives - to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Interest Income and Expense. We did not receive interest income or incur interest expense during the three months ended June 30, 2005. During the comparable period in 2004, we incurred interest expense of $25,400, due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock.

Net Loss. As a result of the foregoing factors, our net loss increased to $1,415,200 for the three months ended June 30, 2005 from a net loss of $340,000 for the three months ended June 30, 2004. We had an unrealized loss of $27,600 on our investment in Langley securities during the three months ended June 30, 2005, resulting in a total comprehensive loss of $1,442,800 for the period. Our net loss per share increased to $0.03 for the three months ended June 30, 2005 from $0.01 for the comparable period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Revenues. We did not generate any revenue in either of the six-month periods ended June 30, 2005 or 2004, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses
in the six months ended June 30, 2005 were $1,655,800, an increase from $540,700 for the six months ended June 30, 2004. This increase was primarily due to an increase in stock-based compensation, for the reasons discussed above regarding the three months ended March 31, 2005, which equaled $1,157,100 for the six months ended June 30, 2005 compared to $275,200 for the comparable period in 2004.

Research and Development. Our research and development expenses were $96,000 for the six months ended June 30, 2005, a decrease from $112,300 for the comparable period in 2004. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the six months ended June 30, 2005 equaled $25,400, a decrease from $58,500 for the comparable period in 2004. The decrease is due to reductions in payroll expenses in order to give priority to our scientific objectives, as set forth above.

Interest Income and Expense. We did not incur any interest expense during the six months ended June 30, 2005, as compared to interest expense of $366,100 for
the same period in 2004.   This increase was due primarily to interest on
certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004.

Net Loss. As a result of the foregoing factors, our net loss increased to $1,778,800 for the six months ended June 30, 2005 from a net loss of $1,077,600 for the six months ended June 30, 2004. Our net loss per share was $0.03 for both the six months ended June 30, 2005 and the comparable period in 2004.

Liquidity and Capital Resources

In the six months ended June 30, 2005, we continued to spend cash to fund our operations. Cash used by operating activities for the six months ended June 30, 2005 equaled $450,900, and consisted principally of our net loss of $1,778,800, an increase in other liabilities of $175,000, depreciation of $700 and an increase in accounts payable of $2,900, offset by $1,157,100 provided by stock based compensation, a decrease in accrued liabilities of $3,800, and increase in pre- paid expenses of $4,000. For the comparable period in 2004, cash used by operating activities equaled $346,400, and consisted of our net loss of $1,077,600, offset by $365,300 provided by interest expense paid in shares of our common stock, $275,200 provided by stock-based compensation, an increase in accounts payable of $38,400, a decrease of $14,200 in prepaid expenses and other assets, $800 in depreciation, and an increase in other liabilities of $37,300.

There was $11,000 used in investing activities for the six months ended June 30, 2005, compared to $0.00 used in investing activities for the same period in 2004. The increase was due to the purchase of a special freezer for conducting our organ preservation experiments. We did not utilize or receive cash from investment activities during the comparable period in 2004.

Cash flow from financing activities for the six months ended June 30, 2005 produced a net increase in cash of $416,700, consisting principally of $552,700 from the issuance of common stock, offset by a decrease of $136,000 in stockholder payables. Cash flow from financing activities for the six months ended June 30, 2004 produced a net increase in cash of $367,500, which resulted from $183,500 in proceeds from the issuance of common stock and a $184,000 increase in stockholder payables.

As of June 30, 2005, we had cash and cash equivalents amounting to $233,500, a decrease of $45,200 from the balance at December 31, 2004. Our working capital deficit increased to $406,700 at June 30, 2005, from $381,100 at March 31 2005 and $313,800 at December 31, 2004. The increase in this deficit is from the resources used in our operations, as explained above. There are no material commitments for capital expenditures at June 30, 2005.

Our operating plan for calendar year 2005 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. Since our inception, we have financed our operations through private and public equity placements During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the first six months of 2005, we have received an aggregate of $552,700 from the issuance of common stock, including $16,800 from our agreement with Dutchess. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess, there can be no assurance that we will be successful in raising any capital pursuant to this agreement. At the present time, we have no other agreements or arrangements for any private placements.

In 2003, we experienced increased difficulty in raising outside capital. This difficulty continued through the third quarter of 2004. Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives. In March 2005, we made the decision to pay all of the accrued salaries in cash instead of in stock.

We are in the eighth year of research and development, with an accumulated loss during the development stage of $16,437,400. As of June 30, 2005, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

On August 12, 2005, Langley had a net asset value for its underlying portfolio of U.K. $0.68 per ordinary share, or an aggregate net asset value of U.K. $50,712,240 (U.S. $91,785,026, based on U.K. $1.00 = U.S. $1.8099 on August 15,
2005). Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.48, or an aggregate net asset value of U.K. $35,796,875 (U.S. $64,801,597). We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.185 per ordinary share on August 15, 2005), we have not sold any of our Langley ordinary shares.

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

In the second quarter of 2005, it came to our attention that shares of our common stock (the "Reg S Stock") may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates. In order to halt these unauthorized issuances, we commenced an exchange offer (the "Offer") in July 2005 to exchange one share of our common stock (the "New Stock") for each share of Reg S Stock outstanding before or upon the de-listing
date (the "Record Date") when the Reg S Stock is no longer tradable.   Each
share of New Stock will be registered no later than six months from the initial date of the Offer for trading on the OTC Bulletin Board market. The Offer
expires on December 29, 2005.   Any shares of Reg S Stock not tendered for
exchange by December 29, 2005, will no longer be exchangeable for New Stock and will no longer be tradable on any German stock exchange.

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

We are in the eighth year of research and development, with an accumulated loss during the development stage of $16,437,400. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital. In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the six months ended June 30, 2005, we received an aggregate of $552,700 from the issuance of common stock. We have received $16,800 from our agreement with Dutchess. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess, there can be no assurance that we will be successful in raising any capital pursuant to this agreement. Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2005; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2005 and beyond.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought securities fraud charges against us for the same transactions. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In December 2003, we filed motions to proceed with the civil case and to change the venue for these proceedings from New York to Northern California. As of June 2005, however, we have not been informed of any rulings on these motions. However, the United States Government and Mr. Masuda have entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended June 30, 2005. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the second quarter of 2005, we issued an aggregate of 3,951,100 shares of our common stock to investors outside the United States for aggregate consideration of $229,800. These issuances were made in reliance on Regulation S promulgated under the Securities Act. The issuances were made in an "offshore transaction" as defined in Regulation S, to persons other than "U.S. Persons". The investors represented to us that they would resell the shares only in accordance with Regulation S, and the certificates evidencing the shares bear a legend restricting transfer except pursuant to Regulation S.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description
-----------  -----------
10.01 Consulting Agreement, dated June 3, 2005, by and between the Company and Abernathy
              Mendelson & Associates.

10.02 Letter Agreement, dated June 23, 2005, by and between the Company and Karsten Behrens.

31.01        Rule 13a-14(a)/15d-14(a) Certification

32.01        Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: August 15, 2005

/s/ Harry Masuda
---------------------
Harry Masuda
Chief Executive Officer