Form 10QSB
period 2005-09-30
HUMAN BIOSYSTEMS INC
filed 2005-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)   Yes [ ]   No  [X]

At September 30, 2005, the registrant had outstanding 64,196,000 shares of common stock, no par value

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

==============================================================================



                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of September 30, 2005              F-2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Month Periods Ended September 30, 2005 and 2004
and the Period from February 26, 1998 (Inception) through September 30, 2005 F-3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Nine Months Ended September 30, 2005       	                     F-4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2005 and 2004, and the Period from February 26, 1998 (Inception) through September 30, 2005 F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                          F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           2

ITEM 3.  CONTROLS AND PROCEDURES                                             21

PART II - OTHER INFORMATION                          	                     21

ITEM 1.  LEGAL PROCEEDINGS                                                   21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES         			     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS                                                            22

SIGNATURES                                                                   22

===============================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       HUMAN BIOSYSTEMS
                                (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED BALANCE SHEET
                                      SEPTEMBER 30, 2005
                                         (UNAUDITED)

                                            ASSETS


Current assets
        Cash                                                            $   60,100
        Prepaid expenses                                                     6,200
        Investment in marketable securities                                 67,800
                                                                        ----------
                Total current assets                                       134,100

Fixed assets, net                                                           10,000
                                                                        ----------

Total assets                                                            $  144,100
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  142,700
        Accrued liabilities                                                 62,300
        Other liabilities                                                  175,000
        Public relations payable                                           442,300
        Due to stockholders                                                155,900
                                                                        ----------
                Total current liabilities                                  978,200
                                                                        ----------
Total liabilities                                                          978,200

Commitments and contingencies                                                   --

Stockholders' equity
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 64,885,300 shares issued
           and 64,196,000 shares outstanding                            18,431,000
    Investment in marketable securities held in escrow                     (67,800)
    Accumulated other comprehensive loss                                   (11,800)
    Accumulated deficit during development stage                       (19,185,500)
                                                                       ------------
                Total stockholders' deficit                               (834,100)
                                                                       ------------

Total liabilities and stockholders' deficit                             $  144,100
                                                                       ============

                 See Accompanying Notes To Financial Statements


                                       HUMAN BIOSYSTEMS
                                (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                           Three Months Ended          Nine Months Ended       February 26, 1998
                                                             September 30,                September 30,      (Inception) Through
                                                         2005            2004           2005         2004     September 30, 2005
                                                     --------------  -----------       -------      -------    -----------------

Revenue                                          $         --     $      --        $      --     $      --      $        --

Operating expenses
    General and administrative
       Stock based compensation                        167,900        54,500         450,300       329,700         4,124,100
       Public relations                              2,084,300            --       3,202,600            --         3,202,600
       Other general and administrative expenses       290,100       202,400         788,800       467,900         6,358,400
                                                     -----------   -----------     ----------     ---------       -----------
    Total general and administrative                 2,542,300       256,900       4,441,700       797,600        13,685,100
    Research and development                            42,300        42,300         138,300       154,600         2,067,100
    Sales and marketing                                     --        35,500          25,400        93,900           820,800
                                                     -----------   -----------    -----------    ----------       -----------
            Total operating expenses                 2,584,600       334,700       4,605,400     1,046,100        16,573,000
                                                     -----------   -----------    -----------    ----------       -----------
Loss from operations                                (2,584,600)     (334,700)     (4,605,400)   (1,046,100)      (16,573,000)

Other income (expense)
    Loan fees                                               --            --              --            --          (750,000)
    Bad debt related to other receivable                    --            --              --            --          (502,300)
    Loss on investment in marketable securities             --            --              --            --          (762,600)
    Forgiveness of debt                                 80,100            --          80,100            --            80,100
    Interest income                                         --            --              --            --             2,700
    Interest expense                                        --          (100)             --      (366,200)         (673,200)
                                                     -----------   -----------    -----------   -----------      ------------
Loss before provision for income taxes               (2,504,500)    (334,800)     (4,525,300)   (1,412,300)      (19,178,300)

Provision for income taxes                                  --             --          1,600            --             7,200
                                                     -----------   -----------    -----------   -----------      ------------

Net loss                                             (2,504,500)     (334,800)    (4,526,900)   (1,412,300)      (19,185,500)
                                                    ------------   -----------    -----------   -----------      ------------

Other comprehensive income(loss), net tax
   Unrealized gain(loss) on investment in
    marketable securities                               25,200             --         (2,000)           --           (11,800)
                                                    -----------   ------------   ------------  ------------     -------------

Total comprehensive loss                           $(2,479,300)   $  (334,800)   $(4,528,900)  $(1,412,300)     $(19,197,300)
                                                    ===========   ============   ============= ============     ==============

Basic and diluted loss per common share            $     (0.04)   $     (0.01)   $     (0.08)  $     (0.04)     $      (1.01)
                                                    ===========   ============   ============= ============     ==============
Basic and diluted weighted average
  common shares outstanding                         60,871,400    38,412,316       56,261,437    35,614,160        18,926,650
                                                    ===========   ============   =============  ============    ==============

        See Accompanying Notes To Financial Statements

                                       HUMAN BIOSYSTEMS
                                (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (UNAUDITED)


                                                                       Investment
                                                                           in          Accumulated     Accumulated
                                                    Common              Marketable        Other       Deficit During    Total
                                            ----------------------      Securities     Comprehensive    Development  Stockholders'
                                              Shares      Amount     Investments PLC      Loss            Stage         Deficit
                                           ----------  ----------   ---------------  --------------  ------------- -------------
Balance December 31, 2004                  51,447,000  $14,423,600   $    (68,800)    $    (9,800)   $(14,658,600)  $  (313,600)


Issuance of common stock for cash (net of
   offering costs of $1,539,900),weighted
   average price of $0.09                   5,697,100      486,300             --              --              --       486,300

Issuance of common stock for cash related
  to Investment Agreement, weighted
  average price of $0.71                      315,600      225,600             --              --              --       225,600

Issuance of common stock for services,
  weighted average price of $0.57             762,200      431,200             --              --              --       431,200

Issuance of common stock for public
  relations, $0.33                            750,000      247,500             --              --              --       247,500

Issuance of common stock for bonus shares
  related to public relations agreement,
  weight average price $0.59                4,239,900    2,512,800             --              --              --     2,512,800

Issuance of common stock in satisfaction
  of account payable, $0.32                     5,300        1,700             --              --              --         1,700

Stock based compensation related to
  granting of options                              --       19,100             --              --              --        19,100

Stock options and warrants exercised,
  weighted average price of $0.09             908,400       83,200             --              --              --        83,200

Cashless exercise of stock options by
  consultant                                   70,500           --             --              --              --            --

Comprehensive loss, net of tax
  Net loss                                         --           --             --              --       (4,526,900)   (4,526,900)
  Unrealized loss on investment in
   marketable securities                           --           --          1,000          (2,000)              --        (1,000)
                                                                                                                     ------------
Total comprehensive loss                           --           --             --              --               --    (4,527,900)
                                           ----------   ----------   -------------      ------------  -------------  ------------
Balance September 30, 2005(Unaudited)      64,196,000 $ 18,431,000   $    (67,800)    $   (11,800)    $(19,185,500) $   (834,100)
                                           ==========  ===========   =============      ============  =============  ============

                     See Accompanying Notes To Financial Statements


                                   HUMAN BIOSYSTEMS
                                (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                         Nine months    Nine months   February 26, 1998
                                                             ended         ended          (Inception)
                                                         September 30,  September 30,      Through
                                                             2005          2004       September 30, 2005
                                                           -------        -------     ------------------
Cash flows from operating activities:
 Net loss                                                $(4,526,900)  $(1,412,300)   $  (19,185,500)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                  450,300       329,700         4,124,100
   Public relations-paid or to be paid in common stock     3,202,600	        --         3,202,600
   Depreciation                                                1,200         1,100            10,800
   Forgiveness of debt                                        80,100	        --            80,100
   Deemed interest expense                                        --            --            92,800
   Interest expense paid in common stock                          --       365,300           487,800
   Amortization of discount and loan fees on notes payable        --            --           774,800
   Loss on investment in markertable securities                   --            --           762,600
   Bad debt related to other receivables                          --            --           502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses                                 (6,200)       14,100            (6,200)
   Change in accounts payable                               (160,300)       90,600           148,700
   Change in accrued liabilities                                 600            --           171,700
   Changes in other liabilities                              175,000	    40,200           175,000
                                                            ---------     ----------      -----------
          Net cash used by operating activities             (783,600)     (571,300)       (8,658,400)

Cash flows from investing activities:

  Purchase of fixed assets                                   (11,000)           --           (20,800)
                                                            ---------     ---------       -----------
    Net cash used by investing activities                    (11,000)           --           (20,800)

 Cash flows from financing activities:
   Change in due to stockholders                            (219,100)      312,100         1,017,800
   Proceeds from issuance of common stock                    795,100       252,100         7,587,300
   Proceeds from borrowing on notes payable                       --            --           323,100
   Principal payments on notes payable                            --            --           (97,400)
   Principal payments on stock subject to rescission              --            --           (41,500)
   Change in other receivables                                    --            --           (50,000)
                                                            ---------    ----------       -----------
     Net cash provided by financing activities               576,000       564,200         8,739,300
                                                            ---------    ----------       -----------
  Net increase (decrease) in cash                           (218,600)       (7,100)           60,100

  Cash, beginning of period                                  278,700         7,400               --
                                                            ---------    ----------       -----------
  Cash, end of period                                      $  60,100     $     300          $ 60,100
                                                            =========    ==========       ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                               $   1,600     $      --          $  6,400
                                                           =========     ==========       ===========
  Cash paid for interest                                   $      --     $      --          $ 12,900
                                                           =========     ==========       ===========
Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
   accounts payable (excluding interest of $26,600)        $      --     $  48,600          $ 48,600
                                                           ==========    ==========       ===========
  Issuance of common stock in satisfaction of
   accrued liabilities (excluding interest of $20,000)     $      --     $  36,700          $ 36,700
                                                           ==========    ==========       ===========
  Issurance of common stock to employees of Russian
   Branch for accrued liabilities (excluding services of
     ($28,500)                                             $      --     $  30,400          $ 30,400
                                                           ==========    ==========       ===========
  Issuance of common stock in satisfaction of due to
   stockholders (excluding interest of $318,700)           $      --     $ 594,400          $594,400
                                                           ==========    ==========       ===========
  Issuance of common stock in satisfaction of accounts
   payable                                                 $   1,700	 $      --          $  1,700
                                                           ==========	 ==========       ===========
      See Accompanying Notes To Financial Statements


                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Human BioSystems (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

		                               Nine months ended Sept 30,
		                                  2005		2004
                                            -------------   ---------------
Net loss, as reported	                    $(4,526,900)     $(1,412,300)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects		            --		  20,000
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects		       (21,900)		 (84,700)
                                           --------------    ------------
Pro forma net loss	                   $(4,548,800)      $(1,477,000)
                                           ==============    ============
Net loss per common share
 Basic and diluted loss, as reported	   $	 (0.08)	     $	   (0.04)
                                           ==============    ============
 Basic and diluted loss, pro forma	   $     (0.08)      $     (0.04)
                                           =============     ============

3.	OTHER LIABILITIES

Other liabilities consist of deposits from investors for which the Company owes 500,000 shares of common stock totaling $175,000 as of September 30, 2005.

4.	RELATED PARTY TRANSACTIONS

Due to stockholders consist of the following as of September 30, 2005:

Wages payable to stockholder employees		$ 142,000

Accrued vacation for stockholder employees	   13,900
                                               -----------
				               $  155,900
                                               ===========
5.	COMMON STOCK

During the first quarter 2005, the Company issued 1,746,100 shares of common stock for cash totaling $262,200 (including offering costs of $609,900).

During the first quarter 2005, the Company issued 282,200 shares of common stock for services totaling $31,600.

During the first quarter 2005, the Company issued 111,100 shares of common stock in relation to the exercise of warrants for cash totaling $1,100.

During the second quarter 2005, the Company issued 3,951,000 shares of common stock for cash totaling $229,800 (including offering costs of $924,300).

During the second quarter 2005, the Company issued 300,000 shares of common stock pursuant to a termination agreement with a consultant totaling $249,000.

During the second quarter 2005, the Company issued 487,300 shares of common stock in relation to the exercise of options and warrants for cash totaling $42,800.

During the third quarter 2005, the Company issued 310,000 shares of common stock in relation to the exercise of options and warrants for cash totaling $39,300.

During the third quarter 2005, the Company issued 70,500 shares of common stock in relation to a cashless exercise of options. In order to initiate the exercise, the holder gave up options to purchase 29,500 shares of the Company's common stock as consideration for the exercise in place of cash. The 29,500 shares was the equivalent of the cash the Company would have received under the terms of the option agreement.

During the third quarter 2005, the Company recognized offering costs totaling $5,700 due to a foreign currency translation loss recognized in relation to cash received during the second quarter for the sale of common stock.

During the third quarter 2005, the Company issued 5,300 shares of common stock in satisfaction of accounts payable totaling $1,700.

During the third quarter 2005, the Company issued 180,000 shares of common stock for services totaling $150,600.

Loan Agreement - During October 2004, the Company entered into a Loan Agreement (the "Loan Agreement") with an unaffiliated individual (the "Lender"). The Loan Agreement called for the Lender to loan an aggregate of Euros 2,300,000 to the Company (the "Loan") with interest at the rate of three percent per annum, payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was to be secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and were delivered to the Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement was declared in default, with the Shares to be immediately returned to the Company, as the Loan funds were not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). The shares were cancelled during February and March 2005. Accordingly, the Company did not record the shares as outstanding prior to the cancellation.

Public Relations Agreement - During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is 6 months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue 6.0 million shares of common stock to be held by an escrow agent. Through September 30, 2005 the Company released 4,239,900 shares of common stock totaling $2,512,800 in consideration of this agreement. Additionally, the Company recorded public relations payable for approximately 899,500 additional shares to be released at a future date valued at $442,300.

During June 2005, the Company entered into a second agreement with the public relations and promotions services company for additional consulting services in exchange for 750,000 shares of the Company's common stock valued at $247,500. The Company issued the shares in June 2005.

Investment Agreement - During June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. Pursuant to the Investment Agreement, Dutchess acquired 30,000 shares of the Company's common stock in exchange for approximately $16,800 during April 2005, 229,600 shares for approximately $158,900 during August 2005 and 56,000 shares for approximately $49,900 during September 2005.

Shares held in escrow - As of September 30, 2005, approximately 690,000 shares of the Company's common stock are issued and held in trust accounts. The trust accounts were set up to receive and hold cash from investors in exchange for shares of common stock. These shares will be recognized as outstanding upon receipt of cash or other consideration.

6.	OTHER ITEMS

Executive Consulting Agreement - During August 2005, the Company entered into an Executive Consulting Agreement with Dr. David Winter. Pursuant to the agreement, Dr. Winter will serve as President of the Company. In that capacity, he will oversee the Company's platelet and organ development programs and supervise negotiations with the Company's alliance partners. Dr. Winter succeeds Harry Masuda who will continue as the Company's Chief Executive Officer.

In consideration for these services, Dr. Winter will receive a monthly retainer of $3,000. The Company also granted options to purchase 96,000 shares of the Company's common stock, at an exercise price of $0.73 per share. The options vest monthly for twelve months beginning with the date of grant, and expire in five years. The shares are valued at $44,600 using the Black Scholes model and will be expensed through the vesting period.

Board appointment - During September 2005, the Company appointed Dr. Larry McCleary to fill a vacancy created by Dr. George Tsukuda's resignation in September 2005. The Company granted Dr. McCleary options to purchase 50,000 shares of the Company's common stock, at an exercise price of $0.73 per share. The options vest annually for three years at 30%, 30% and 40% beginning with the date of grant, and expire in five years. The shares are valued at $30,100 using the Black Scholes model and will be expensed through the vesting period.

Forgiveness of debt - During the third quarter 2005 the Company recorded forgiveness of debt from a vendor totaling $80,100. The vendor had previously received shares of the Company's common stock in satisfaction of certain invoices. However, due to additional realization by that vendor upon the sale of the common stock, the vendor forgave additional invoices totaling $80,100.

7.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $4,526,900 for the nine months ended September 30, 2005. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of $19,185,500. As of September 30, 2005, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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

7.	SUBSEQUENT EVENTS

During October, 2005, the Company issued a put notice to Dutchess Private Equities Fund, II, LP and received the amount of $65,000 for which the Company issued 108,605 shares of unrestricted common shares pursuant to the agreement signed between the Company and Dutchess during June, 2004.

In October, 2005, the Company increased the number of shares allocated under the public relations agreement signed between the Company and a public relations firm in March, 2005 to 7 million shares. The agreement was also extended an additional six months from September 2005 to March, 2006.

In October, 2005, the Company initiated the transfer of 1 million shares of Company common shares to the Company's escrow account for the purpose of satisfying any stock payments due under the terms of the agreement signed between the Company and the public relations firm. The transfer is pending as of November 8, 2005.

During October, 2005, the Company entered into a non-exclusive consulting and capital raising agreement with an investment banking firm to assist the Company raise capital on a success fee basis. The agreement calls for a cash fee and warrants based on the capital raised. The term of the agreement is 6 months.

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

During the year ended December 31, 2004, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess Private Equities Fund II ("Dutchess"), Langley Park Investments PLC ("Langley") and Pini Ben David ("Ben David"). In 2004 and 2005, we also raised funds through the sales of our capital stock through Regulation S under the Securities Act. In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions). To date, we continue to seek alternative sources for capital.

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

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees Centigrade for three months in our patent pending HBS sub-zero solution. In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys preserved using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to 5 days while maintaining some functionality when transplanted back into the animal, exhibited by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures. We believe that the extended shelf life should enable better matching of donor kidneys to recipients.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets. We filed a provisional patent application in September 2001 to cover our platelet preservation methods. In August 2003, we filed another patent application covering improved platelet preservation methods. We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues. We did not generate any revenue in either of the three-month periods ended September 30, 2005 or 2004, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the eighth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses. Total general and administrative expenses in the three months ended September 30, 2005 were $2,542,300, an increase from $256,900 for the three months ended September 30, 2004. The increase was due primarily to a significant increase in public relations expenses to $2,084,300 for the three months ended September 30, 2005. We had no public relations expenses for the comparable period in 2004. These expenses stem from a public relations agreement with Abernathy Mendelson & Associates ("Abernathy"), pursuant to which we provide shares of common stock as payment for advertising and promotional services. Our original agreement with Abernathy, entered into in March 2005 and subsequently amended in April 2005, provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance. The term of the Abernathy agreement was six months, subject to prior termination. In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that was directly attributable to Abernathy. In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTC Bulletin Board equaled or exceeded $0,25 per share. We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through September 30, 2005, we issued an aggregate of 1,580,245 of these shares of common stock to
Abernathy.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services, valued at $247,500. We also became obligated to issue an additional 899,500 shares to Abernathy as a bonus under this second agreement. These shares will be issued at a future date.

The increase in general and administrative expenses was also partly due to an increase in stock-based compensation in the three months ended September 30, 2005 to $167,900, from $54,500 for the three months ended September 30, 2005. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares or restricted common stock as an accrual. We subsequently made the decision to pay all of these accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

We also experienced an increase in other general and administrative expenses to $290,100 for the three months ended September 30, 2005 from $202,400 for the comparable period in 2004. This increase was due to increases in legal and professional fees and other expenses due to the obligations of being a public company.

Research and Development. Our research and development expenses were $42,300 for the three months ended September 30, 2005, equal to the amount for the
comparable period in 2004.    In 2003, we suspended human infusion studies and
animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of fiscal 2005. In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ
preservation experiments as compared to the current schedule.   We believe that
recent payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses. We had no sales and marketing expenses for the three months ended September 30, 2005, a decrease from $35,500 for the
comparable period in 2004.    We recently eliminated payroll in the sales and
marketing area in order to give priority to the completion of our scientific objectives - to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Forgiveness of Debt. In the three months ended September 30, 2005, we recorded forgiveness of debt from a vendor in the amount of $80,100, based upon the vendor's realization of additional funds from the sale of common stock issued in satisfaction of that debt. No such forgiveness was recorded in the comparable period in 2004.

Interest Income and Expense. We did not receive interest income or incur interest expense during the three months ended September 30, 2005. During the comparable period in 2004, we incurred interest expense of $100, due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock.

Net Loss. As a result of the foregoing factors, our net loss increased to $2,504,500 for the three months ended September 30, 2005 from a net loss of $334,800 for the three months ended September 30, 2004. Our net loss per share increased to $0.04 for the three months ended September 30, 2005 from $0.01 for the comparable period in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues. We did not generate any revenue in either of the nine-month periods ended September 30, 2005 or 2004, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products. We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses. Total general and administrative expenses in the nine months ended September 30, 2005 were $4,441,700, an increase from $797,600 for the nine months ended September 30, 2004. This increase was primarily due to an increase in public relations expenses, which equaled $3,202,600 for the nine months ended September 30, 2005. We did not incur public relations expenses for the comparable period in 2004. The public relations expenses were derived primarily from the Abernathy agreement described above. We also experienced an increase in stock-based compensation to $450,300 for the nine months ended September 30, 2005 from $329,700 for the comparable period in 2004, due to the change in our overall compensation structure described above. In addition, we had an increase in other general and administrative expenses, from $467,900 for the nine months ended September 30, 2004 to $788,800 for the nine months ended September 30, 2005. This increase was due to increases in legal and professional fees and other expenses due to the obligations of being a public company.

Research and Development. Our research and development expenses were $138,300 for the nine months ended September 30, 2005, a decrease from $154,600 for the comparable period in 2004. This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003, reflecting our funding shortfall.

Sales and Marketing Expenses. Our sales and marketing expenses for the nine months ended September 30, 2005 equaled $25,400, a decrease from $93,900 for the comparable period in 2004. The decrease is due to reductions of payroll expenses in order to give priority to our scientific objectives, as set forth above.

Interest Income and Expense. We did not incur any interest expense during the nine months ended September 30, 2005, as compared to interest expense of $366,200 for the same period in 2004. This increase was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004.

Net Loss. As a result of the foregoing factors, our net loss increased to $4,526,900 for the nine months ended September 30, 2005 from a net loss of $1,412,300 for the nine months ended September 30, 2004. Our net loss per share was $0.08 for the nine months ended September 30, 2005, and $0.04 for the comparable period in 2004.

Liquidity and Capital Resources

In the nine months ended September 30, 2005, we continued to spend cash to fund our operations. Cash used by operating activities for the nine months ended September 30, 2005 equaled $783,600, and consisted principally of our net loss of $4,526,900, depreciation of $700, and an increase in accounts payable of $160,300, offset by $450,300 provided by stock based compensation, a decrease in accrued liabilities of $600 and an increase in pre-paid expenses of $6,200. For the comparable period in 2004, cash used by operating activities equaled $571,300 and consisted of our net loss of $1,412,300, offset by $365,300 provided by interest expense paid in shares of our common stock, $329,700 provided by stock based compensation, an increase in accounts payable of $90,600, a decrease of $14,100 in prepaid expenses and other assets, $1,100 in depreciation and an increase in other liabilities of $40,200.

There was $11,000 used in investing activities for the nine months ended September 30, 2005, due to the purchase of a special freezer for conducting our organ preservation experiments. We did not utilize or receive cash from investment activities during the comparable period of 2004.

Cash flow from financing activities for the nine months ended September 30, 2005 produced a net increase in cash of $218,600, consisting principally of $795,100 from the issuance of common stock, offset by an increase of $219,100, in shareholder payables. Cash flow from financing activities for the nine months ended September 30, 2004 produced a net increase in cash of $564,200 which resulted from $252,100 in proceeds from the issuance of common stock and a $312,100 decrease in shareholder payables.

As of September 30, 2005, we had cash and cash equivalents amounting to $60,100, a decrease of $218,600 from the balance at December 31, 2004. Our working capital deficit increased to $844,100 at September 30, 2005 from $406,700 at June 30, 2005 and $313,800 at December 31, 2004. The increase in this deficit is from the resources used in our operations, as explained above. There are no material commitments for capital expenditures at September 30, 2005.

Our operating plan for calendar year 2005 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. Since our inception, we have financed our operations through private and public equity placements During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the first nine months of 2005, we have received an aggregate of $552,700 from the issuance of common stock, including approximately $16,800 from our agreement with Dutchess. We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess, there can be no assurance that we will be successful in raising any capital pursuant to this agreement. At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the eighth year of research and development, with an accumulated loss during the development stage of $19,185,500. As of September 30, 2005, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the year ended December 31, 2004, we pursued various alternatives for raising capital. We entered into the Investment Agreement with Dutchess effective September 28, 2004. Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000. The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. In April 2005, we issued 30,000 shares of common stock to Dutchess pursuant to our first put under the Investment Agreement, and received approximately $16,800 in proceeds. In October 2005, we issued 108,605 shares of common stock to Dutchess pursuant to our sixth put under the Investment Agreement, and received proceeds of $65,000.

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

On November 14, 2005, Langley had a net asset value for its underlying portfolio of U.K. $0.57 per ordinary share, or an aggregate net asset value of U.K. $42,508,790 (U.S. $73,756,479, based on U.K. $1.00 = U.S. $1.735 on November 14,
2005). Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.37, or an aggregate net asset value of U.K. $27,593,425 (U.S. $47,869,223). We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected. To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.135 per ordinary share on November 14, 2005), we have not sold any of our Langley ordinary shares.

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

Effective October 28, 2004, we entered into the Loan Agreement with Ben David. Ben David is not, and has not been during the past two years, an affiliate of us or any of our current or former affiliates. The Loan Agreement called for Ben David to loan us an aggregate of $2,300,000 euros (the "Loan"). The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act. Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, a certificate representing the Shares (the "Certificate"), containing a legend restricting transfer, was delivered to Ben David to hold until funds for repayment of the Loan were delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. We believe that the parties intended that when the loan funds were delivered by Ben David to the escrow agent, Ben David would also deliver the stock certificate to the escrow agent who would disburse the funds and the Certificate to the appropriate parties. The Loan Agreement also provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004 and exchanged the Certificate for three Certificates (one to Ben David and one to each of two affiliates); however, no Loan funds were received by that date. On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

In the second quarter of 2005, it came to our attention that shares of our common stock (the "Reg S Stock") may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates. In order to halt these unauthorized issuances, we commenced an exchange offer (the "Offer") in July 2005 to exchange one share of our common stock (the "New Stock") for each share of Reg S Stock outstanding before or upon the de-listing
date (the "Record Date") when the Reg S Stock is no longer tradable.   The Offer
covers 10,000,000 shares of our common stock, and is intended to reduce our potential liability for the unauthorized issuances. Each share of New Stock will be registered no later than nine months from the initial date of the Offer for trading on the OTC Bulletin Board market. The Offer expires on December 29, 2005. Any shares of Reg S Stock not tendered for exchange by December 29, 2005, will no longer be exchangeable for New Stock and will no longer be tradable on any German stock exchange. To date, holders of an aggregate of 3,773,082 shares have indicated an intent to participate in the Offer; of these, holders of an aggregate of 2,701,247 shares have forwarded certificates and required documents.

In March 2005, we entered into an agreement with Abernathy which was subsequently amended in April 2005). The Abernathy agreement provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance. The term of the Abernathy agreement was six months, subject to prior termination. In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that was directly attributable to Abernathy. In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTC Bulletin Board equaled or exceeded $0,25 per share. We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through September 30, 2005, we issued an aggregate of 1,580,245 of these shares of common stock to Abernathy.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services. We also became obligated to issue an additional 899,500 shares to Abernathy as a bonus under this second agreement. These shares will be issued at a future date.

In October 2005, we entered into an agreement with Ascendiant Securities, LLC ("Ascendiant") providing that Ascendiant would act on a best-efforts basis as our financial advisor and non-exclusive placement agent in connection with the structuring, issuance and sale of our debt and equity securities for financing purposes. The agreement, which has a term of six months, requires us to pay Ascendiant a cash success fee and warrants for completed transactions that we approve. The success fee is equal to ten percent of the gross proceeds from the sale of our securities; in addition, for transactions generating gross proceeds of $2,000,000 or more, we must issue Ascendiant 175,000 shares of our restricted common stock. To date, no transactions have been presented to us by Ascendiant.

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

We are in the eighth year of research and development, with an accumulated loss during the development stage of $19,185,500. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital. In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar year 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the nine months ended September 30, 2005, we received an aggregate of $795,100 from the issuance of common stock, including $225,600 from our agreement with Dutchess. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess, there can be no assurance that we will be successful in raising any capital pursuant to this agreement.

Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2006; there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2005 and beyond.

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

OUR CHIEF EXECUTIVE OFFICER IS THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought securities fraud charges against us for the same transactions. Although we believe that the charges are unwarranted, and that the issues involved in this matter were resolved over two years ago to the full satisfaction of all investors, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at
the end of the 18-month deferred prosecution term.   The civil case against us
has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended September 30, 2005. Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the third quarter of 2005, we issued an aggregate of 5,300 shares of our common stock to an investor in satisfaction of accounts payable totaling $1,700. This issuance was made in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2005, we issued an aggregate of 180,000 shares of our common stock to investors for services with an aggregate value of $150,600. These issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	 Title of Exhibit
----------       ----------------
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUMAN BIOSYSTEMS



Date: November 14, 2005

/s/ Harry Masuda
------------------
Harry Masuda
Chief Executive Officer