Form 10QSB/A
period 2005-06-30
HUMAN BIOSYSTEMS INC
filed 2005-11-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


This Quarterly Report has been amended to restate the June 30, 2005 financial statements to take into effect the recharacterization of certain expenses and release of additional shares of common stock during the period.

==============================================================================
                                HUMAN BIOSYSTEMS
                               TABLE OF CONTENTS
                                                                        PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED)(RESTATED) -- as of June 30, 2005.....F-2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)(RESTATED)
For the Three Month and Six Month Periods Ended June 30, 2005 and 2004
and the Period from February 26, 1998 (Inception) through June 30, 2005..F-3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)(RESTATED)
For the Six Months Ended June 30, 2005...................................F-4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)(RESTATED)
For the Six Months Ended June 30, 2005 and 2004, and the Period from February 26, 1998 (Inception) through June 30, 2005..F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)(RESTATED)........... F-6-10

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



ITEM 1.  FINANCIAL STATEMENTS.

                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)
                                   (RESTATED)
                                    ASSETS


Current assets
        Cash                                                            $  233,500
        Prepaid expenses                                                     4,000
        Investment in marketable securities                                 55,200
                                                                        ----------
                Total current assets                                       292,700

Fixed assets, net                                                           10,500
                                                                        ----------

Total assets                                                            $  303,200
                                                                        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                $  227,500
        Accrued liabilities                                                 57,900
        Other liabilities                                                  175,000
        Public relations payable                                           243,600
        Due to stockholders                                                239,000
                                                                        ----------
                Total current liabilities                                  943,000
                                                                        ----------
Total liabilities                                                          943,000

Commitments and contingencies                                                   --

Stockholders' deficit
    Preferred stock; no par or stated value; 5,000,000 shares
          authorized, no shares issued or outstanding                           --
    Common stock; no par or stated value; 145,000,000 shares
           authorized, 62,213,900 shares issued
           and 60,684,900 shares outstanding                            16,133,400
    Investment in marketable securities held in escrow                     (55,200)
    Accumulated other comprehensive loss                                   (37,000)
    Accumulated deficit during development stage                       (16,681,000)
                                                                       ------------
                Total stockholders' deficit                                639,800
                                                                       ------------

Total liabilities and stockholders' deficit                             $  303,200
                                                                       ============

The accompanying notes are an intergral part of these condensed financial statements.



                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                   (RESTATED)


                                                           Three Months Ended          Six Months Ended         February 26, 1998
                                                                 June 30,                   June 30,            Inception) Through
                                                         2005            2004           2005         2004          June 30, 2005
                                                     --------------  -----------       -------      -------     -----------------
                                                       (Restated)                     (Restated)                   (Restated)
Revenue                                          $         --   $         --     $         --   $         --      $         --

Operating expenses
    General and administrative
       Stock based compensation                        249,900         98,700         282,500        275,200         3,956,300
       Public relations                              1,087,000             --       1,118,200            --          1,118,200
       Other general and administrative expenses       269,000        120,800         498,700        265,600         6,068,300
                                                     -----------    -----------    -----------     ----------      ------------
    Total general and administrative expenses        1,605,900        219,500       1,899,400        540,700        11,142,800
    Research and development                            52,100         68,100          96,000        112,300         2,024,800
    Sales and marketing                                     --         27,000          25,400         58,400           820,200
                                                     -----------    -----------    -----------     ----------      ------------
            Total operating expenses                 1,658,000        314,600       2,020,800        711,500        13,988,400
                                                     -----------    -----------    -----------     ----------      ------------
Loss from operations                                (1,658,000)      (314,600)     (2,020,800)      (711,500)      (13,744,800)

Other income (expense)
    Loan fees                                               --             --             --              --          (750,000)
    Bad debt related to other receivable                    --             --             --              --          (502,300)
    Loss on investment in marketable securities             --             --             --              --          (762,600)
    Interest income                                         --             --             --              --             2,700
    Interest expense                                        --        (25,400)            --        (366,100)         (673,200)
                                                    -----------    -----------     -----------    -----------      ------------
Loss before provision for income taxes              (1,658,000)      (340,000)     (2,020,800)    (1,077,600)      (16,673,800)

Provision for income taxes                                 800             --           1,600             --             7,200
                                                    -----------    -----------     -----------    -----------      ------------
Net loss                                            (1,658,000)      (340,000)     (1,778,800)    (1,077,600)      (16,681,000)
                                                    -----------    -----------     -----------    -----------      ------------
Other comprehensive loss,net of tax
    Unrealized loss on investment in marketable
     securities                                        (27,600)            --         (27,200)            --           (37,000)
                                                    -----------    -----------    ------------   ------------      ------------
Total comprehensive loss                         $  (1,686,400)  $   (340,000)   $ (2,020,400)  $ (1,077,600)    $ (16,718,000)
                                                    ===========    ===========    ============   ============     ==============
Basic and diluted loss per common share          $       (0.03)  $      (0.01)   $      (0.03)  $      (0.03)     $      (0.93)
                                                    ===========    ===========    ============   ============     ==============
Basic and diluted weighted average
  common shares outstanding                         55,419,016     37,127,200      53,960,793     34,199,700         17,902,235
                                                    ===========    ===========    =============  ============     ==============

        The accompanying notes are an intergral part of these condensed financial statements.



                                HUMAN BIOSYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)
                                  (RESTATED)

                                                                        Investment
                                                                           in          Accumulated     Accumulated
                                                    Common              Marketable        Other       Deficit During    Total
                                            ----------------------      Securities     Comprehensive    Development  Stockholders'
                                              Shares      Amount     Investments PLC      Loss            Stage         Deficit
                                           ----------  ----------   ---------------  --------------  ------------- -------------
Balance December 31, 2004                  51,447,000  $14,423,600   $    (68,800)    $    (9,800)   $(14,658,600)  $  (313,600)


Issuance of common stock for cash (net of
   offering costs of $1,534,200),weighted
   average price of $0.09                   5,497,200      492,000             --              --              --       492,000

Issuance of common stock for cash related
  to Investment Agreement                      30,000       16,800             --              --              --        16,800

Issuance of common stock for services,
  weighted average price of $0.37           2,282,200      280,800             --              --              --       280,800

Issuance of common stock for public
  relations, $0.33                            750,000      247,500             --              --              --       247,500

Issuance of common stock for bonus shares
  related to public relations agreement,
  weighted average price of $0.40           1,580,200      627,100             --              --              --       627,100

Stock-based compensation related to
  granting of options                              --        1,700             --              --              --         1,700

Stock options and warrants exercised,
  weighted average exercise price of $0.01    598,300       43,900             --              --              --        43,900

Comprehensive loss, net of tax
  Net loss                                         --           --             --              --      (1,778,800)   (1,778,800)
  Unrealized loss on investment in
   marketable securities                           --           --         13,600         (27,200)             --       (13,600)
                                                                                                                     -----------
Total comprehensive loss                           --           --             --              --              --    (1,792,400)
                                           ----------   ----------   -------------      ------------  -------------  -----------
Balance June 30, 2005                      60,684,900  $16,133,400   $    (55,200)    $   (37,000)    $(16,437,400) $  (396,200)
                                           ==========  ===========   =============      ============  =============  ===========


   The accompanying notes are an intergral part of these condensed financial statements.

                                       HUMAN BIOSYSTEMS
                                (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          (RESTATED)


                                                                    Six Months Ended     February 26, 1998
                                                                        June 30,       (Inception) Through
                                                                   2005        2004       June 30, 2005
                                                                 -------     -------      ------------
Cash flows from operating activities:
 Net loss                                                     $(2,022,400)  $(1,077,600) $ (16,681,000)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
   Stock based compensation                                       282,500       275,200      3,956,300
   Public relations-paid or to be paid in common stock          1,118,200            --      1,118,200
   Depreciation                                                       700           800         10,300
   Deemed interest expense                                             --            --         92,800
   Interest expense paid in common stock                               --       365,300        487,800
   Amortization of discount and loan fees
    on notes payable                                                   --            --        774,800
   Loss on investment in marketable securities                         --            --        762,600
   Bad debt related to other receivables                               --            --        502,300
 Changes in operating assets and liabilities:
   Change in prepaid expenses                                      (4,000)       14,200         (4,000)
   Change in accounts payable                                       2,900        38,400        311,900
   Change in accrued liabilities                                   (3,800)           --        167,300
   Changes in other liabilities                                   175,000        37,300        175,000
                                                                 ---------     ---------    -----------
          Net cash used by operating activities                  (450,900)     (346,400)    (8,325,700)

Cash flows from investing activities:

  Purchase of fixed assets                                        (11,000)           --        (20,800)
                                                                 ---------     ---------    -----------
    Net cash used by investing activities                         (11,000)           --        (20,800)

 Cash flows from financing activities:
   Change due to stockholders                                    (136,000)       184,000     1,100,900
   Proceeds from issuance of common stock                         552,700        183,500     7,344,900
   Proceeds from borrowing on notes payable                            --             --       323,100
   Principal payments on notes payable                                 --             --       (97,400)
   Principal payments on stock subject to rescission                   --             --       (41,500)
   Change in other receivables                                         --             --       (50,000)
                                                                 ---------     ---------     -----------
     Net cash provided by financing activities                    416,700       367,500      8,580,000
                                                                 ---------     ---------     -----------
  Net increase (decrease) in cash                                 (45,200)       21,100        233,500

  Cash, beginning of period                                       278,700         7,400             --
                                                                 ---------     ---------     -----------
  Cash, end of period                                           $ 233,500   $    28,500  $     233,500
                                                                 =========     =========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                    $   1,600   $        --  $       6,400
                                                                 =========     =========     ===========
  Cash paid for interest                                        $      --   $        --  $      12,900
                                                                 =========     =========     ===========
Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
   accounts payable (excluding interest of $26,600)             $      --   $    48,600  $      48,600
                                                                ==========    ==========     ===========
  Issuance of common stock in satisfaction of
   accrued liabilites (excluding interest of $20,000)           $      --   $    36,700  $      36,700
                                                                ==========    ==========     ===========
  Issurance of common stock to employees of Russian
   Branch for accrued liabilities (exluding services of
     $28,500)                                                   $      --   $    30,400  $      30,400
                                                                ==========    ==========     ===========
  Issuance of common stock in satisfaction of due to
   stockholders (excluding interest of $318,700)                $      --   $   594,400  $     594,400
                                                                ==========    ==========     ===========

The accompanying notes are an intergral part of these condensed financial statements.


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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

		                           Six months ended
		                                June 30,
		                          2005		 2004
                                       ----------------------------
Net loss, as reported             	$(2,022,400) $(1,077,600)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects		         --	  20,000
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects		    (15,600)     (67,300)
                                        ------------  -------------
Pro forma net loss	                $(2,022,400) $(1,124,900)
                                        ============ ==============
Net loss per common share
 Basic and diluted loss, as reported	$     (0.04) $	   (0.03)
                                        ============ ==============
 Basic and diluted loss, pro forma	$     (0.04) $	   (0.03)

                                        ============ ==============

3. OTHER LIABILITIES

Other liabilities consists of deposits from investors for which the Company owes 500,000 shares of common stock totaling $175,000 as of June 30, 2005.

4. RELATED PARTY TRANSACTIONS

Due to stockholders consist of the following as of June 30, 2005:

Wages payable to stockholder employees		$ 229,400

Accrued vacation for stockholder employees          9,600
                                                ----------
				                $ 239,000
				                ==========
5. COMMON STOCK

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



Public Relations Agreement - During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is 6 months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue 3 million shares of common stock to be held by an escrow agent. Through June 30, 2005 the Company released 1,580,200 shares of common stock totaling $627,100 in consideration of this agreement. Additionally, the Company recorded bonus shares payable for approximately 496,000 additional shares to be released at a future date valued at $243,600.



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

6. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of $2,022,400 for the six months ended June 30, 2005. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of $16,681,000. As of June 30, 2005, management is uncertain as to the completion date or if any of the Company's products will be completed at all.

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



8. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of Form 10-QSB filed on August 15, 2005 containing these financial statements as previously reported, management became aware of approximately 496,000 additional shares to be released under the Public Relations Agreement as discussed in Note 5. The previous financials did not recognize the fact that these shares had been earned as of June 30, 2005. The value of the shares totaled $243,600.

The effect of this transaction was to increase total current liabilities from $699,400, as previously reported, to $943,000. The $243,600 has been reported in the balance sheet of these financial statements as "bonus shares payable". This transaction also has the effect of increasing the net loss for the three and six months ended June 30, 2004 from $1,415,200 and $1,778,800, respectively, to $1,658,800 and $2,022,400, respectively. Additionally, the net loss from February 26, 1998 (Inception) through June 30, 2005 also increased from $16,437,400 to $16,681,000. The $243,600 was recorded as "other general and administrative expenses" in the statements of operations.

As a result of the increases discussed above, basic and diluted loss per share for the six months ended increased from $0.03 per share to $0.04 per share. Basic and diluted loss per share from February 26, 1998 (Inception) through June 30, 2005 also increased from $0.92 per share to $0.93 per share.

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



General and Administrative Expenses.   Total general and administrative expenses
in the three months ended June 30, 2005 were $1,605,900 an increase from $219,500 for the three months ended June 30, 2004. The increase was due primarily to a significant increase in public relations expenses to $1,087,000 for the three months ended June 30, 2005. We had no public relations expenses for the comparable period in 2004. These expenses stem from a public relations agreement with Abernathy Mendelson & Associates ("Abernathy") pursuant to which we provide shares of common stock as payment for advertising and promotional services. Our agreement with Abernathy, entered into in March 2005 and subsequently amended in April 2005, provides that Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance. The term of the Abernathy agreement is six months, subject to prior termination. In consideration for the public relations services, we will issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that is directly attributable to Abernathy. In addition, we will issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTC Bulletin Board equals or exceeds $0,25 per share. We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through June 30, 2005, we issued an aggregate of 1,580,200 of these shares of common stock to Abernathy. In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services. Additionally, the Company recorded bonus shares payable for approximately 496,000 additional shares to be released at a future date valued at $243,600.

The increase in general and administrative expenses was also partly due to an increase in stock-based compensation in the three months ended June 30, 2005 to $249,900, from $98,700 for the three months ended June 30, 2004. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock. On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares or restricted common stock as an accrual. We subsequently made the decision to pay all of these accrued salaries in cash. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

We also experienced an increase in other general and administrative expenses to $269,000 for the three months ended June 30, 2005 from $120,800 for the comparable period in 2004. This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.

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

we also experienced an increase in other general and administrative expenses to $269,000 for the three months ended June 30, 2005 from $120,800 for the comparable period in 2004. This increase was due to increases in legal and professional fees and other expenses due to the obligations of being a public company.



Net Loss. As a result of the foregoing factors, our net loss increased to $1,658,800 for the three months ended June 30, 2005 from a net loss of $340,000 for the three months ended June 30, 2004. We had an unrealized loss of $27,600 on our investment in Langley securities during the three months ended June 30, 2005, resulting in a total comprehensive loss of $1,686,400 for the period. Our net loss per share increased to $0.03 for the three months ended June 30, 2005 from $0.01 for the comparable period in 2004.



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

General and Administrative Expenses. Total general and administrative expenses in the six months ended June 30, 2005 were $1,899,400, an increase from $540,700 for the six months ended June 30, 2004. This increase was primarily due to an increase in public relations expenses, which equaled $1,118,200 for the six months ended June 30, 2005. We did not incur public relations expenses for the comparable period in 2004. The public relations expenses were derived primarily from the Abernathy agreement described above. We also experienced an increase in stock-based compensation, to $282,500 for the six months ended June 30, 2005 compared to $275,200 for the comparable period in 2004, due to the change in our overall compensation structure described above. In addition, we had an increase in other general and administrative expenses, from $265,000 for the six months ended June 30, 2004 to $498,700 for the six months ended June 30, 2005. This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.



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

Interest Income and Expense. We did not incur any interest expense during the six months ended June 30, 2005, as compared to interest expense of $366,100 for the same period in 2004. This increase was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004, due to the change in our overall compensation structure described above. In addition, we had an increase in other general and administrative expenses, from $265,000 for the six months ended June 30, 2005. This increase was due to increases in legal and professional fees and expenses due to the obligations of being a public company.



Net Loss. As a result of the foregoing factors, our net loss increased to $2,020,400 for the six months ended June 30, 2005 from a net loss of $1,077,600 for the six months ended June 30, 2004. Our net loss per share was $0.04 for both the six months ended June 30, 2005 and $0.03 the comparable period in 2004.



Liquidity and Capital Resources

In the six months ended June 30, 2005, we continued to spend cash to fund our operations. Cash used by operating activities for the six months ended June 30, 2005 equaled $450,900, and consisted principally of our net loss of $1,778,800, an increase in other liabilities of $175,000, depreciation of $700 and an increase in accounts payable of $2,900, offset by $1,118,200 provided by public relations expenses paid or to be paid in common stock and $282,500 provided by stock based compensation, a decrease in accrued liabilities of $3,800, and increase in pre- paid expenses of $4,000. For the comparable period in 2004, cash used by operating activities equaled $346,400, and consisted of our net loss of $1,077,600, offset by $365,300 provided by interest expense paid in shares of our common stock, $275,200 provided by stock-based compensation, an increase in accounts payable of $38,400, a decrease of $14,200 in prepaid expenses and other assets, $800 in depreciation, and an increase in other liabilities of $37,300.

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

We are in the eighth year of research and development, with an accumulated loss during the development stage of $16,681,000. As of June 30, 2005, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity. We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.



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



We are in the eighth year of research and development, with an accumulated loss during the development stage of $16,681,000. We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity. We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities. In 2003, we scaled back our research and development activities significantly, due to our lack of capital. In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.



Our operating plan for calendar year 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the year ended December 31, 2004, we received an aggregate of $999,400 from the issuance of common stock, compared to an aggregate of approximately $905,400 received in the year ended December 31, 2003 and approximately $2,151,300 received in the year ended December 31, 2002. During the six months ended June 30, 2005, we received an aggregate of $552,700 from the issuance of common stock. We have received approximately $16,800 from our agreement with Dutchess. We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess, there can be no assurance that we will be successful in raising any capital pursuant to this agreement. Obtaining capital will be challenging in a difficult environment, due to the downturn in the United States economy and current world instability. We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2005; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2005 and beyond.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description
-----------  -----------
10.01* Consulting Agreement, dated June 3, 2005, by and between the Company and Abernathy
              Mendelson & Associates.

10.02* Letter Agreement, dated June 23, 2005, by and between the Company and Karsten Behrens.

31.01         Amended Rule 13a-14(a)/15d-14(a) Certification

32.02         Amended Section 1350 Certification

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: November 15, 2005

/s/ Harry Masuda
---------------------
Harry Masuda
Chief Executive Officer