Form 10KSB
period 2005-12-31
HUMAN BIOSYSTEMS INC
filed 2006-04-07
CIK 1070181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value                          OTCBB

(Title of class)                   (Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [    ] Yes   [x] No

State issuer's revenues for its most recent fiscal year:  No revenues for the fiscal year ended December 31, 2005.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 15, 2006, was $10,900,958.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 68,117,537 shares of common stock outstanding as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

TABLE OF CONTENTS

PART I

PAGE

Item 1. Description of Business...........................................

4

Item 2. Description of Property..........................................

20

Item 3. Legal Proceedings................................................

20

Item 4. Submission of Matters to a Vote of Security Holders..............

21

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........

21

Item 6. Management's Discussion and Analysis or Plan of Operation........

23

Item 7. Financial Statements............................................

F-1

Item 8. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.............................................

33

Item 8A.Controls and Procedures..........................................

33

Item 8B. Other Information……………………………………………

33

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act................

34

Item 10. Executive Compensation..........................................

36

Item 11. Security Ownership of Certain Beneficial Owners and Management

         and Related Stockholder Matters ................................

38

Item 12. Certain Relationships and Related Transactions..................

40

Item 13. Exhibits .......................................................

40

Item 14. Principal Accountant Fees and Services..........................

43

PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements."  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The forward-looking statements in this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control.  We undertake no obligation to publicly release the results of any revisions to these forward- looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors."

ITEM 1. DESCRIPTION OF BUSINESS

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and issue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the U.S. Food and Drug Administration ("FDA") in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests.  Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  Additional approvals to commence human in-vitro studies will be required from the internal review board and possibly from the FDA.  We currently anticipate that these tests will be completed within the next four to six months.

Our potential customers include blood banks, hospitals, clinics and similar organizations.  We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders.

In 2003, we experienced increased difficulty in raising outside capital.  This difficulty continued through the third quarter of 2004.  Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.  Pursuant to this change, we terminated the employment of Robert Strom, our Vice President of Marketing and Sales, Rocky Umar, our Vice President, Strategic Planning, and Victor Ivashin, our Chief Technology Officer.  Messrs. Umar and Ivashin were later engaged by the Company in an advisory capacity.  In March 2005, we made the decision to pay all of these accrued salaries in cash.

During the years ended December 31, 2004 and 2005, we pursued various alternatives for raising capital.  We entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.  Through March 30, 2006, we have issued an aggregate of 1,179,591 shares of common stock to Dutchess, for aggregate net proceeds of $518,744.  We intend to exercise additional puts under the Investment Agreement in 2006 to provide funding for our operations.

In July 2004, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby we would sell shares of our restricted common stock for shares in Langley Park Investments PLC, a London-based institutional investment trust ("Langley").  Langley was formed in February 2004 to invest in a diverse portfolio of U.S. small-cap companies (defined by Langley management as those public companies having a market capitalization of less than U.K. $100 million). Langley purchased 7,000,000 shares of our restricted stock at a price of $930,999, or approximately $0.13 per share.  The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004.  In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004).  The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004.  Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the Langley shares.  The remaining 50% will be held in escrow for two years as a downside price protection against our shares issued to Langley.  In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock.  To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.1275 per ordinary share on March 31, 2006), we have not sold any of our Langley shares.

Effective October 28, 2004, we entered into a loan agreement (the "Loan Agreement") with Pini Ben David (Grunspan), an unaffiliated individual who lives in Switzerland ("Ben David").  The Loan Agreement called for Ben David to loan us an aggregate of $2,300,000 euros (the "Loan").  The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007.  Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable under Regulation S under the Securities Act of 1933, as amended (the "Securities Act").  Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, a certificate representing the Shares (the "Certificates"), containing a legend restricting transfer, was delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent.  We believe that the parties intended that the loan funds, when delivered by Ben David to the escrow agent, Ben David would also deliver the stock certificate to the escrow agent who would disburse the funds and the certificate to the appropriate parities.  The Loan Agreement also provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004; however, no Loan funds were received by that date.  On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect.  We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

In the second quarter of 2005, it came to our attention that shares of our common stock (the "Reg S Stock") may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates. In order to halt these unauthorized issuances, we commenced an exchange offer (the "Offer") in July 2005 to exchange one share of our common stock (the "New Stock") for each share of Reg S Stock outstanding before or upon the delisting date (the "Record Date") when the Reg S Stock is no longer tradable. The offer covers 10,000,000 shares of our common stock and is intended to reduce our potential liability for the unauthorized issuances. The Exchange Offer was scheduled to expire on December 29, 2005.  However, on January 11, 2006, we extended the Exchange Offering deadline to January 31, 2006, due to delays encountered in the early confusion regarding procedures and subsequent changes to those procedures. Any shares of Reg S Stock not tendered for exchange by January 31, 2006, will no longer be exchangeable for New Stock and will no longer be tradable on any German stock exchange.  To date, holders of an aggregate of 9,591,592 shares of Reg S stock have forwarded certificates and required documents, leaving an aggregate of 408,408 shares outstanding.  Each share of New Stock was to be registered no later than six months from the initial date of the Offer for trading on the OTCBB; however due to the extension of the Exchange Offer such registration is still in process.

We have continued our efforts to obtain financing in 2006.  In March 2006, we entered into an agreement with La Jolla Cove Investors, Inc., a California corporation (“La Jolla Cove”), for the purchase of a 6¾% Convertible Debenture ("Debenture") in the aggregate principal amount of $30,000 and the issuance to La Jolla Cove of a warrant to purchase an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $1.09 per share.  The warrant expires in March 2009, and is to be exercised in an amount equal to 100 times the amount of the Debenture that is being converted.  La Jolla Cove has advanced the sum of $95,000 to the Company as a prepayment for the exercise of a portion of the Warrant.  See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation – Liquidity and Capital Resources” for more information.  We have also registered 20,000,000 shares of our common stock for use in raising capital, but to date have not entered into any arrangement for the sale of all or a portion of these shares.

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

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets. This patent, U.S. 6,413,713, B1, is titled "Method for Preserving Blood Platelets."  We applied for another patent in February 1999, covering processes and solutions to facilitate blood platelet preservation.  In June 2001, we filed a provisional patent entitled "Preservation of Blood Platelets at Cold Temperatures" to cover our improved platelet preservation methods, and in August 2003, we filed another patent application covering improved platelet preservation methods.  We anticipate filing additional patent applications relating to platelet preservation in the future, as soon as we have the capital to do so.  We believe that these additional patent applications, if and when filed, should strengthen our competitive position in the platelet preservation marketplace.  We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

The HBS System for Preservation of Organs

We believe that our basic approach used to store platelets can also be applied to the preservation of organs such as the kidney, heart and liver. The hyperbaric chamber could be an instrumental part of our ability to store organs at sub-zero temperatures to prevent freezing even at freezing temperatures. We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees centigrade for three months in our patent-pending HBS sub-zero solution.  In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and accelerated the number of animal organ preservation experiments as compared to the prior schedule. We also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees centigrade.  In 2006, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade.

Operations and Facilities

During the initial months following our incorporation, we recruited key members of the management and technical team, conducted market research and established our basic infrastructure and operating plan.  At December 31, 2005, we had six employees and consultants in the U.S. and four at our research facility in Russia.

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

The Russian government has placed no restrictions on our ability to operate our business, hire employees in Russia and freely transport our assets from Russia to the U.S. without any assessment or payments to the Russian Federation. There are no material restrictions or regulations to which we are subject in Russia as a result of our activities there.  Conducting operations in Russia does not affect FDA approval or our proposed business activities in the United States, because no clinical trials are or will be conducted there.

When we enter the human infusion test phase in the United States, the priorities at our Russian branch may be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage.

While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility.  In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies.  The preliminary studies leading to human infusion began in October of 2002, but were suspended in the fourth quarter of 2003 due to a funding shortfall.  We have made certain changes in our solution in order to prepare for human infusion, and resumed testing in February 2005.  In-vitro test results obtained in September 2005, as part of the human infusion studies, supported our earlier test results which we view as positive.  The next step requires the infusion of platelets into human test subjects, which may require an FDA license in addition to internal approvals.  See "Business - Test Results" for more information.

Research and Development

We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market.  Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.  In the year ended December 31, 2005, we spent $182,900 on research and development, compared to expenditures of $218,500 for the year ended December 31, 2004.  None of these costs were born directly by customers.

We have developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products. The first phase starts with the creation of a platelet preservation product that will store platelets under refrigeration for seven to nine days using our proprietary solution by itself. The second phase is the market introduction of our Platelet Preservation System utilizing our hyperbaric container if longer preservation times are required. Our third phase is to find a viable alternative to the current organ preservation methods with both solution under refrigeration and a complete system at sub-zero temperatures. We are currently in the first phase of our strategy, and are anticipating advancing through this phase for the foreseeable future. The anticipated time spent in this phase has been extended by our need for additional capital. We are now proceeding with organ preservation research concurrently with our platelet studies.

Governmental approval for human testing will be required for each of these three phases of development.  Our plan is to obtain the necessary approvals for each phase.

Platelet Preservation - Refrigeration

Our platelet preservation plan starts with a platelet preservation product using our solution by itself.  We have been able to successfully store platelets for ten days at refrigerated temperatures, which is considered to be a major milestone in the cold storage of platelets.  Our technology has been validated by an independent test facility in the U.S., and we began the process leading to testing of human infusion in September 2002.  Currently the industry stores platelets at ambient temperature for a maximum of five days, an FDA-imposed limit due to historic bacterial infection of the platelets.   In July 2002, we entered into a development and supply contract with MMR Technologies of Mountain View, California, to build a computerized blood platelet cooling instrument.  In October 2002, we began preliminary tests of a prototype of this device, which is designed to cool the platelets prior to storage to help extend the shelf life of platelets for blood banks and hospitals.  The prototype unit was delivered to us in January 2003.  Preliminary tests were conducted, and required modifications to the systems have been noted.   We have subsequently determined that this unit may not be critical for platelet survival, and therefore have not conducted further testing or development.  We made the decision to use a standard cooling unit with customized fixtures that are appropriate for platelet bags.

Platelet Preservation - Sub-Zero Storage

This development is intended to result in longer storage times for platelets, combining the use of proprietary solutions, sub-zero temperatures and high pressure.  It is our goal to develop a storage method that will preserve the viability of platelets with little or no bacterial growth for a period greater than 13 days.  This will provide the medical community with a new and economical method for long-term platelet storage, thereby reducing the current loss of product.  The successful implementation of refrigerated platelets at nine days or beyond may eliminate the need for sub-zero stored platelets for most commercial blood banking applications.

Organ Preservation

This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs that have been preserved at various temperatures ranging from plus 4 degrees Centigrade to sub-zero temperatures. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times.  In addition, we plan to develop a process that will reduce the need for anti-rejection drugs after transplantation.  The development process will include the development of proprietary solutions, cooling methods and possibly the use of chambers to protect organs from freezing at sub-zero storage temperatures.

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

We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. In vitro-test results obtained in September 2005, as part of the human infusion studies, supported our earlier test results which we view as positive. The next step requires the infusion of platelets into human test subjects, which may require an FDA license in addition to internal approvals. We currently anticipate that these tests will be completed within calendar 2006. We are now formulating the procedure and weighing the options to obtain a license to conduct infusion studies on humans. We currently have completed the pre-human infusion tests at two independent laboratories with consistent and encouraging results. Although we believe that the human studies will be completed in 2006, it is dependant on the FDA to grant us the license to proceed.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees centigrade for three months in our patent-pending HBS sub-zero solution.  In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and we were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and accelerated the number of animal organ preservation experiments as compared to the prior schedule. We also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade. Recent survival studies on animals with kidneys stored in the HBS-AZ solution showed an 80% survival rate versus 10% for the HTK (European solution). Further recent studies using biochemical test markers have corroborated these studies.

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

Our Disposable Phemtest Test System

On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, one of our officers and directors, acquiring all patent rights owned by Mr. Okimoto to a disposable vaginal disease test device called Phemtest.  As consideration for the assignment of these patent rights, we paid $1,375 to a law firm as a patent maintenance fee to ensure that the patents would remain in force.  We also agreed to pay Mr. Okimoto royalties of 5% of gross sales of Phemtest for the next five years.  The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.  To date, no royalties have been earned or paid for Phemtest.  Our product development efforts remain focused on our platelet and organ preservation systems. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of March 31, 2006, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

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

LifeCell Corporation has developed technology for preserving a variety of cell types including platelets and red blood cells, and is attempting to obtain FDA approval for extending the storage time of blood platelets using cryo- preservatives.  Cerus Corporation has developed a viral inactivation product for platelets that is intended to eliminate or reduce viral testing requirements.  This product is now in clinical trials. These products if approved could have a material adverse impact on the market for extending platelet storage times using our technology.  We believe that most, if not all, of our competitors use toxic chemicals such as Dimethyl Sulfoxide (DMSO) to preserve platelets, and store organs and other biologic material.  It is our intent to achieve longer preservation of such material and provide higher quality material by using non-toxic solutions and by storing the biologic material at refrigerated temperatures for moderate storage times and below the freezing point of water, without destroying the cellular integrity of the material, for longer storage times.  We also believe that our approach will be inexpensive in comparison to alternative preservation methods because the toxic solutions used by our competition must be removed from the material before use in most cases.  The solution we use for platelet preservation is intended to be directly usable.

Solutions used for storing organs such as the HTK and UW have long been established in Europe and the U.S. Although we believe that our directly competitive solution, the HBS-AZ has shown better results using animals as test subjects, we cannot be assured of the same results in humans. However we have good initial success with our freezing technology, which has not been duplicated to our knowledge.

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

A patent covering the hardware design of the container, preservation methodologies and processes was filed by us on October 31, 1998 followed by a continuation-in-part (CIP), which was filed in February of 1999 covering our solutions and other preservation methodologies. In July 2002, we received our first patent on the technology and methodology for preserving blood platelets.  This patent, U.S. 6,413,713, B1, is titled "Method for Preserving Blood Platelets."  We expect that additional patents will follow for organ preservation and other biologic material as such systems are developed.

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

Although we believe that our methods for preserving platelets are patentable, there can be no assurance that we will be granted a patent beyond the one granted in July 2002. If additional patents are not granted, this could have a material adverse effect on our ability to compete with other companies that have much greater financial and technical resources than we currently possess.

We purchased the patents for a vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998.  The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990.  Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force.  We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years.  The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash.  To date, no royalties have been earned or paid for Phemtest.  Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.  As of March 31, 2006, we have not signed any agreement with any potential licensee, as our focus remains on our core business of preserving blood platelets and organs.

Government Regulation

The FDA and the European Union ("EU") have regulations governing the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

We believe that all of the products currently in development will require FDA approval prior to marketing.  Our initial products are at the prototype development stage and preclinical testing.  We intend to submit our initial Investigational New Drug Exemption ("IND") and Investigational Device Exemption ("IDE") as soon as sufficient preclinical data is obtained.  Both the IND and IDE must be filed with the FDA prior to conducting clinical trials on human subjects. The successful completion of clinical trials is the final step toward receiving FDA approval of our product for marketing.

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

As an approved medical device, our storage product must be manufactured according to Quality Systems Regulations ("QSR") and Good Manufacturing Practices ("GMP").  We intend to be in compliance with these regulations during product development.  It is our plan to manufacture devices through contract manufacturers experienced in the FDA regulations and familiar with QSR requirements and whose facilities are in compliance with QSR.   We intend to audit all contract manufacturers to help assure proper compliance. Components of our device are comprised of usual metals, plastics and electronic parts and should generate no unusual disposal streams.

Employees

As of December 31, 2005, we had an aggregate of ten employees and key consultants.  Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure.  Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future.  If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.  We may never achieve profitability.  Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2005 financial statements to include an uncertainty paragraph wherein they have expressed substantial doubt about our ability to continue as a going concern.

We are in the eighth year of research and development, with an accumulated loss during the development stage (through December 31, 2005) of $20,465,100.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar years 2006 and 2007 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months.  During the year ended December 31, 2005, we received an aggregate of $998,500 from the issuance of common stock, including $297,300 from our agreement with Dutchess, compared to $999,400 received in the year ended December 31, 2004 and $905,400 received in the year ended December 31, 2003.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  Although we have entered into certain agreements with Dutchess and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreement or the other agreements.

Obtaining capital will be challenging in a difficult environment, due to the slow recovery from the downturn in the United States economy and current world instability.  We currently have commitments for funding; however, there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all.  If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2006; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies once continued or that we can enter into a license agreement or agreements providing adequate financing for 2006 and beyond.

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock.

WE AND OUR CHIEF EXECUTIVE OFFICER ARE THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a September 1999 and February 2000 private placement.  The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer.  Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought securities fraud charges against us for the same transactions, and these charges are still pending.

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases.  We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The remainder of the rescinding holders was paid in full in cash prior to December 31, 2002. As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

ACTS OF TERRORISM, RESPONSES TO ACTS OF TERRORISM AND ACTS OF WAR MAY IMPACT OUR BUSINESS AND OUR ABILITY TO RAISE CAPITAL.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as Russia where we currently maintain a branch office.  In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict.  We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

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

RISK FACTORS RELATED TO OUR STOCK PRICE

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE; OUR COMMON STOCK IS PENNY STOCK.

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

Penny stocks can be very risky: penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ.  Prices often are not available.  Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock.  Thus an investor may lose his/her investment.  Our common stock is a "penny stock" and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market.  Consequently, the penny stock rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

SOME OF THE INFORMATION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words.  You should read statements that contain these words carefully because they:

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own no real property. Our principal address as reported herein is the residence of one of our employees.  We do not pay any rent for the use of our principal executive offices.  Although the real estate leasehold market in California is highly competitive, we believe that as we require facilities in California we will be able to find available facilities at a reasonable cost.

Our primary research and development effort, which has been conducted at our facility in Kransnoyark, Russia, has been transferred to the United States.  We currently continue to employ five people at that facility in Russia, including administration and support personnel.  We also have one employee and one consultant at our Michigan research facility, which we rent on a month-to-month basis for a monthly rent of $500, conducting organ preservation studies.

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

       On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a September 1999 and February 2000 private placement.  The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company.  The SEC also brought fraud charges against us for the same transactions, and these charges are still pending.  In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases. We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The remainder of the rescinding holders was paid in full in cash prior to December 31, 2002.  As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January, 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been traded on the OTCBB since May 18, 1999.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "HBSC.OB".   Since October 2001, our common stock has also been traded on the Frankfurt Stock Exchange under the symbol "HYT".  The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

Period

Low Bid        High Bid

-------

-------            --------

2005

Fourth Quarter

$ 0.33           $ 0.83

Third Quarter

$ 0.51           $ 1.03

Second Quarter                              $ 0.27           $ 0.59

First Quarter

$ 0.05           $ 0.28

2004

Fourth Quarter

$ 0.05

    $ 0.15

Third Quarter

$ 0.07

    $ 0.19

Second Quarter

$ 0.14

    $ 0.21

First Quarter

$ 0.11

    $ 0.25

On March 15, 2006, the high and low bid prices of our common stock on the OTCBB were $0.27 and $0.25 per share, respectively, and there were approximately 242 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2005 regarding equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	1,324,000	$0.36	5,061,474
Equity compensation plans not approved by security holders: (2)	810,000	$1.34	-0-

Total	2,134,000	$0.73	5,061,474

(1)	Represents options granted pursuant to the Company’s 1998 Statutory Incentive Stock Option Plan, Non-Statutory Incentive Stock Option Plan, and 2001 Stock Option Plan.

(2)	Represents warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2005, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2005.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the fourth quarter of 2005, we issued an aggregate of 27,708 shares of common stock to two consultants in consideration of services rendered to us.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

         In the fourth quarter of 2005, we issued an aggregate of 285,915 shares of common stock to two investment funds pursuant to the exercise of warrants.  The issuances were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The recipients were entities comprised of sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

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

In 2003, we experienced increased difficulty in raising outside capital.  This difficulty continued through the third quarter of 2004.  Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock.  In March 2005, we made the decision to pay all of these accrued salaries in cash rather than stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

During the year ended December 31, 2004, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess, Langley and Ben David.  In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions).  We also raised funds through the sales of our capital stock through Regulation S under the Securities Act.  To date, we continue to seek alternative sources for capital.

We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and tissue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  Additional approvals to commence human in-vivo studies will be required from the internal review board and possibly from the FDA.  We currently anticipate that these tests will be completed within the next four to six months.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities.  In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees Centigrade for three months in our patent-pending HBS sub-zero solution. In October 2005, we successfully completed the initial phase of our survival studies of animals with transplanted kidneys preserved using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution showed an 80% survival rate versus 10% for the HTK (European solution). Further recent studies using biochemical test markers have corroborated these studies.  In 2006, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.   We did not generate any revenue in the years ended December 31, 2005 and 2004, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the sixth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the year ended December 31, 2005 were $5,693,300, an increase from $1,108,400 for the year ended December 31, 2004.  This increase was primarily due to a significant increase in public relations expenses, which equaled $4,080,200 for the year ended December 31, 2005.  We did not incur public relations expenses for the year ended December 31, 2004.  These expenses stem from a public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provide shares of common stock as payment for advertising and promotional services.  Our original agreement with Abernathy, entered into in March 2005 and subsequently amended in April 2005, provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  The term of the Abernathy agreement was six months, subject to prior termination.  In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that is directly attributable to Abernathy.  In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTCBB equaled or exceeded $0.25 per share.  We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading common stock for these services, valued at $247,500.

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the OTCBB) after the initial five days of the agreement.

Through December 31, 2005, we issued an aggregate of 4,963,600 shares of common stock to Abernathy, with an aggregate value of $3,125,200, pursuant to these agreements.  We also have an obligation to issue approximately 420,500 additional shares to Abernathy as compensation and bonus shares, with an approximate value of $332,100.

The increase in general and administrative expenses was also due to an increase in other general and administrative expenses, from $760,900 for the year ended December 31, 2004 to $1,066,700 for the year ended December 31, 2005.  This increase stemmed from additional legal and professional fees and other expenses due to the obligations of being a public company.

Also contributing to this increase was greater stock-based compensation in the year ended December 31, 2005, equal to $546,400, from $347,500 for the year ended December 31, 2004.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

Research and Development.  Our research and development expenses were $182,900 for the year ended December 31, 2005, a decrease from $218,500 for the year ended December 31, 2004.   This decrease was primarily due to a slowdown in research and development activity beginning in the fourth quarter of 2003 and continuing into 2004, reflecting our funding shortfall.  In 2003, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of 2005.  In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.  We believe that recent reduced payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses.  Our sales and marketing expenses for the year ended December 31, 2005 equaled $25,400, a decrease from $146,400 for the year ended December 31, 2004.  We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives - to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Forgiveness of Debt.  In the year ended December 31, 2005, we recorded forgiveness of debt from a vendor in the amount of $97,500, based upon the vendor’s realization of additional funds from the sale of common stock issued in satisfaction of that debt.  No such forgiveness was recorded in 2004.

Interest Income and Expense.  We incurred interest expense of $800 during the year ended December 31, 2005, compared to interest expense of $366,400 incurred during the year ended December 31, 2004.  The 2004 expense was due primarily to interest on certain accrued wages, vacation and accounts payable converted to common stock during the first quarter of 2004.  We did not receive interest income in either of the years ended December 31, 2005 or 2004.  We recognized a $762,600 loss on investment in market securities in the year ended December 31, 2004, reflecting a decline in the market value of the Langley ordinary shares held by us.  We also recorded an unrealized loss of $20,600 in the year ended December 31, 2005, as compared to an unrealized loss of $9,800 in the year ended December 31, 2004, in each case to reflect the Langley ordinary shares at fair value as of that respective date.

Net Loss.  As a result of the foregoing factors, our net loss increased to $5,806,500 for the year ended December 31, 2005, from a net loss of $2,603,100 for the year ended December 31, 2004.  Our net loss per share also increased to $0.10 for the year ended December 31, 2005, from $0.07 for the year ended December 31, 2004.

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

General and Administrative Expenses.   General and administrative expenses in the year ended December 31, 2004 were $1,108,400, a decrease from $1,544,000 for the year ended December 31, 2003.  The decrease was due primarily to reductions in salaries, marketing expenses and fees for professional services due to our shortfall in capital, offset by an increase in stock-based compensation.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options compensation.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock.  As a result of these factors, stock-based compensation increased to $347,500 in the year ended December 31, 2004, from $251,800 for the year ended December 31, 2003.  Based on our ongoing cash shortage, we anticipate that stock-based compensation will continue to increase in 2005.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.

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

Liquidity and Capital Resources

Our operating plan for calendar years 2006 and 2007 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months.  During the year ended December 31, 2005, we received an aggregate of $998,500 from the issuance of common stock, including $297,507 from our agreement with Dutchess, compared to $999,400 received in the year ended December 31, 2004 and $905,400 received in the year ended December 31, 2003.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant and La Jolla Cove (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

In 2003, we experienced increased difficulty in raising outside capital.  This difficulty continued through the third quarter of 2004.  Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

We are in the eighth year of research and development, with an accumulated loss during the development stage of $20,465,100.  As of December 31, 2005, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the year ended December 31, 2005, we continued to spend cash to fund our operations.  Cash used by operating activities for the year ended December 31, 2005 equaled $1,003,000, and consisted principally of our net loss of $5,806,500, an increase in accounts payable of $129,500 and an increase in prepaid expenses of $22,700, offset by $3,748,100 in public relations expenses paid or to be paid in common stock, $546,400 provided by stock-based compensation, a change in bonus shares payable of $332,100, a decrease in other liabilities of $226,100, $97,500 in forgiveness of debt, a decrease in accrued liabilities of $3,500 and $2,000 in depreciation.  For 2004, cash used by operating activities equaled $1,133,800, and consisted of our net loss of $2,003,100 and an increase in accrued liabilities of $45,400, offset by $365,300 provided by interest expense paid in shares of our common stock, $347,500 provided by stock-based compensation, an increase in accounts payable of $19,500, a decrease of $18,400 in prepaid expenses and other assets, and $1,400 in depreciation.

We used $11,000 in investing activities for the year ended December 31, 2005.  The increase was used to the purchase of a special freezer for conducting our organ preservation experiments.  We did not utilize or receive cash from investment activities during 2004.

Cash flow from financing activities for the year ended December 31, 2005 produced a net increase in cash of $776,900, consisting principally of $998,500 from the issuance of common stock, offset by a decrease of $208,900 in stockholder payables.  Cash flow from financing activities for the year ended December 31, 2004 produced a net increase in cash of $1,045,100, which resulted from $999,400 in proceeds from the issuance of common stock and a $405,700 increase in stockholder payables.

As of December 31, 2005, we had cash and cash equivalents amounting to $41,600, a decrease from the balance of $278,700 at December 31, 2004.  Our working capital deficit increased to $844,300 at December 31, 2005, from $313,800 at December 31, 2004.  There were no material commitments for capital expenditures at December 31, 2005.

During 2004 and 2005, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.  Through March 30, 2006, we have issued an aggregate of 1,179,591 shares of common stock to Dutchess, for aggregate net proceeds of $518,744.  We intend to exercise additional puts under the Investment Agreement in 2006 to provide funding for our operations.

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

On March 24, 2006, Langley had a net asset value for its underlying portfolio of U.K. $0.44 per ordinary share, or an aggregate net asset value of U.K. $32,813,803 (U.S. $56,997,576 based on U.K. $1.00 = U.S. $1.737 on March 24, 2006).  Assuming that the downside protection (or "claw-back rights") hadbeen exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.28, or an aggregate net asset value of U.K. $20,881,511 (U.S. $36,271,185).  We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected.  To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.127 per ordinary share on March 31, 2006), we have not sold any of our Langley ordinary shares.

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

Effective October 28, 2004, we entered into the Loan Agreement with Ben David.  Ben David is not, and has not been during the past two years, an affiliate of us or any of our current or former affiliates.  The Loan Agreement called for Ben David to loan us an aggregate of 2,300,000 euros (the "Loan").  The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007.  Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act.  Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, a certificate representing the Shares (the "Certificates"), containing a legend restricting transfer, was w delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent.  We believe that the parties intended that when the loan funds were delivered by Ben David to the escrow agent, Ben David would also deliver the stock certificate to the escrow agent, who would disburse the funds and certificates to the appropriate parities.  The Loan Agreement provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004 and exchanged the certificate for three certificates (one to Ben David and one to each of two affiliates); however, no Loan funds were received by that date.  On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect.  We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

In the second quarter of 2005, it came to our attention that shares of our common stock (the “Reg S Stock”) may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates.  In order to halt these unauthorized issuances, we commenced an exchange offer (the “Offer”) in July 2005 to exchange one share of our common stock (the “New Stock”) for each share of Reg S Stock outstanding before or upon the delisting date (the “Record Date”) when the Reg S Stock is no longer tradable.  The offer covers 10,000,000 shares of our common stock, and is intended to reduce potential liability for the unauthorized issuances. The Offer was scheduled to expire on December 29, 2005.  However, on January 11, 2006, we extended the Offer deadline to January 31, 2006, due to delays encountered in the early confusion regarding procedures and subsequent changes to those procedures. Any shares of Reg S Stock not tendered for exchange by January 31, 2006, will no longer be exchangeable for New Stock and will no longer be tradable on any German stock exchange.  To date, holders of an aggregate of 9,591,592 shares of the Reg S Stock have forwarded certificates and required documents, leaving an aggregate of 408,408 shares outstanding.  Each share of New Stock was to be registered no later than six months from the initial date of the Offer for trading on the OTCBB; however, due to the extension of the Exchange Offer such registration is still in process.

In March 2005, we entered into an agreement with Abernathy (which was subsequently amended in April 2005).  The Abernathy agreement provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  The term of the Abernathy agreement was six months, subject to prior termination.  In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that was directly attributable to Abernathy. In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the OTC Bulletin Board equaled or exceeded $0.25 per share.  We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. As of December 31, 2005, we had issued all of these shares of common stock to Abernathy.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services. We also became obligated to issue an additional 899,500 shares to Abernathy as a bonus under this second agreement.  These shares will be issued at a future date.

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the OTCBB) after the initial five days of the agreement.

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

In March 2006, we entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove.  Pursuant to the Agreement, La Jolla Cove agreed to purchase from the Company a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  The number of shares of common stock into which the Debenture is convertible is equal to the dollar amount of the Debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the Debenture being converted, divided by the conversion price.  If the Volume Weighted Average Price of our common stock is below $0.50 per share on the date that La Jolla Cove elects to convert a portion of the Debenture, we may prepay such portion of the Debenture (plus any accrued but unpaid interest) and the prepaid Warrant exercise price associated with such portion of the Debenture, at 110% of such amounts.

In connection with the Debenture, we issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of our common stock.  The Warrant has an exercise price of $1.09 per share, and expires in March 2009.   The Warrant is to be exercised in an amount equal to 100 times the amount of the Debenture that is being converted.  La Jolla Cove has advanced the sum of $95,000 to us as a prepayment for the exercise of a portion of the Warrant.    In connection with the sale of the Debenture, we also entered into a Registration Rights Agreement, dated March 7, 2006, with La Jolla Cove for the registration of the shares of common stock to be issued upon conversion of the Debenture and exercise of the Warrant.  La Jolla Cove will advance us up to $50,000 for the payment of legal and accounting fees in connection with this registration.  This advance will represent a prepayment for the exercise of a portion of the Warrant.

We have also registered 20,000,000 shares of our common stock for use in raising capital, but to date have not entered into any arrangement for the sale of all or a portion of these shares.

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

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

  Report of Independent Registered Public Accounting Firm..........F-1

  Financial Statements

  Balance Sheet.........................................................................................F-2

  Statements of Operations.....................................................................F-3

  Statement of Stockholders' Deficit......................................................F-4-7

  Statements of Cash Flows....................................................................F-8-9

  Notes to Financial Statements.............................................................F-10

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Human BioSystems

(A Development Stage Company)

Palo Alto, California

We have audited the accompanying balance sheet of Human BioSystems (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 26, 1998 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from February 26, 1998 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC

March 16, 2006

Las Vegas, Nevada

(See accompanying notes to the financial statements.)

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2005	Year ended December 31, 2004	February 26, 1998 (Inception) Through December 31, 2005
Revenue	$ -	$ -	$ -
Operating expenses			
General and administrative			
Stock based compensation	546,400	347,500	4,220,200
Public relations	4,080,200	-	4,080,200
Other general and administrative expenses	1,066,700	760,900	6,636,300
Total general and administrative	5,693,300	1,108,400	14,936,700
Research and development	182,900	218,500	2,111,700
Sales and marketing	25,400	146,400	820,800
Total operating expenses	5,901,600	1,473,300	17,869,200
Loss from operations	(5,901,600)	(1,473,300)	(17,869,200)
Other income (expense)			
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	-	(762,600)	(762,600)
Forgiveness of debt	97,500	-	97,500
Interest income	-	-	2,700
Interest expense	(800)	(366,400)	(674,000)
Loss before provision for income taxes	(5,804,900)	(2,602,300)	(20,457,900)
Provision for income taxes	1,600	800	7,200
Net loss	(5,806,500)	(2,603,100)	(20,465,100)
Other comprehensive loss, net of tax			
Unrealized loss on investment in marketable securities	(20,600)	(9,800)	(30,400)
Total comprehensive loss	$ (5,827,100)	$ (2,612,900)	$ (20,495,500)
Basic and diluted loss per common share	$ (0.10)	$ (0.07)	$ (1.02)
Basic and diluted weighted average common shares outstanding	58,556,198	39,795,100	20,031,400

(See accompanying notes to the financial statements.)

(See accompanying notes to the financial statements.)

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004	February 26, 1998 (Inception) Through December 31, 2005
Cash flows from operating activities:			
Net loss	$ (5,806,500)	$ (2,603,100)	(20,465,100)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	546,400	347,500	4,220,200
Public relations - paid or to be paid in common stock	4,080,200	--	4,080,200
Depreciation	2,000	1,400	11,600
Forgiveness of debt	97,500	--	97,500
Deemed interest expense	--	--	92,800
Interest expense paid in common stock	--	365,300	487,800
Amortization of discount and loan fees on notes payable	--	--	774,800
Loss on investment in marketable securities	--	762,600	762,600
Bad debt related to other receivables	--	--	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	(22,700)	18,400	(22,700)
Change in accounts payable	(129,500)	19,500	179,500
Change in accrued liabilities	3,500	(45,400)	174,600
Change in other liabilities	226,100	--	226,100
Net cash used by operating activities	(1,003,000)	(1,133,800)	(8,877,800)
Cash flows from investing activities:			
Purchase of fixed assets	(11,000)	--	(20,800)
Net cash used by investing activities	(11,000)	--	(20,800)
Cash flows from financing activities:			
Change in due to stockholders	(208,900)	405,700	1,028,000
Proceeds from issuance of common stock	998,500	999,400	7,790,700
Proceeds from borrowing on notes payable	-	--	323,100
Principal payments on notes payable	-	--	(97,400)
Principal payments on note payable for D&O	(12,700)	--	(12,700)
Principal payments on stock subject to rescission	-	--	(41,500)
Change in other receivables	-	--	(50,000)
Net cash provided by financing activities	776,900	1,405,100	8,940,200
Net increase (decrease) in cash	(237,100)	271,300	41,600
Cash, beginning of period	278,700	7,400	--
Cash, end of period	$ 41,600	$ 278,700	$ 41,600
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ 1,600	$ --	$ 6,400
Cash paid for interest	$ --	$ --	$ 12,900
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable (excluding interest of $26,600)	$ 2,300	$ 59,700	$ 62,000
Issuance of common stock in satisfaction of accrued liabilities (excluding interest of $20,000)	$ --	$ 36,700	$ 36,700
Issuance of common stock to employees of Russian Branch for accrued liabilities (excluding services of $28,500)	$ --	$ 30,400	$ 30,400
Issuance of common stock in satisfaction of due to stockholders (excluding interest of $318,700)	$ --	$ 594,400	$ 594,400
Assumption of note payable for D&O insurance	$ 65,400	$ --	$ 65,400

(See accompanying notes to the financial statements.)

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Human BioSystems  (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the State of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the eighth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible. The Company's research facility is located in Krasnoyarsk, Russia.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $5,806,500 for the year ended December 31, 2005. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of approximately $20,465,100. As of December 31, 2005, management is uncertain as to the completion date or if the product will be completed at all.

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

Management's plan, in this regard, is to raise financing of approximately $2,500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing research for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.  In 2005, in furtherance of its capital raising goals, the Company entered into an agreement with a financial advisor and placement agent for assistance with structuring, issuance and sale of the Company’s securities.  See Note 5.

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

Cash - The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2005, the Company's uninsured cash balance totaled $0.00.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $18,100 and $1,500 were incurred for the years ended December 31, 2005 and 2004, respectively.

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

As of December 31, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

Stock-based compensation (continued) - The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                             2005          2004

                                         ---------------------------

Net loss, as reported                    $(5,806,500)   $(2,603,100)

Add: Stock-based employee compensation

  expense included in reported loss,

  net of related tax effects                    0.00         20,000

Deduct: Total stock-based employee

  compensation expense determined under

  fair value based methods for all awards,

  net of related tax effects                 (36,600)      (102,100)

                                         -------------   ------------

Pro forma net loss                       $(5,843,100)   $(2,685,200)

                                         =============   ============

Net loss per common share

 Basic and diluted loss, as reported     $     (0.10)  $      (0.07)

                                         =============   ============

 Basic and diluted loss, pro forma       $     (0.10)  $      (0.07)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2005 and 2004, options and warrants to purchase 2,134,000 and 3,277,400 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

2. FIXED ASSETS

A summary of fixed assets as of December 31, 2005 is as follows:

Equipment $20,800 Less: accumulated depreciation 11,600 --------- $ 9,200 =========

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

The Company recorded a loss on investment in marketable securities totaling $762,700 due to a permanent decline based on the market value of the Langley shares. Additionally, the Company recorded  unrealized losses of $20,600 and  $9,800 for the years ended December 31, 2005 and 2004 to reflect the securities at fair value as of December 31, 2005, which has been reported as other comprehensive income.

Cost and fair value of marketable securities as of December 31, 2005 are as follows:

                                          Permanent                 Fair Value at

                                          Decline in   Unrealized   December 31,

                                 Cost     Fair Value      Loss          2005

                               ---------------------------------------------------

Securities available for sale:

  Langley Park Investments PLC  $ 455,000 $ (381,300)   $(15,200)     $  58,500

Securities held in escrow:

  Langley Park Investments PLC    455,000   (381,400)    (15,200)        58,400

                                 --------- ----------  -----------   -----------

                               $  910,000 $ (762,700)   $(30,400)     $ 116,900

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

On February 26, 1998, the Company issued 60,000 shares of common stock valued at $0.0025 per share to a director of the Company for services rendered in organizing meetings with potential business partners and providing general business consultation services. On April 6, 1998, this director purchased 60,000 additional shares of common stock for $0.25 per share and was issued a warrant to purchase 50,000 shares of restricted common stock at $0.375 through March 24, 2000. In July 1998, this director purchased 73,600 additional shares of common stock for $0.25 per share and was issued an option to purchase 20,000 shares of common stock at $0.025 per share pursuant to the Company's Non- Statutory Incentive Stock Option Plan. In May 1999, this director purchased 3,000 additional shares of common stock for $1.50 per share. In August 1999, this director exercised the vested portion of this stock option and purchased 6,000 shares of common stock.

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

Due to stockholders consist of the following as of December 31, 2005:

Wages payable to stockholder employees $ 147,000 Accrued vacation payable to stockholder employees 19,100 ----------- $ 166,100 ===========

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

During March 2005, the Company granted options to purchase 150,000 shares of common stock at $0.11 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under APB No. 25.  The Company also granted options to purchase 50,000 shares of common stock at $0.23 per share to a former director. The options vest 30% after one year, 30% after two years, and 40% after three years and were valued at $0.00 under APB No. 25.

During August 2005, the Company granted options to purchase 50,000 shares of common stock at $0.73 per share to an officer and a director. The options vest 30% upon grant, 30% after one year, and 40% after two years or monthly over one year and were valued at $36,400 per FAS 123. For the year ended December 31, 2005, the company expensed approximately $6,300 related to the vested portion of the options.

During August 2005, the Company granted options to purchase 96,000 shares of common stock at $0.73 per share to an officer and a director. The options vest 8,000 per month over 12 months and were valued at $63,200 per FAS 123. For the year ended December 31, 2005, the company expensed approximately $18,600 related to the vested portion of the options.

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

The Company issued 150,000 shares of common stock in September 2001 in exchange for a termination of a consulting agreement, as discussed in Note 8.

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

During the fourth quarter 2004, the Company issued 12,900 shares of common stock for services totaling $1,200.

During the fourth quarter 2004, the Company issued 150,000 shares of common stock in satisfaction of accounts payable totaling $11,000.

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

During the second quarter 2005, the Company issued 3,951,000 shares of common stock for cash totaling $178,700 (including offering costs of $975,400).

During the second quarter 2005, the Company issued 300,000 shares of common stock pursuant to a termination agreement with a consultant totaling $249,000.

During the second quarter 2005, the Company issued 487,200 shares of common stock in relation to the exercise of options and warrants for cash totaling $42,800.

During the second quarter 2005, the Company received $226,100 in cash for 500,000 shares of free trading common stock. These shares have not been delivered. The $226,100 is classified as other liabilities as of December 31, 2005.

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

During the fourth quarter 2005, the Company issued 316,000 shares of common stock for services totaling $56,700.

During the fourth quarter 2005, the Company issued 1,000 shares of common stock in satisfaction of accounts payable totaling $600.

During the fourth quarter 2005, the Company issued 501,000 shares of common stock for cash totaling $182,700 (including offering costs of $136,700).

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

Public Relations Agreement - During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is 6 months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue 7.0 million shares of common stock to be held by an escrow agent.

During June 2005, the Company entered into a second agreement with the public relations and promotions services company for additional consulting services in exchange for 750,000 shares of the Company's common stock valued at $247,500. The Company issued the shares in June 2005.

During November 2005, the Company entered into a third agreement with the public relations and promotions services company for additional consulting services in exchange for 500,000 shares of the Company's common stock valued at $345,000. The Company issued the shares in November 2005.

Through December 31, 2005 the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 420,500 additional compensation and bonus shares to be released at a future date valued at $332,100.

In October 2005, the Company entered into an agreement with Ascendiant Securities, LLC ("Ascendiant") providing that Ascendiant would act on a best-efforts basis as the Company’s financial advisor and non-exclusive placement agent in connection with the structuring, issuance and sale of the Company’s debt and equity securities for financing purposes.  The agreement, which has a term of six months, requires the Company to pay Ascendiant a cash success fee and warrants for completed transactions that The Company approves.  The  success fee is equal to ten percent of the gross proceeds from the sale of the Company’s securities; in addition, for transactions generating gross proceeds of $2,000,000 or more, the Company must issue Ascendiant 175,000 shares of the Company’s restricted common stock.  To date, no transactions have been presented to the Company by Ascendiant.

6. STOCK OPTION PLANS AND WARRANTS

The Company adopted the following plans during 1998:

Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2005, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2005, and changes during the period from February 26, 1998 (date of inception) to December 31, 2005 is presented in the following table:

                                           Shares                           Weighted

                                       Available for          Options       Average

                                           Grant             Outstanding     Price

                                      -------------         -----------   --------

Authorized, February 26, 1998

  (date of inception)                      600,000                  --    $    --

Granted                                   (250,000)            250,000       0.07

                                         ---------            --------     ------

Balance, December 31, 1998                 350,000             250,000       0.07

Granted                                   (325,000)            325,000       0.58

Forfeited                                   75,000             (75,000)      0.50

                                         ---------            --------     ------

Balance, December 31, 1999                 100,000             500,000       0.34

Granted                                    (75,000)             75,000       1.50

Exercised                                       --            (152,000)      0.03

Forfeited                                       --                  --         --

                                         ---------            --------     ------

Balance, December 31, 2000                  25,000             423,000       0.67

Granted                                   (150,000)            150,000       0.23

Forfeited                                  150,000            (150,000)      0.72

                                         ---------            --------     ------

Balance, December 31, 2001                  25,000             423,000       0.53

Granted                                         --                  --         --

Forfeited                                       --                  --         --

                                         ---------            --------     ------

Balance, December 31, 2002                  25,000             423,000       0.53

Granted                                         --                  --         --

Forfeited                                  150,000            (150,000)      0.50

Expired                                     48,000             (48,000)      0.03

                                         -----------          ---------   --------

Balance, December 31, 2003                 223,000             225,000       0.65

Granted                                         --                  --         --

Forfeited                                       --                  --         --

Expired                                         --                  --         --

                                         -----------          ---------   ---------

Balance, December 31, 2004                 223,000             225,000       0.65

Granted                                         --                  --         --

Forfeited                                  150,000            (150,000)      0.23

Expired                                     75,000             (75,000)      1.50

                                         -----------          ---------   ---------

Balance, December 31, 2005                 448,000                  --    $    --

                                          =========         ==========      ======

The weighted-average fair value of statutory stock options granted during 2005 and 2004 was $0.00 and $0.00, respectively.

Compensation expense under APB No. 25 relating to statutory options that became exercisable in 2005 and 2004 was $0.00 and $0.00, respectively.

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

A summary of the status of this plan as of December 31, 2005 and changes during the period from February 26, 1998 (date of inception) to December 31, 2005 is presented in the following table:

                                                                       Weighted

                                      Shares                            Average

                                     Available         Options         Exercise

                                     For Grant       Outstanding         Price

                                   -----------      ------------      ---------

Authorized, February 26, 1998,

   (date of inception)               2,000,000               --      $      --

Granted                               (800,000)         800,000           0.24

                                    ----------         --------          -----

Balance, December 31, 1998           1,200,000          800,000           0.24

Granted                               (142,500)         142,500           0.32

Exercised                                   --          (31,000)          0.01

Forfeited                              350,000         (350,000)          0.50

                                    ----------         --------          -----

Balance, December 31, 1999           1,407,500          561,500           0.12

Granted                               (382,500)         382,500           0.84

Exercised                                   --         (197,000)          0.06

Forfeited                                   --               --             --

                                    ----------         --------          -----

Balance, December 31, 2000           1,025,000          747,000           0.40

Granted                               (300,000)         300,000           0.29

Exercised                                   --         (249,000)          0.05

Forfeited                                   --              --              --

                                    ----------         --------          -----

Balance, December 31, 2001             725,000          798,000           0.56

Granted                                     --               --             --

Exercised                                   --          (20,000)          0.07

Forfeited                                   --               --           0.03

                                    ----------         --------          -----

Balance, December 31, 2002             725,000          778,000           0.58

Granted                                     --               --             --

Forfeited                               75,000          (75,000)          0.32

Expired                                 73,000          (73,000)          0.03

                                   ------------        ---------         ------

Balance, December 31, 2003             873,000          630,000           0.67

Granted                                     --               --             --

Forfeited                                   --               --             --

Expired                                132,500         (132,500)          0.33

                                   ------------       ----------        -------

Balance, December 31, 2004           1,005,500          497,500           0.76

Granted                                     --               --             --

Exercised                                   --          (70,526)          0.28

Forfeited                               69,474          (69,474)          0.15

Expired                                232,500         (232,500)          1.35

                                   ------------       ----------        -------

Balance, December 31, 2005           1,307,474          125,000      $    0.28

                                   ===========        ==========        ======

The weighted-average fair value of non-statutory stock options granted during 2005 and 2004 was $0.00 and $0.00, respectively.

F-18

The following table summarizes information about the non-statutory stock options outstanding as of December 31, 2005:

  Options Outstanding                        Options Exercisable

-----------------------------------------    -----------------------------------

                                Weighted

                 Number          Average       Weighted      Number     Weighted

Range of      Outstanding       Remaining      Average     Exercisable  Average

Exercise         as of         Contractual    Exercise        as of     Exercise

Prices         12/31/05           Life          Price       12/31/05      Price

--------      -----------      -----------    ---------    ----------   --------

$ 0.28            125,000         0.4 years    $   0.28      125,000  $    0.28

                ----------                     ---------    --------     -------

                  125,000                      $   0.28      125,000  $    0.28

                ==========                     =========    ========     =======

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2005 and 2004 was $0.00 and $0.00, respectively.

The Company adopted the following plan during 2001:

Stock Options Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2005, 5,000,000 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2005 and 2004, the Company granted 150,000 and 1,000,000 statutory options, respectively, and 346,000, and 0.00 non-statutory options, respectively. As of December 31, 2005, outstanding statutory and non- statutory options total 598,000 and 511,000, respectively.

A summary of the status of this plan as of December 31, 2005 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2005 is presented in the following table:

                                                                       Weighted

                                      Shares                            Average

                                     Available         Options         Exercise

                                     For Grant       Outstanding         Price

                                   -----------      ------------      ---------

Authorized, August 4, 2001,

(date of inception)                  1,585,500               --      $      --

Granted                               (225,000)         225,000           0.35

Forfeited                                   --               --             --

                                     ---------          -------          -----

Balance, December 31, 2001           1,360,500          225,000           0.35

Granted                               (569,000)         569,000           0.41

Forfeited                               75,000          (75,000)          0.85

                                     ---------          -------          -----

Balance, December 31, 2002             866,500          719,000           0.41

Granted                               (305,000)         305,000           0.15

Forfeited                               75,000          (75,000)          0.54

Expired                                150,000         (150,000)          0.13

Authorization of additional shares   3,414,500               --             --

                                     ---------         ---------        -------

Balance, December 31, 2003           4,201,000          799,000           0.41

Granted                             (1,000,000)       1,000,000           0.11

Forfeited                                   --               --             --

Expired                                     --               --             --

                                     ---------         ---------        -------

Balance, December 31, 2004           3,201,000        1,799,000           0.21

Granted                               (496,000)         496,000           0.48

Exercised                                   --         (495,000)          0.11

Forfeited                              601,000         (601,000)          0.20

Expired                                     --               --             --

                                     ---------         ---------        -------

Balance, December 31, 2005           3,306,000        1,199,000         $ 0.37

                                     =========        ==========        ======

The weighted-average fair value of non-statutory stock options granted during 2005 and 2004 was $0.48 and $0.00, respectively. The weighted-average fair value of statutory stock options granted during 2005 and 2004 was $0.10 and $0.02, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2005:

           Options Outstanding                               Options Exercisable

------------------------------------------------------    -------------------------

                                  Weighted

                   Number          Average       Weighted      Number     Weighted

Range of        Outstanding       Remaining      Average     Exercisable  Average

Exercise           as of         Contractual    Exercise        as of     Exercise

Prices           12/31/05           Life          Price       12/31/05     Price

--------        -----------      -----------    ---------    ----------   --------

$ 0.10 - 0.23      535,000       3.4 years      $ 0.13        160,000    $  0.13

  0.34 - 0.54      368,000       1.3 years        0.46        368,000       0.46

  0.68 - 0.73      296,000       4.7 years        0.70        100,000       0.71

                 ---------       ---------       ------       -------     -------

                 1,199,000                      $ 0.37        981,600    $  0.41

                 =========                       ======       =======     =======

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2005 and 2004; no dividend yield; expected volatility of 191% and 0, risk free interest rates of 3.9% and 0, expected lives of 1.7 and 0 years for all plan options.

Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2005 and 2004 was $44,500 and $10,100, respectively. Compensation expense under APB No. 25 relating to these stock options that became exercisable in 2005 and 2004 was $0 and $20,000, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2005:

                                                                  Weighted

                                                                  Average

                                      Warrants                    Exercise

                                    Outstanding                   Price

                                  -------------                ------------

Balance, February 26, 1998

   (date if inception)                      -                  $       -

Granted                               100,000                       0.38

                                   ----------                     ------

Balance, December 31, 1998            100,000                       0.38

Granted                               942,800                       1.62

                                   ----------                     ------

Balance, December 31, 1999          1,042,800                       1.50

Granted                             1,398,600                       1.20

Exercised                             (41,600)                      0.34

Expired                              (900,000)                      1.38

Forfeited                             (75,800)                      2.50

                                   ----------                     ------

Balance, December 31, 2000          1,424,000                       2.36

Granted                               995,500                       0.25

Exercised                            (595,600)                      0.24

Expired                               (20,000)                      1.50

Forfeited                             (35,600)                      2.50

                                   ----------                     ------

Balance, December 31, 2001          1,768,300                       0.99

Granted                                80,000                       0.72

Exercised                            (260,000)                      0.01

Expired                              (200,000)                      2.42

Forfeited                                  --                         --

                                   ----------                     ------

Balance, December 31, 2002          1,388,300                       0.95

Granted                               580,000                       0.17

Expired                              (165,000)                      0.87

                                   -----------                    ------

Balance, December 31, 2003          1,803,300                       0.71

Granted                                60,000                       0.16

Expired                              (290,000)                      0.42

                                   -----------                    ------

Balance, December 31, 2004          1,573,300                       0.74

Granted                                30,000                       0.73

Exercised                            (413,300)                      0.07

Expired                              (380,000)                      0.17

                                   -----------                    ------

Balance, December 31, 2005            810,000                  $    1.34

                                   ===========                    ======

The weighted average fair value of warrants granted during 2005 and 2004 was $0.47 and $0.16, respectively.

The following table summarizes information about warrants outstanding at December 31, 2005:

                                Weighted

                 Number          Average        Number

Range of      Outstanding       Remaining     Exercisable

Exercise         as of         Contractual       as of

Prices         12/31/05           Life         12/31/05

--------      -----------      -----------   ----------

$ 0.17 - 0.73   110,000         1.5 years      110,000

  1.50          700,000         4.0 years      710,000

              -----------                    ----------

                810,000                        810,000

              ===========                    ==========

The following table summarizes information about warrants granted during the year ended December 31, 2005:

                 Exercise price

                 Equals,

                 Exceeds or is

Number of        Less Than

Warrants         Mkt. Price of      Weighted-       Range of     Weighted-

Granted          Stock on           Average        Exercise    Average Fair

During 2005      Grant Date       Exercise Price     Prices        Value

-----------   --------------     --------------   ----------   -----------

       --          Equals         $    --         $      --      $     --

   30,000         Exceeds             0.73             0.73          0.47

       --         Less Than            --                --            --

----------        ---------          ------      -----------    -----------

   30,000                         $   0.73                       $   0.47

==========                          ========                    ===========

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2005 and 2004; no dividend yield; expected volatility of 179% and 263%; risk free interest rates of  3.9% and 2.5%; and expected lives of 1.0 and 2.0 years. Compensation expense relating to warrants granted for services in 2005 and 2004 was $14,000 and $9,600.

7. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired 30,000 shares of the Company's common stock in exchange for approximately $16,800 during April 2005, 229,600 shares for approximately $158,900 during August 2005, 56,000 shares for approximately $49,900 during September 2005, 108,600 shares for $65,000 during October 2005, and 10,400 shares for approximately $6,700 during November 2005.

8. OTHER RECEIVABLES, NET

F-20

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

9. NOTE PAYABLE

In November 2005, the Company entered into a finance agreement for payment of its D&O insurance. The agreement calls for monthly payments of approximately $6,800 per month through August 2006. The balance payable as of December 31, 2005 was $52,700. Prepaid expenses as of December 31, 2005 includes $69,100 pertaining to the D&O insurance.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

In January 2006, the Company entered into an addendum to a consulting agreement with a consultant for the sale of common stock in Europe pursuant to a trustee arrangement.  The Company agreed to pay the consultant a commission equal to three percent of the proceeds from the sale of such shares.

On January 26, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 33-128991), registering an aggregate of 20,000,000 shares of the Company’s common stock for sale to the public.  The Company intends to use the stock for raising capital, but to date has not entered into any arrangements for any such financing.

In February 2006, the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 100,000 free trading shares and 200,000 restricted shares of common stock.

In March 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove Investors, Inc., a California corporation (“La Jolla Cove”).  Pursuant to the Agreement, La Jolla Cove agreed to purchase from the Company a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  The number of shares of common stock into which the Debenture is convertible is equal to the dollar amount of the Debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the Debenture being converted, divided by the conversion price.  If the Volume Weighted Average Price of the Company’s common stock is below $0.50 per share on the date that La Jolla Cove elects to convert a portion of the Debenture, the Company may prepay such portion of the Debenture (plus any accrued but unpaid interest) and the prepaid Warrant exercise price associated with such portion of the Debenture, at 110% of such amounts.

In connection with the Debenture, the Company issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of common stock.  The Warrant has an exercise price of $1.09 per share, and expires in March 2009.   The Warrant is to be exercised in an amount equal to 100 times the amount of the Debenture that is being converted.  La Jolla Cove advanced the sum of $95,000 to the Company as a prepayment for the exercise of a portion of the Warrant.    In connection with the sale of the Debenture, the Company also entered into a Registration Rights Agreement, dated March 7, 2006, with La Jolla Cove for the registration of the shares of common stock to be issued upon conversion of the Debenture and exercise of the Warrant.  La Jolla Cove will advance to the Company up to $50,000 for the payment of legal and accounting fees in connection with this registration.  This advance will represent a prepayment for the exercise of a portion of the Warrant.

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $90,000).  The lender will receive a loan fee equal to five percent of the gross loan proceeds.

In the first quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, 245,350 shares of free trading common stock and 100,000 shares of restricted common stock (the latter to be paid out over a period of two years).

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2005:

Name                      Age         Position

----------                  ----    --------------

Harry Masuda          61      Chief Executive Officer and Director

Dr. David Winter     71      President

Paul Okimoto           70      Chairman of the Board, Secretary and Vice President

Dr. Luis Toledo        61     Chief Medical Officer

Dr. Larry McCleary  56     Director

_______________________________

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

Harry Masuda has served since February 1998 as our Chief Executive Officer and a Director.  He also served as our President from February 1998 through August 2005.  Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University.  From October 1997 to February 1998, Mr. Masuda was a business consultant, and he served as President of International Web Exchange from July 1995 to October 1997.

David Winter, M.D. joined us in September 2005 as President. Dr. Winter has over 20 years' experience in the pharmaceutical industry. Since January 2004, he has served as CEO of TriMed Research, Inc., a joint venture of the University of Nebraska Medical Center, UNeMED Corporation and Tridelta Development, Ltd. formed to research and commercially develop therapeutic products related to TriMed's proprietary mammary gland protein. Since January 2002, he has also served as Medical Director of CTI, a contract research organization. From February 2001 to December 2003, he was President of Winter Consulting.  He served as President and Chief Operating Officer of SangStat Medical Corporation, a pharmaceutical company making drugs used in transplantation, from March 1995 to June 1998, and as President and Chief Executive Officer of Human Organ Sciences, Inc., a subsidiary of SangStat, from July 1998 to 2001.

Paul Okimoto joined us in February 1998 as Executive Vice President and a Director.  He became our Secretary in August of 2002.  Mr. Okimoto served as President of Sanhill Systems, a research and development company involved in the signal processing medical field, from 1991 to January 1998.

Luis Toledo, M.D., PhD. became our Chief Medical Officer in March 2000. Dr. Toledo is an internationally recognized authority on organ transplantation and preservation. He has authored 10 books on transplantation and related subjects, authored or co-authored 500 scientific publications, and contributed to chapters of 77 books. Dr. Toledo has held many medical staff positions including: Co- Chief, Transplantation and Director, Surgical Research at the Henry Ford Hospital and Chief, Transplantation and Director, Research at Mount Carmel Mercy Hospital. He is also currently the Director of Research at the Borgess Medical Center and is Director of the Michigan Transplant Institute. He also serves as Professor of Surgery and Director, Experimental Research Program at Michigan State University.

Larry McCleary, M.D. joined us in September 2005 as a Director.  Dr. McCleary filled the vacancy created by the resignation of George Tsukuda.  Dr. McCleary has spent the last seven years serving as Director of Human Research for Advanced Metabolic Research Group, LLC, headquartered in Henderson, Nevada.  Dr. McCleary served on our Advisory Board from 2002 until his appointment to our Board of Directors.

Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee or any other committee of the Board of Directors.  The responsibilities of these Committees are fulfilled by our Board of Directors.  In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members.  We hope to add qualified independent members of our Board of Directors later in 2006, depending upon our ability to reach and maintain financial stability.

Directors' Compensation

Directors who are also our employees receive no additional compensation for serving on the Board.  We have issued stock options to our Board members in the past, and will continue to do so for the foreseeable future.  We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2005 and 2004.  Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and Directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, George Tsukuda, a former member of our Board of Directors, did not timely file certain Forms 4 (such Forms were subsequently filed).

ITEM 10.

EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2003, 2004 and 2005 by our (i) Chief Executive Officer, and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2005 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executives”).

Summary Compensation Table (1)

Annual Compensation

Year        Salary

H. Masuda, Chief Executive Officer

2005

$215,625 (2)

2004

$  23,500

2003

$  68,825

P. Okimoto, Vice President

2005

$114,125 (3)

2004

$   16,100

2003

$   39,825

L. Toledo, Chief Medical Officer

2005

$ 139,125 (4)

2004

$   16,100

2003

$   32,825

________________________

(1)  The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "Securities underlying Options/SARs", "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2)  Includes accrued but unpaid salary of $30,000 for fiscal year 2004.

(3)  Includes accrued but unpaid salary of $27,500 for fiscal year 2004.

(4)  Includes accrued but unpaid salary of $25,500 for fiscal year 2004.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding options and stock appreciation rights granted to the Named Executives during the year ended December 31, 2005:

----------------------------------------------------------------------------

Name

Number of

% of Total

 Securities

Options

Underlying

Granted to

Exercise or

 Options/SARs

Employees in

Base Price

         Expiration

Granted (#)

Fiscal Year

 ($/Sh)                 Date

------------------

--------------

---------------

 ----------

------------

Harry Masuda

    -0-

     --

    --

                --

Paul Okimoto

    -0-

     --

    --

                --

Luis Toledo

150,000

    23.3

  0.11

            3/15/2010

------------------------------------------------------------------------------

Option Exercises and Year-End Option Values

The following table sets forth information regarding options exercised by the Named Executive Officers during the year ended December 31, 2005 and the number of securities underlying options held by the Named Executive Officers at December 31, 2005:

	Shares		Number of Securities	Value of Unexercised
	acquired		Underlying Unexercised	In-the-Money Options at
	on exercise		Options at Fiscal Year-End (#)	Fiscal Year-End ($)
Name	(#)	Value realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Harry Masuda	--	$--	140,000/60,000	$19,800/13,200

Paul Okimoto	90,000	$9,900	50,000/60,000	$0/13,200

Luis Toledo	135,000	$14,850	150,000/165,000	$3,750/40,050

Employment Agreements; Termination of Employment and Change of Control Arrangements

In March 2000, we entered into an employment agreement with Dr. Luis Toledo, employing him as our Chief Medical Officer for a minimum term of one year.  The agreement provides for a base salary of $6,000 per month, which may be adjusted based on our ability to raise defined amounts of capital. In addition, we granted to Dr. Toledo an option to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share, and continued in effect options granted pursuant to a consulting agreement that we entered into in May 1998 with Dr. Toledo.  In June 2001, we granted Dr. Toledo options to purchase 75,000 shares of common stock at an exercise price of $0.28 per share.  In January 2002, we granted Dr. Toledo options to purchase 75,000 shares of common stock at an exercise price of $0.54 per share, and in February 2004, we granted Dr. Toledo options to purchase 150,000 shares of common stock at an exercise price of $0.11 per share.  This option vested with respect to 30% of the shares on the date of grant; an additional 30% one year after the date of grant, and the remainder will vest two years from the date of grant.  We entered into a new employment agreement with Dr. Toledo effective April 1, 2005, providing for a base salary of $10,000 per month (subject to adjustment based on our financial situation and performance).  On March 15, 2005, we granted Dr. Toledo options to purchase an additional 150,000 shares of common stock at an exercise price of $0.11 per share.  This option vested with respect to 30% of the shares on the date of grant; an additional 30% will vest one year after the date of grant, and the remainder will vest on two years from the date of grant.

In December 2001, we hired Victor Ivashin to serve as our Chief Technical Officer for Hardware and Software.  Dr. Ivashin received a starting salary of $8,500 per year, and was granted an option to purchase an aggregate of 75,000 shares of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  Dr. Ivashin’s employment was terminated on February 1, 2005, and his status changed to advisor.

On August 29, 2005, we entered into an Executive Consulting Agreement with Dr. David Winter.  Pursuant to the agreement, Dr. Winter will serve as our President.  In that capacity, he will oversee our platelet and organ development programs and supervise negotiations with potential alliance partners.  In consideration of these services, Dr. Winter will receive a monthly retainer of $3,000.  He will also receive options to purchase 96,000 shares of our common stock, at an exercise price of $0.73 per share. The options will vest over a 12- month period, at the rate of 8,000 shares per month.  During the term of the Agreement, Dr. Winter will also be eligible to receive a performance bonus in the maximum amount of 100,000 shares of our common stock, upon reaching certain performance targets established by our Board of Directors.  Either party may terminate the agreement prior to the end of the term with 30 days prior written notice.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2006, by each person or group of affiliated persons who we know beneficially owned 5% or more of our common stock, each of our directors, and all of our directors and executive officers as a group.  All of the share numbers are calculated to include the effect of a one to four stock split, effective July 21, 1998.  Unless set forth to the contrary below, the address for all persons is c/o Human BioSystems, 1127 Harker Avenue, Palo Alto, CA 94301.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own.  The amount of shares owned by each shareholder in the following table was calculated pursuant to Rule 13d-3(d) of the Exchange Act.  Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.  The total number of outstanding shares of common stock at March 31, 2006, was 68,117,537.

Name and Address of

Number of Shares Owned

Percent of Shares

Principal Shareholder

      Outstanding

-----------------------

 --------------------------

     ------------------------

Harry Masuda

2,993,089 (1)

4.38%

YN Faarkaghyn Shiaght Lorne;

House Trust Limited

669 35th Street

Richmond, CA 94805

   877,500 (2)

1.29%

Paul Okimoto

669 35th Street

Richmond, CA  94805

1,809,699 (3)

2.65%

Dr. David Winter

   124,000 (4)

     *

Larry  McCleary

418 Alpine Drive

Incline Valley, NV 89451

5,308,228 (5)

7.79%

Meiswinkel Investment Group, L.P.

2060 Newcomb Avenue

San Francisco, CA 94124

6,843,452

10.05%

Langley Park Investments, PLC

One Great Cumberland Place

6th Floor

London, England W1H7AL

7,000,000

10.28%

All Officers and Directors as

a Group (six persons)

                  11,569,108 (1), (3), (4), (5),(6)              16.8%

____________________________________

(1) Includes options to purchase 200,000 shares of common stock exercisable within 60 days of March 15, 2006.

(2) Paul Okimoto, an officer and director of the Company, acted as Trustee in receiving and forwarding an aggregate of 877,500 to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto, Daryl Takashi Okimoto, Mary T. Hernandez and Betty Yamaguchi. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd.  Mr. Okimoto expressly disclaims beneficial ownership of said shares.

(3) Includes options to purchase 110,000 shares of common stock exercisable within 60 days of March 15, 2006.

(4) Includes options to purchase 94,000 shares of common stock exercisable within 60 days of March 15, 2006.

(5) Includes options and warrants to purchase 45,000 shares of common stock exercisable within 60 days of March 15, 2006.

(6) Also include options to purchase 305,000 shares of common stock exercisable within 60 days of March 15, 2006.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 16.8% of our outstanding common stock. As a result these shareholders may, as a practical matter, be able to influence all matters requiring shareholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions, in addition to the employment and consulting agreements described above, to which we were or are a party and in which any of our directors, officers, or significant shareholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

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

ITEM 13. EXHIBITS.

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

Registration Statement filed on

December 8, 1999 and as amended

January 25, 2000, (No. 10.20)

10.16     Employment Agreement                      Incorporated by reference to Exhibit

              - Vladimir Serebrennikov

to the Registrant's Form 10-SB

Registration Statement filed on

December 8, 1999 and as amended

January 25, 2000, (No. 10.21)

11        Statement re: computation

Incorporated by reference to Part 2,

          of per share earnings

Item 7 of this filing

23.1      Consent of accountants                         Filed herewith.

31.1      Rule 13a-14(a)/15d-14(a)

             Certifications                                           Filed herewith.

32.1      Section 1350 Certifications                   Filed herewith.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  the  aggregate  fees billed to us for professional services  by  L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2005 and 2004:

2005

  2004

 ----------

  ------------

 Audit Fees

 $ 28,500

$ 25,478

 Audit-Related Fees

 $   2,200

$  2,948

 Tax Fees

 $   1,500

$  1,500

 All Other Fees

 $ -0-

$   -0-

----------

----------

      TOTAL

$ 32,200

$ 29,926

==========

 ==========

Audit  Fees.  This  category includes the aggregate fee billed for professional services  rendered  for  the audits of our consolidated financial statements for the years ended December 31, 2005 and 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2005 and 2004, and for other services that are normally provided by the independent auditors  in connection with  statutory  and regulatory filings or engagements for the  relevant  fiscal years.

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

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $3,000 was related to tax compliance services for review of federal and state tax returns for both 2005 and 2004.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2006.

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

Date

/s/ Harry Masuda

----------------

Harry Masuda

Chief Executive Officer,

April 7, 2006

Acting Chief Financial Officer

(Principal Accounting Officer)

----------------

Dr. David Winter

President

April 7, 2006

-----------------

Paul Okimoto

Chairman and Executive

April 7, 2006

Vice President

-------------------

Dr. Larry McCleary

Director

April 7, 2006