Form 10QSB
period 2006-03-31
HUMAN BIOSYSTEMS INC
filed 2006-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

COMMISSION FILE NO. 0-28413

HUMAN BIOSYSTEMS

(Exact name of small business issuer as specified in its charter)

                  CALIFORNIA                                                                           77-0481056

(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

1127 HARKER AVENUE

PALO ALTO, CALIFORNIA 94301

(Address of principal executive offices)

650-323-0943

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes [ ]   No [X]

At March 31, 2006 the registrant had 68,578,900 outstanding shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of March 31, 2006...........................F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005 and the Period from

February 26, 1998 (Inception) through March 31, 2006............................................................F-2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Three Months Ended March 31, 2006...........................................................................F-3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005,

and the Period from February 26, 1998 (Inception) through March 31, 2006........................F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED.............................F5-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

                AND USE OF PROCEEDS.........................................................................................16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............16

ITEM 5.  OTHER INFORMATION..........................................................................................16

ITEM 6.  EXHIBITS ..................................................................................................................16

SIGNATURES ...........................................................................................................................16

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

(See accompanying notes to the financial statements.)

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2006	Three months ended March 31, 2005	February 26, 1998 (Inception) Through March 31, 2006
Revenue	$ -	$ -	$ -
Operating expenses			
General and administrative			
Stock based compensation	21,900	32,600	4,242,100
Public relations	327,100	-	4,407,300
Other general and administrative expenses	291,100	260,900	6,927,400
Total general and administrative	640,100	293,500	15,576,800
Research and development	42,000	43,900	2,153,700
Sales and marketing	-	25,400	820,800
Total operating expenses	682,100	362,800	18,551,300
Loss from operations	(682,100)	(362,800)	(18,551,300)
Other income (expense)			
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	-	-	(762,600)
Forgiveness of debt	6,600	-	104,100
Interest income	-	-	2,700
Interest expense	(2,100)	-	(676,100)
Loss before provision for income taxes	(677,600)	(362,800)	(21,135,500)
Provision for income taxes	-	800	7,200
Net loss	(677,600)	(363,600)	(21,142,700)
Other comprehensive income (loss), net of tax			
Unrealized gain (loss) on investment in marketable securities	(3,200)	400	(33,600)
Total comprehensive loss	$ (680,800)	$ (363,200)	$ (21,176,300)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.94)
Basic and diluted weighted average common shares outstanding	67,364,626	53,586,400	22,487,720

(See accompanying notes to the financial statements.)

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

		Common Stock		Investment in Marketable Securities Investments PLC	Accumulated Other Comprehensive Loss	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
		Shares	Amount				
Balance December 31, 2005		66,410,000	$ 19,718,800	$ (58,400)	$ (30,400)	$ (20,465,100)	$ (835,100)
Issuance of common stock for cash (net of offering costs of $ 69,400), weighted average price of	$0.14	354,800	50,000	-	-	-	50,000
Issuance of common stock for cash related to Investment Agreement weighted average price of	$0.30	745,000	222,300	-	-	-	222,300
Issuance of common stock for services, weighted average price of	$0.37	797,300	298,100	-	-	-	298,100
Issuance of common stock in satisfaction of accounts payable, weighted average price of	$0.35	45,000	15,800	-	-	-	15,800
Issuance of common stock in satisfaction of public relations payables	$0.64	226,800	144,200	-	-	-	144,200
Conversion feature recorded as discount on note payable		-	75,000	-	-	-	75,000
Stock based compensation related to granting of options		-	21,900	-	-	-	21,900
Comprehensive loss, net of tax							
Net loss		-	-	-	-	(677,600)	(677,600)
Unrealized loss on investment in marketable securities		-	-	1,600	(3,200)	-	(1,600)
Total comprehensive loss		-	-	-	-	-	(679,200)
Balance on March 31, 2006 (Unaudited)		68,578,900	$ 20,546,100	$ (56,800)	$ (33,600)	$ (21,142,700)	$ (687,000)

(See accompanying notes to the financial statements.)

	Three months ended March 31, 2006	Three months ended March 31, 2005	February 26, 1998 (Inception) Through March 31, 2006
Cash flows from operating activities:			
Net loss	$ (677,600)	$ (363,600)	$ (21,142,700)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	21,900	32,600	4,242,100
Public relations - paid or to be paid in common stock	298,100	-	4,378,300
Depreciation	700	200	12,300
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization of discount and loan fees on notes payable	1,000	-	775,800
Loss on investment in marketable securities	-	-	762,600
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	(5,600)	(200)	(28,300)
Change in other assets	(3,700)	-	(3,700)
Change in accounts payable	23,100	(29,800)	300,100
Change in accrued liabilities	9,500	-	184,100
Change in other liabilities	125,000	28,900	351,100
Net cash used by operating activities	(207,600)	(331,900)	(9,085,400)
Cash flows from investing activities:			
Purchase of fixed assets	-	-	(20,800)
Net cash used by investing activities	-	-	(20,800)
Cash flows from financing activities:			
Change in due to stockholders	(4,500)	(57,300)	1,023,500
Proceeds from issuance of common stock	272,300	263,300	8,063,000
Proceeds from borrowing on notes payable	75,000	-	398,100
Principal payments on notes payable	-	-	(97,400)
Principal payments on note payable for D&O	(21,100)	-	(33,800)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	321,700	206,000	9,261,900
Net increase (decrease) in cash	114,100	(125,900)	155,700
Cash, beginning of period	41,600	278,700	-
Cash, end of period	$ 155,700	$ 152,800	$ 155,700
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ -	$ -	$ 6,400
Cash paid for interest	$ -	$ -	$ 12,900
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable (excluding interest of $26,600)	$ 15,800	$ 48,600	$ 64,400
Issuance of common stock in satisfaction of accrued liabilities (excluding interest of $20,000)	$ -	$ 36,700	$ 36,700
Issuance of common stock to employees of Russian Branch for accrued liabilities (excluding services of $28,500)	$ -	$ 30,400	$ 30,400
Issuance of common stock in satisfaction of due to stockholders (excluding interest of $318,700)	$ -	$ 594,400	$ 594,400
Issuance of common stock in satisfaction of accrued bonus shares payable	$ 144,200	$ -	$ 144,200
Conversion feature recorded as discount on note payable	$ 75,000	$ -	$ 75,000

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended March 31, 2006 was $21,900.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the period ended March 31, 2006, was $10,400 lower, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended March 31, 2006 would have both been $(.01), if the Company had not adopted SFAS No. 123(R).  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The Company has estimated the fair value of its option awards granted after January 1, 2006 using a modified Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Modified Black-Scholes-Based Option Valuation Assumptions	2006
Fair value of options granted during the period	$26,000
Expected term (in years)	3.2
Expected volatility	226%
Weighted average volatility	226%
Expected dividend yield	0.0%
Risk-free rate	4.64%

The Company estimated the fair value of its option awards granted prior to January 1, 2006 using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

Black-Scholes Option Valuation Assumptions	2005	2004	2003
Fair value of options granted during the period	$196,003	$125,942	$34,214
Expected term (in years)	1.8	3.0	1.0
Expected volatility	205%	244%	236%
Expected dividend yield	0.0%	0.0%	0.0%
Risk free rate	3.9%	2.2%	1.6%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three months ended March 31, 2005:

March 31, 2005
Net income, as reported	$(363,600)
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effects	(9,400)
Pro forma net income	$(373,000)
Basic earnings per share as reported	$(.01)
Basic earnings per share pro forma	$(.01)
Diluted earnings per share as reported	$(.01)
Diluted earnings per share pro forma	$(.01)

The following table summarizes the stock option transactions for the quarter ended March 31, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,324,000	$0.36	6,200
Granted	100,000	$0.23	-
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at March 31, 2006	1,424,000	$0.35	6,200

Exercisable at March 31, 2006	1,179,000	$0.35	6,200

The aggregate intrinsic value of options exercised during the first quarters ended March 31, 2006 and March 31, 2005 was zero.

3. INVESTMENT IN MARKETABLE SECURITIES

Cost and fair value of marketable securities as of March 31, 2006 are as follows:

                                          Permanent                 Fair Value at

                                          Decline in   Unrealized   March 31,

                                 Cost     Fair Value      Loss          2006

                               ---------------------------------------------------

Securities available for sale:

  Langley Park Investments PLC  $ 455,000 $ (381,300)   $(16,800)     $  56,900

Securities held in escrow:

  Langley Park Investments PLC    455,000   (381,400)    (16,800)        56,800

                                 --------- ----------  -----------   -----------

                               $  910,000 $ (762,700)   $(33,600)     $ 113,700

                        ======= =======  ========   =======

4. OTHER LIABILITIES

Other liabilities as of March 31, 2006 consist of $226,100 of deposits from investors for which the Company owes 500,000 shares of common stock and  $125,000 in advances from La Jolla Cove Investors (see note 8).

5. PUBLIC RELATIONS AGREEMENT

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

Through December 31, 2005 the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date valued at $187,900. During the three months ended March 31, 2006, 201,100 shares valued at $134,000 were released in satisfaction of this payable.

6. DUE TO STOCKHOLDERS

Stockholder payables consist of the following as of March 31, 2006:

Wages payable to stockholder employees $ 136,400 Accrued vacation for stockholder employees 25,200 --------- $ 161,600 =========

7. NOTES PAYABLE

In November 2005, the Company entered into a finance agreement for payment of its D&O insurance. The agreement calls for monthly payments of approximately $6,800 per month through August 2006. The balance payable as of March 31, 2006 was $31,600. Prepaid expenses as of March 31, 2006 includes $47,300 pertaining to the D&O insurance.

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000 and $1,000 of this discount was accreted during the three months ended March 31, 2006.. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan.

8. COMMON STOCK

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

In February 2006, the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 100,000 free trading shares and 200,000 restricted shares of common stock valued at $126,000.

In March 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove Investors, Inc., a California corporation (“La Jolla Cove”).  Pursuant to the Agreement, La Jolla Cove agreed to purchase from the Company a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  The number of shares of common stock into which the Debenture is convertible is equal to the dollar amount of the Debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the Debenture being converted, divided by the conversion price.  If the Volume Weighted Average Price of the Company’s common stock is below $0.50 per share on the date that La Jolla Cove elects to convert a portion of the Debenture, the Company may prepay such portion of the Debenture (plus any accrued but unpaid interest) and the prepaid Warrant exercise price associated with such portion of the Debenture, at 110% of such amounts. Pursuant to the agreement terms, the Company received $30,000, the purchase price of the debenture.

In connection with the Debenture, the Company issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of common stock.  The Warrant has an exercise price of $1.09 per share, and expires in March 2009.   The Warrant is to be exercised in an amount equal to 100 times the amount of the Debenture that is being converted.  La Jolla Cove advanced the sum of $95,000 to the Company as a prepayment for the exercise of a portion of the Warrant.    In connection with the sale of the Debenture, the Company also entered into a Registration Rights Agreement, dated March 7, 2006, with La Jolla Cove for the registration of the shares of common stock to be issued upon conversion of the Debenture and exercise of the Warrant.  La Jolla Cove will advance to the Company up to $50,000 for the payment of legal and accounting fees in connection with this registration.  This advance will represent a prepayment for the exercise of a portion of the Warrant. Pursuant to the agreement terms, the Company received $95,000 as a prepayment towards the future exercise of Warrant Shares. As discussed in note 11, all funds received from La Jolla Cove were returned in May 2006. As of March 31, 2006, the $30,000 and $95,000 were included in other liabilities (see note 4).

In the first quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 245,400 shares of free trading common stock valued at $87,000.

In the first quarter of 2006, the Company issued 25,700 and 251,900 shares of common stock, valued at $10,000 and $90,000, respectively, for public relations payable and services related to public relations.

9. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock in exchange for approximately $297,500 during the year ended December 31, 2005 and 745,000 shares of the Company's common stock in exchange for approximately $222,300 during the three months ended March 31, 2006.

10. GOING CONCERN

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $677,600 for the three months ended March 31, 2006. The Company is in the eighth year of research and development, with an accumulated loss during the development stage of approximately $21,142,700. As of March 31, 2006, management is uncertain as to the completion date or if the product will be completed at all.

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

11. SUBSEQUENT EVENTS

During April 2006, pursuant to the investment agreement described in note 9 above, the Company issued 110,095 shares of its common stock for approximately $33,000.

During April 2006 the Company also entered into agreements with various consultants for investor relations and investor awareness services. The Company paid for such services with a combination of $29,000 in cash, and 193,548 shares of free trading common stock.

In May 2006, the Company returned to La Jolla Cove the amount of $30,000 for the Debenture advanced by La Jolla Cove in March together with an additional $95,000 advanced by La Jolla Cove against future exercise of the Warrant Shares.  Management believed that due to substantially modified terms proposed for the transaction by La Jolla Cove, the parties failed to agree on the material terms and conditions of this proposed transaction. La Jolla Cove subsequently refused the returned funds, and we are in the process of attempting to resolve this situation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE.  THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF.  THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

In 2003, we experienced increased difficulty in raising outside capital.  This difficulty continued through the third quarter of 2004.  Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing due to a lack of funds.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non- critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

During the three-month period ended March 31, 2005, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess, Langley Park Investments PLC ("Langley") and Pini Ben David ("Ben David"). In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process, and in March 2006, we entered into a loan transaction and received approximately $71,000 in net proceeds (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions).  We also have continued to raise funds through the sales of our capital stock through Regulation S under the Securities Act.  To date, we continue to seek alternative sources for capital.

We are a developer of preservation platforms for organs and other biomaterial, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and tissue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  Additional approvals to commence human in-vivo studies will be required from the internal review board and possibly from the FDA.  We currently anticipate that these tests will be completed within the next four to six months.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees Centigrade for three months in our patent-pending HBS sub-zero solution. In October 2005, we successfully completed the initial phase of our survival studies of animals with transplanted kidneys preserved using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions.  Further recent studies using biochemical test markers have corroborated these studies.  In 2006, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade.

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods. In August 2003, we filed another patent application covering improved platelet preservation methods.   In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled "Methods and Solutions for Storing Donor Organs" U.S. patent number 7/029,839. We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Revenues.  We did not generate any revenue in either of the three-month periods ended March 31, 2006 or 2005, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended March 31, 2006 were $640,100, an increase from $293,500 for the three months ended March 31, 2005.  The increase was due primarily to a significant increase in public relations expenses to $327,100 for the three months ended March 31, 2006. We had no public relations expenses for the comparable period in 2005. The public relations expenses for the three months ended March 31, 2006, resulted from public relations agreements with several consultants pursuant to which we provided cash and common stock as payment for public relations services. We valued the stock at fair market value on the date of issuance. During the three months ended March 31, 2006, we also released 201,100 shares valued at $134,200 in satisfaction of a payable from an agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provide shares of common stock as payment for advertising and promotional services.

We experienced a decrease in stock-based compensation in the three months ended March 31, 2006 to $21,900, from $32,600 for the three months ended March 31, 2006. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

We experienced an increase in other general and administrative expenses to $291,100 for the three months ended March 31, 2006, from $260,900 for the comparable period in 2005.  This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.

Research and Development.  Our research and development expenses were $42,000 for the three months ended March 31, 2006, a slight decrease from $43,900 for the comparable period in 2005.    This decrease was primarily due to our attempts to moderate research and development spending.  In the fourth quarter of 2003, due to a funding shortfall, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of 2005.  In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.  We believe that recent reduced payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the three months ended March 31, 2006, a decrease from $25,400 for the comparable period in 2005. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $2,100 during the three months ended March 31, 2006, due primarily to interest on certain accounts payable. We did not incur interest expense during the comparable period in 2005.   We also recognized $6,600 in the three months ended March 31, 2006 from the forgiveness of debt on an account payable converted to stock.

Net Loss.  As a result of the foregoing factors, our net loss increased to $677,600 for the three months ended March 31, 2006, from a net loss of $363,600 for the three months ended March 31, 2005. We had an unrealized loss of $3,200 on our investment in Langley securities during the three months ended March 31, 2006, resulting in a total comprehensive loss of $680,800 for the period.  Our net loss per share was $0.01 for the three months ended March 31, 2006, the same as for the comparable period in 2005.

Liquidity and Capital Resources

Our operating plan for calendar years 2005 and 2006 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the three-month period ended March 31, 2006, we received an aggregate of $272,300 from the issuance of common stock (including $222,300 from our agreement with Dutchess) and $75,000 from borrowing on notes payable, compared to an aggregate of $263,300 received in the three-month period ended March 31, 2005.  We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess, Ascendiant and Strategic Growth Ventures (see below) there can be no assurance that we will be successful in raising any capital pursuant to any of these agreement. At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage of $21,142,700.  As of March 31, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent certified public accountants, included in this prospectus, contains a paragraph regarding our ability to continue as a going concern.

During the three-month period ended March 31, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for the three-month period ended March 31, 2006 equaled $207,600 and consisted principally of our net loss of $677,600 plus decreases of $5,600 in prepaid expenses and $3,700 in other assets, offset by increases of $298,100 in public relations expenses paid or to be paid in common stock, $21,900 provided by stock-based compensation, $125,000 in other liabilities, $9,500 in accrued liabilities, $1,000 in amortization of discount and loan fees on notes payable, and $700 in depreciation.  For 2005, cash used by operating activities equaled $331,900, and consisted of our net loss of $363,600 plus decreases of $29,800 in accounts payable and $200 in other assets, offset by $32,600 provided by stock-based compensation, $29,800 in other liabilities and $200 in depreciation.

We did not utilize or receive cash from investment activities during the respective three months ended March 31, 2006 and 2005.

Cash flows from financing activities for the three-month period ended March 31, 2006 produced a net increase in cash of $321,700, consisting of $272,300 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $21,100 of principal payments on a note payable for directors and officers insurance and a decrease of $4,500 in amounts due to shareholders.

As of March 31, 2006, we had cash and cash equivalents amounting to $155,700, a slight increase from the balance of $152,800 at March 31, 2005.  Our working capital deficit decreased to $698,200 at March 31, 2006, from $844,300 at December 31, 2005.  There were no material commitments for capital expenditures at March 31, 2006.

During 2005 and 2006, we pursued various alternatives for raising capital. We entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. Through March 31, 2006, we have issued an aggregate of 1,179,591 shares of common stock to Dutchess, for aggregate net proceeds of $518,744.  We intend to exercise additional puts under the Investment Agreement in 2006 to provide funding for our operations.

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

On March 24, 2006, Langley had a net asset value for its underlying portfolio of U.K. $0.44 per ordinary share, or an aggregate net asset value of U.K. $32,813,803 (U.S. $56,997,576, based on U.K. $1.00 = U.S. $1.737 on March 24, 2006).  Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.28, or an aggregate net asset value of U.K.$ 20,881,511 (U.S. $36,271,185).  We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected.  To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.127 per ordinary share on March 24, 2006), we have not sold any of our Langley ordinary shares.

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

Effective October 28, 2004, we entered into a loan agreement (the "Loan Agreement") with Pini Ben David (Grunspan), an individual who lives in Switzerland ("Ben David"). Ben David is not, and has not been during the past two years, an affiliate of us or any of our current or former affiliates. The Loan Agreement called for Ben David to loan us an aggregate of € 2,300,000 euros (the "Loan"). The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act. Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, a certificate representing the Shares (the "Certificate"), containing a legend restricting transfer, was delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. We believe that the parties intended that when the loan funds were delivered by Ben David to the escrow agent, Ben David would also deliver the stock certificate to the escrow agent, who would disburse the funds and the certificates to the appropriate parties. The Loan Agreement also provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004 and exchanged the certificate for three certificates (one to Ben David and one to each of two affiliates); however, no Loan funds were received by that date. On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

In the second quarter of 2005, it came to our attention that shares of our common stock (the "Reg S Stock") may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates in order to halt these unauthorized issuances, we commenced an exchange offer (the “Offer”) in July 2005 to exchange one share of our common stock (the "New Stock") for each share of Reg S Stock outstanding before or upon the delisting date (the "Record Date") when the Reg S Stock is no longer tradable. The offer covers 10,000,000 shares of our common stock, and is intended to reduce potential liability for the unauthorized issuances.  The registration statement of which this prospectus forms a part was filed to register the New Stock for resale and trading on the NASD OTC Bulletin Board. The Offer was scheduled to expire on December 29, 2005.  However, on January 11, 2006, we extended the Offer deadline to January 31, 2006, due to delays encountered in the early confusion regarding procedures and subsequent changes to those procedures. Any shares of Reg S Stock not tendered for exchange by January 31, 2006, will no longer be exchangeable for New Stock and will no longer be tradable on any German stock exchange.  To date, holders of an aggregate of 9,591,592 shares of the Reg S stock have forwarded certificates and required documents, leaving an aggregate of 408,408 shares outstanding.  Each share of New Stock was to be registered no later than six months from the initial date of the Offer for trading on the OTCBB; however, due to the extension of the Exchange Offer such registration is still in process.

In March 2005, we entered into an agreement with Abernathy (which was subsequently amended in April 2005).  The Abernathy agreement provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  The term of the Abernathy agreement was six months, subject to prior termination.  In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that was directly attributable to Abernathy. In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the NASD OTC Bulletin Board equaled or exceeded $0.25 per share.  We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through March 31, 2006, we had issued all of these shares of common stock to Abernathy.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services, valued at $247,500. We also became obligated to issue an additional 899,500 shares to Abernathy as a bonus under this second agreement.  These shares will be issued at a future date.

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the NASD OTC Bulletin Board) after the initial five days of the agreement.   Through December 31, 2005, we released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements.  Additionally, we recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date, valued at $187,900. During the three months ended March 31, 2006, 201,100 shares valued at $134,000 were released in satisfaction of this payable.

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

In March 2006, we entered into a loan agreement with an independent lender.  The lender agreed to loan us an amount based on 50% of the value of a portfolio of 500,000 shares of our common stock (approximately $90,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds.  We received net funds in the amount of $71,250, which was based on a formula and pricing period following the agreement date. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, we have the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan.

In March 2006, we entered into discussions with La Jolla Cove Investors, Inc. ("La Jolla Cove") regarding a Securities Purchase Agreement (the “Agreement”).  Pursuant to the Agreement, La Jolla Cove would purchase from us a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  The number of shares of common stock into which the Debenture would be convertible was equal to the dollar amount of the Debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the Debenture being converted, divided by the conversion price.   The proposed transaction with La Jolla Cove also contemplated the issuance of a Warrant to Purchase Common Stock (the “Warrant”) to purchase an aggregate of 3,000,000 shares of our common stock. The Warrant would have had an exercise price of $1.09 per share, and would have expired in March 2009.   The Warrant was to be exercised in an amount equal to 100 times the amount of the Debenture that would be converted.  La Jolla Cove advanced the sum of $95,000 to us as a prepayment for the exercise of a portion of the Warrant.   Finally, the discussions contemplated a Registration Rights Agreement with La Jolla Cove for the registration of the shares of common stock to be issued upon conversion of the Debenture and exercise of the Warrant.  On May 5, 2006, we returned to La Jolla Cove the $30,000 purchase price of the Debenture and the $95,000 advance on the Warrant.  We believe that due to substantially modified terms proposed for the transaction by La Jolla Cove, the parties failed to agree on the material terms and conditions of this proposed transaction.   La Jolla Cove subsequently refused the returned funds, and we are in the process of attempting to resolve this situation.

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

We consider that the following are critical accounting policies:

Research and Development Expenses

All research and development costs are expensed as incurred. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expense, lab supplies, preclinical studies, raw materials to manufacture our solution, manufacturing costs, consulting, legal fees and research-related overhead. Accrued liabilities for raw materials to manufacture our solution, manufacturing costs and patent legal fees are included in accrued liabilities and included in research and development expenses.

Employee Stock Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of its employee stock option awards.  We recognize the cost of all share-based awards on a graded vested basis over the vesting period of the award.

Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions on SFAS No. 123(R).  Results for prior periods have not been restated.

RISK FACTORS

Investing in our shares is very risky.  You should be able to bear a complete loss of your investment.  In deciding whether to purchase our shares, you should carefully consider the following factors, among others, as well as information contained in this prospectus, our most recent annual report on Form 10-KSB, and the other documents incorporated by reference into this prospectus:

RISK FACTORS RELATED TO OUR COMPANY

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure.  Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future.  If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.  We may never achieve profitability.  Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2005 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the ninth year of research and development, with an accumulated loss during the development stage (through March 31, 2006) of $21,142,700.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar years 2006 and 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months.  During the three-month period ended March 31, 2006, we received an aggregate of $272,300 from the issuance of common stock (including $222,300 from our agreement with Dutchess) and $75,000 from borrowing on notes payable, compared to an aggregate of $263,300 received in the three-month period ended March 31, 2005.  We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess and other prospective funding sources, there can be no assurance that we will be successful in raising any additional capital pursuant to the Dutchess agreement or these other agreements.

Obtaining capital will be challenging in a difficult environment, due to the slow recovery from the downturn in the United States economy and current world instability. We currently have commitments for any funding; however there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2006; however, we currently do not have the capital to complete our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2006 and beyond.

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

WE AND OUR CHIEF EXECUTIVE OFFICER ARE THE SUBJECT OF SEC AND JUSTICE DEPARTMENT PROCEEDINGS FOR SECURITIES FRAUD.

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in September 1999 and February 2000 private placements. The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The SEC also brought securities fraud charges against us for the same transactions, and these charges are still pending.

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases.  We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The other rescinding holders were paid in full in cash prior to December 31, 2002. As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which should lead to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

WE MAY FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all.  Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business.   Our inability to enter into new distribution relationships or strategic alliances could have a material and adverse effect on our business.

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

In addition, our stock is currently traded on the NASD OTC Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the NASDAQ SmallCap Market in the foreseeable future due to the trading price of our common stock, our working capital and revenue history.  Failure to list our shares on the AMEX, the NASDAQ National Market, or the NASDAQ SmallCap Market will impair the liquidity of our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the NASD OTC Bulletin Board, and 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

Penny stocks can be very risky, as they are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ.  Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock.  Thus, an investor may lose his/her investment.  Our common stock is a penny stock and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on the NASDAQ SmallCap Market. Consequently, the penny stock rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended March 30, 2006.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In February 2006, we issued an aggregate of 200,000 shares of common stock to a consultant in consideration for services provided for the coordination of investor relations services in Europe. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In March 2006, we issued a 6-3/4% Convertible Debenture and a Warrant to purchase an aggregate of 3,000,000 shares of common stock to an investor in consideration for a cash payment of $30,000 and a cash advance of $35,000. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes. The issuances were canceled in May 2006.

In the first quarter of 2006, we issued an aggregate of 277,600 shares of common stock to an investor in consideration for public relations services. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes. The issuances were canceled in May 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.  Description

-----------  -----------

31.01          Rule 13a-14(a)/15d-14a Certification

32.01          Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: May 15, 2006

/s/ Harry Masuda

Harry Masuda

Chief Executive Officer