Form 10QSB
period 2006-06-30
HUMAN BIOSYSTEMS INC
filed 2006-08-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At June 30, 2006, the registrant had 71,864,100 outstanding shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of June 30, 2006.........................….F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended June 30, 2006 and 2005 and the Six Months

Ended June 30, 2006 and 2005 and the Period from February 26, 1998

(Inception) through June 30, 2006......................................................…………………………..F-2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Six Months Ended June 30, 2006.....................................................................………....F-3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2006 and 2005,

and the Period from February 26, 1998 (Inception) through June 30, 2006...............….........F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)........……............F-5-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

June 30, 2006

(UNAUDITED)

ASSETS

Current assets		
Cash	$	71,300
Prepaid expenses		57,200
Investment in marketable securities		56,900
Total current assets		185,400
Fixed assets, net		7,700
Other assets		3,400
Total assets	$	196,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities		
Accounts payable	$	237,900
Accrued liabilities		61,100
Other liabilities		226,100
Public relations payable		187,900
Due to stockholders		98,700
Note payable for D & O		13,300
Total current liabilities		825,000
Long term liabilities		
Notes payable, net of discount		7,300
Total liabilities		832,300
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par or stated value; 5,000,000 shares authorized, no shares issued or outstanding		-
Common stock; no par or stated value; 145,000,000 shares authorized, 76,457,200 shares issued and 71,864,100 shares outstanding		21,275,200
Investment in marketable securities held in escrow		(56,800)
Accumulated other comprehensive loss		(33,600)
Accumulated deficit during development stage		(21,820,600)
Total stockholders' deficit		(635,800)
Total liabilities and stockholders' deficit	$	196,500

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	February 26, 1998 (Inception) Through June 30, 2006
Revenue	$ -	$ -	$ -	$ -	$ -
Operating expenses					
General and administrative					
Stock based compensation	30,700	6,200	52,600	38,800	4,272,800
Public relations	270,000	1,118,300	597,100	1,118,300	4,677,300
Other general and administrative expenses	334,800	481,400	625,900	742,300	7,262,200
Total general and administrative	635,500	1,605,900	1,275,600	1,899,400	16,212,300
Research and development	32,500	52,100	74,500	96,000	2,186,200
Sales and marketing	-	-	-	25,400	820,800
Total operating expenses	668,000	1,658,000	1,350,100	2,020,800	19,219,300
Loss from operations	(668,000)	(1,658,000)	(1,350,100)	(2,020,800)	(19,219,300)
Other income (expense)					
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	-	-	(762,600)
Forgiveness of debt	-	-	6,600	-	104,100
Interest income	-	-	-	-	2,700
Interest expense	(9,900)	-	(12,000)	-	(686,000)
Loss before provision for income taxes	(677,900)	(1,658,000)	(1,355,500)	(2,020,800)	(21,813,400)
Provision for income taxes	-	800	-	1,600	7,200
Net loss	(677,900)	(1,658,800)	(1,355,500)	(2,022,400)	(21,820,600)
Other comprehensive income (loss), net of tax					
Unrealized gain (loss) on investment in marketable securities	-	(27,600)	(3,200)	(27,200)	(33,600)
Total comprehensive loss	$ (677,900)	$ (1,686,400)	$ (1,358,700)	$ (2,049,600)	$ (21,854,200)
Basic and diluted loss per common share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.04)	$ (0.92)
Basic and diluted weighted average common shares outstanding	70,871,768	55,419,016	69,064,349	53,960,793	23,682,247

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

		Common Stock Shares	Common Stock Amount	Investment in Marketable Securities Investments PLC	Accumulated Other Comprehensive Loss	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2005		66,410,000	$ 19,718,800	$ (58,400)	$ (30,400)	$ (20,465,100)	$ (835,100)
Issuance of common stock for cash (net of offering costs of $ 296,400), weighted average price of	$0.18	2,548,800	464,200	-	-	-	464,200
Issuance of common stock for cash related to Investment Agreement weighted average price of	$0.29	886,000	260,200	-	-	-	260,200
Issuance of common stock for services, weighted average price of	$0.31	1,729,800	539,100	-	-	-	539,100
Issuance of common stock in satisfaction of accounts payable weighted average price of	$0.34	62,700	21,100	-	-	-	21,100
Issuance of common stock in satisfaction of public relations payables	$0.64	226,800	144,200	-	-	-	144,200
Conversion feature recorded as discount on note payable		-	75,000	-	-	-	75,000
Stock based compensation related to granting of options		-	52,600	-	-	-	52,600
Comprehensive loss, net of tax							
Net loss		-	-	-	-	(1,355,500)	(1,355,500)
Unrealized loss on investment in marketable securities		-	-	1,600	(3,200)	-	(1,600)
Total comprehensive loss		-	-	-	-	-	(1,357,100)
Balance June 30, 2006 (Unaudited)		71,864,100	$ 21,275,200	$ (56,800)	$ (33,600)	$ (21,820,600)	$ (635,800)

The accompanying notes are an integral part of these condensed financial statements

	Six months ended June 30, 2006	Six months ended June 30, 2005	February 26, 1998 (Inception) Through June 30, 2006
Cash flows from operating activities:			
Net loss	$ (1,355,500)	$ (2,022,400)	$ (21,820,600)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	52,600	282,500	4,272,800
Public relations - paid or to be paid in common stock	539,100	1,118,200	4,619,300
Depreciation	1,500	700	13,100
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization of discount and loan fees on notes payable	7,300	-	782,100
Loss on investment in marketable securities	-	-	762,600
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	30,900	(4,000)	8,200
Change in other assets	(3,400)	-	(3,400)
Change in accounts payable	68,700	2,900	345,700
Change in accrued liabilities	(4,100)	(3,800)	170,500
Change in other liabilities	-	175,000	226,100
Net cash used by operating activities	(662,900)	(450,900)	(9,540,700)
Cash flows from investing activities:			
Purchase of fixed assets	-	(11,000)	(20,800)
Net cash used by investing activities	-	(11,000)	(20,800)
Cash flows from financing activities:			
Change in due to stockholders	(67,400)	(136,000)	960,600
Proceeds from issuance of common stock	724,400	552,700	8,515,100
Proceeds from borrowing on notes payable	75,000	-	398,100
Principal payments on notes payable	-	-	(97,400)
Principal payments on note payable for D&O	(39,400)	-	(52,100)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	692,600	416,700	9,632,800
Net increase (decrease) in cash	29,700	(45,200)	71,300
Cash, beginning of period	41,600	278,700	-
Cash, end of period	$ 71,300	$ 233,500	$ 71,300
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ -	$ 1,600	$ 6,400
Cash paid for interest	$ -	$ -	$ 12,900
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable	$ 21,100	$ -	$ 21,100
Issuance of common stock in satisfaction of accrued liability for bonus shares payable	$ 144,200	$ -	$ 144,200
Assumption of note payable for D&O insurance	$ 75,000	$ -	$ 75,000

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Human BioSystems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the State of California. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the ninth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months and six months ended June 30, 2006 was $30,700 and $52,600, respectively.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months and six months ended June 30, 2006, was $10,400 and $4,000 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months and six months ended June 30, 2006 would have both been $(.01) if the Company had not adopted SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006, the Company changed its cash flow presentation in accordance with SFAS No. 123(R), which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

Modified Black-Scholes -Based Option Valuation Assumptions	2006
Fair value of options granted during the period	$26,000
Expected term (in years)	3.2
Expected volatility	226%
Weighted average volatility	226%
Expected dividend yield	0.0%
Risk-free rate	4.64%

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options granted under the Company’s stock option plans during the three month and six month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three year vesting period and forfeitures are recognized as they occur.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,658,800)	$(2,022,400)
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effects	(6,200)	(15,600)

Pro forma net income	$(1,665,000)	$(2,038,000)

Basic earnings per share as reported	$(.03)	$(.04)
Basic earnings per share pro forma	$(.03)	$(.04)
Diluted earnings per share as reported	$(.03)	$(.04)
Diluted earnings per share pro forma	$(.03)	$(.04)

The following table summarizes the stock option transactions for the six months ended June 30, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,324,000	$0.36	$ 6,200
Granted	100,000	$0.23	-
Exercised	-	-	-
Forfeited	125,000	-	-

Outstanding at June 30, 2006	1,299,000	$0.35	$ 6,200

Exercisable at June 30, 2006	986,000	$0.35	$ 6,200

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was zero.

3. INVESTMENT IN MARKETABLE SECURITIES

Cost and fair value of marketable securities as of June 30, 2006 are as follows:

4. OTHER LIABILITIES

Other liabilities as of June 30, 2006 consist of $226,100 of deposits from investors for which the Company owes 500,000 shares of common stock.

5. PUBLIC RELATIONS AGREEMENTS

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

Through December 31, 2005 the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date valued at $187,900. During the three months ended March 31, 2006, 201,100 shares valued at $134,200 were released in satisfaction of this payable. No shares were released during the three months ended June 30, 2006.

6. DUE TO STOCKHOLDERS

Stockholder payables consist of the following as of June 30, 2006:

Wages payable to stockholder employees

$88,700

Accrued vacation for stockholder employees

  10,000

$98,700

7. NOTES PAYABLE

In November 2005, the Company entered into a finance agreement for payment of its D&O insurance. The agreement calls for monthly payments of approximately $6,800 per month through August 2006. The balance payable as of June 30, 2006 was $13,300. Prepaid expenses as of June 30, 2006 includes $25,400 pertaining to the D&O insurance.

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000 and $7,300 of this discount was accreted during the six months ended June 30, 2006. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan.

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

In connection with the Debenture, the Company issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of common stock.  Pursuant to the terms of the Warrant, the Company received $95,000 as a prepayment towards the future exercise of Warrant Shares.

In May 2006, the Company returned to La Jolla Cove the aggregate advances of $125,000.  Management believed that due to substantially modified terms proposed for the transaction by La Jolla Cove, the parties failed to agree on the material terms and conditions of this proposed transaction.  The Company and La Jolla Cove subsequently mutually agreed not to pursue this transaction.

In the first quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 245,400 shares of free trading common stock valued at $82,000.

In the first quarter of 2006, the Company issued 12,800 shares of restricted common stock and 12,800 shares of free trading common stock valued at $10,000 for public relations payable.

In the first quarter of 2006, the Company issued 125,900 shares of restricted common stock and 125,900 shares of free trading common stock valued at $90,000 for services related to public relations.

In the second quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 613,600 shares of free trading common stock valued at $157,800.

In the second quarter of 2006, the Company issued 159,500 shares of restricted common stock and 159,500 shares of free trading common stock, valued at $83,200, for services related to public relations.

In the second quarter of 2006, the Company issued 17,700 shares of restricted common stock in satisfaction of accounts payable, valued at $5,300.

9. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock, for approximately $297,500, during the year ended December 31, 2005, and 886,000 shares, for approximately $260,200, during the six months ended June 30, 2006.

10. GOING CONCERN

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,355,500 for the six months ended June 30, 2006. The Company is in the ninth year of research and development, with an accumulated loss during the development stage of approximately $21,820,600. As of June 30, 2006, management is uncertain as to the completion date or if the product will be completed at all.

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

11. SUBSEQUENT EVENTS

During July 2006, pursuant to the investment agreement described in Note 9 above, the Company issued an aggregate of 624,971 shares of its common stock for approximately $105,000 in total consideration.

During July 2006, the Company also entered into agreements with various consultants for investor relations and investor awareness services. The Company paid for such services with a combination of $13,000 in cash, and an aggregate of 645,925 shares of free trading common stock valued at $85,231, and 45,925 shares of restricted common stock valued at $6,231.

During July 2006, the Company issued an aggregate of 40,000 shares of restricted common stock to one investor for $5,200 in cash.

On July 19, 2006, the Company signed a letter of intent (“LOI”) to acquire two ethanol production facility projects from EXL III Group Corporation (“EXL III”), an equity partner in ethanol plant ventures.  The Company will also enlist the services of Claude Luster III, the principal of EXL III, to serve as the president of a new subsidiary to be formed to develop the ethanol business.  The LOI provides that the Company will acquire the projects from EXL III for shares of restricted common stock.  In addition, the Company will enter into a Consulting Services Agreement with Mr. Luster.

During July 2006, the Company issued 100,000 shares of restricted common stock for cancellation of debt.

During August 2006, the Company issued an aggregate of 892,857 shares of restricted stock to two individuals for total cash consideration of $125,000.

During August 2006, the Company resolved its disagreement with La Jolla Cove Investors.  The parties executed a settlement agreement with mutual releases, and the Company paid $1,500 in cash to La Jolla Cove Investors.

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

During the six-month period ended June 30, 2005, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess, Langley Park Investments PLC ("Langley") and Pini Ben David ("Ben David"). In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process, and in March 2006, we entered into a loan transaction and received approximately $71,000 in net proceeds (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions).  We also have continued to raise funds through the sales of our capital stock through Regulation S under the Securities Act.  To date, we continue to seek alternative sources for capital.

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

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods. In August 2003, we filed another patent application covering improved platelet preservation methods.   In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled "Methods and Solutions for Storing Donor Organs" U.S. Patent No. 7,029,839, and in August 2006 we were granted our fourth patent, U.S. Patent No. 7,083,910, entitled “Preservation of Blood Platelets with Citrate.”  We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue.  In July 2006, we signed a letter of intent to acquire options to purchase two parcels of real estate, upon which we intend to develop two ethanol production facilities, from EXL III Group Corporation (“EXL II”), an equity partner in ethanol plant ventures.  The LOI provides that we will acquire the options from EXL III for restricted common stock.  We will also enter into a consulting services agreement with Claude Luster III, the principal of EXL III, who will serve as the president of a new subsidiary to be formed to develop the ethanol business.  The purpose of the acquisition is to generate revenues on a predictable timetable while our blood platelet preservation technology is awaiting human infusion tests.   Consummation of the acquisition and the consulting agreement is dependent upon a number of conditions precedent, including but not limited to acquiring the required financing, due diligence and negotiation of definitive agreements.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Revenues.  We did not generate any revenue in either of the three-month periods ended June 30, 2006 or 2005, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended June 30, 2006 were $635,500, a decrease from $1,605,900 for the three months ended June 30, 2005.  The decrease was due primarily to a significant decrease in public relations expenses to $270,000 for the three months ended June 30, 2006. We had public relations expenses of $1,118,300 for the comparable period in 2005. The public relations expenses for the three months ended June 30, 2006, resulted from public relations agreements with several consultants pursuant to which we provided cash and common stock as payment for public relations services. We valued the stock at fair market value on the date of issuance or as specified in the agreement.

We experienced an increase in stock-based compensation in the three months ended June 30, 2006 to $30,700, from $6,200 for the three months ended June 30, 2005. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.   For the foreseeable future, we anticipate that we will continue to issue stock-based incentives in the form of stock grants and/or options and warrants to employees and key consultants to retain the services of such key personnel during this crucial period when we are preparing submissions to the FDA to conduct human studies for platelets and to expand our organ preservation development effort.  We will also utilize non-cash compensation to retain the services of key personnel if we consummate definitive agreements with EXL for the ethanol projects described above.

We experienced a decrease in other general and administrative expenses to $334,800 for the three months ended June 30, 2006, from $481,400 for the comparable period in 2005.  This decrease was due to decreases in legal and professional fees and other expenses.

Research and Development.  Our research and development expenses were $32,500 for the three months ended June 30, 2006, a slight decrease from $52,100 for the comparable period in 2005.    This decrease was primarily due to our attempts to moderate research and development spending.  While we have resumed our infusion studies and organ preservation research, we believe that recent reduced payroll reductions have allowed us to maintain our scientific program to this point.  We are now preparing to accelerate our development efforts, utilizing our freezing technology, into cells as well as to continue with organs.  This will require additional research facility space in Michigan, which we anticipate will result in increased expenses in the future.  We have also recently formed a committee and have enlisted the services of an outside veterinarian to oversee our organ preservation experiments using animals.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the respective three month periods ended June 30, 2006 or 2005. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $9,900 during the three months ended June 30, 2006, due primarily to interest on certain accounts payable. We did not incur interest expense during the comparable period in 2005.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $677,900 for the three months ended June 30, 2006, from a net loss of $1,658,800 for the three months ended June 30, 2005. We had an unrealized loss of $27,600 on our investment in Langley securities during the three months ended June 30, 2005, resulting in a total comprehensive loss of $1,686,400 for the period.  Our net loss per share was $0.01 for the three months ended June 30, 2006, a decrease from $0.03 for the comparable period in 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Revenues.  We did not generate any revenue in either of the six-month periods ended June 30, 2006 or 2005, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the six months ended June 30, 2006 were $1,275,600, a decrease from $1,899,400 for the six months ended June 30, 2005.  The decrease was due primarily to a significant decrease in public relations expenses to $597,100 for the six months ended June 30, 2006. We had public relations expenses of $1,118,300 for the comparable period in 2005. The public relations expenses for the six months ended June 30, 2006, resulted from public relations agreements with several consultants pursuant to which we provided cash and common stock as payment for public relations services. We valued the stock at fair market value on the date of issuance or as specified in the agreements. During the six months ended June 30, 2006, we also released 201,100 shares valued at $134,200 in satisfaction of a payable from an agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provide shares of common stock as payment for advertising and promotional services.

We experienced an increase in stock-based compensation in the six months ended June 30, 2006 to $52,600, from $38,800 for the six months ended June 30, 2005. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.   For the foreseeable future, we anticipate that we will continue to issue stock-based incentives in the form of stock grants and/or options and warrants to employees and key consultants to retain the services of such key personnel during this crucial period when we are preparing submissions to the FDA to conduct human studies for platelets and to expand our organ preservation development effort.  We will also utilize non-cash compensation to retain the services of key personnel if we consummate definitive agreements with EXL for the ethanol projects described above.

We experienced a decrease in other general and administrative expenses to $625,900 for the six months ended June 30, 2006, from $742,300 for the comparable period in 2005.  This decrease was due to decreases in legal and professional fees and other expenses.

Research and Development.  Our research and development expenses were $74,500 for the six months ended June 30, 2006, a slight decrease from $96,000 for the comparable period in 2005.    This decrease was primarily due to our attempts to moderate research and development spending.  While we have resumed our infusion studies and organ preservation research, we believe that recent reduced payroll reductions have allowed us to maintain our scientific program to this point.   We are now preparing to accelerate our development efforts, utilizing our freezing technology, into cells as well as to continue with organs.  This will require additional research facility space in Michigan, which we anticipate will result in increased expenses in the future.  We have also recently formed a committee and have enlisted the services of an outside veterinarian to oversee our organ preservation experiments using animals.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the six months ended June 30, 2006, a decrease from $25,400 for the comparable period in 2005. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $12,000 during the six months ended June 30, 2006, due primarily to interest on certain accounts payable. We did not incur interest expense during the comparable period in 2005.   We also recognized $6,600 in the six months ended June 30, 2006 from the forgiveness of debt on an account payable converted to stock.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $1,355,500 for the six months ended June 30, 2006, from a net loss of $2,022,400 for the six months ended June 30, 2005. We had an unrealized loss of $3,200 on our investment in Langley securities during the six months ended June 30, 2006, resulting in a total comprehensive loss of $1,358,700 for the period.  In the six months ended June 30, 2005, we had an unrealized loss of $27,200 on our investment in Langley securities, resulting in a total comprehensive loss of $2,049,600.  Our net loss per share was $0.02 for the six months ended June 30, 2006, a decrease of $0.04 for the comparable period in 2005.

Liquidity and Capital Resources

Our operating plan for calendar year 2006 is focused on continued development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months. During the six-month period ended June 30, 2006, we received an aggregate of $724,400 from the issuance of common stock and $75,000 from borrowing on notes payable, compared to an aggregate of $552,700 received from the issuance of common stock in the six-month period ended June 30, 2005.  We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess, Ascendiant and Strategic Growth Ventures (see below) there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements. At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage of $21,820,600.  As of June 30, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

In addition, we have recently entered into a letter of intent to acquire options to purchase two parcels of real estate, upon which we intend to develop two ethanol production facilities.  The completion of these facilities, if the options are acquired, exercised and developed, will require significant additional capital.  We currently anticipate that we will require approximately $2 million to prepare the sites and obtain the necessary permits to commence construction of the two ethanol plants.  Additional long-term financing will be required to complete the construction of the facilities and to make them operational, currently estimated to be $150 million per 100 million gallon production capacity facility.  At the present time, we do not have the requisite capital, and have not entered into any agreements or understandings for such long-term financing.

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

During the six-month period ended June 30, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for the six-month period ended June 30, 2006 equaled $662,900 and consisted principally of our net loss of $1,355,500 plus decreases of $4,100 in accrued liabilities and $3,400 in other assets, offset by decreases of $30,900 in prepaid expenses, $539,100 in public relations expenses paid or to be paid in common stock, $52,600 provided by stock-based compensation, decreases of $68,700 in accounts payable, $7,300 in amortization of discount and loan fees on notes payable, and $1,500 in depreciation.  For 2005, cash used by operating activities equaled $450,900, and consisted of our net loss of $2,022,400 plus increases of $4,000 in prepaid expenses and decreases of $3,800 in accrued liabilities, offset by $282,500 in stock-based compensation, $1,118,200 in public relations expenses paid or to be paid from common stock, $700 in depreciation, increases of $2,900 in accounts payable, and $175,000 in other liabilities.

We did not utilize or receive cash from investment activities during the respective six months ended June 30, 2006, compared to a use of $11,000 for the comparable period in 2005 due to the purchase of fixed assets.

Cash flows from financing activities for the six-month period ended June 30, 2006 produced a net increase in cash of $692,600, consisting of $724,400 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $39,400 of principal payments on a note payable for directors and officers insurance and a decrease of $67,400 in amounts due to shareholders.   In the six months ended June 30, 2005, we had a net increase in cash of $416,700 from financing activities, comprised of $552,700 in proceeds from the issuance of common stock, offset by a decrease of $136,000 in amounts due to shareholders.

As of June 30, 2006, we had cash and cash equivalents amounting to $71,300, a decrease from the balance of $233,500 at June 30, 2005.  Our working capital deficit decreased to $639,600 at June 30, 2006, from $844,300 at June 30, 2005.  There were no material commitments for capital expenditures at June 30, 2006.

During 2005 and 2006, we pursued various alternatives for raising capital. We entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. Through June 30, 2006, we have issued an aggregate of 1,320,646 shares of common stock to Dutchess, for aggregate net proceeds of $556,620.  We intend to exercise additional puts under the Investment Agreement in the last half of 2006 to provide funding for our operations.

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

On August 6, 2006, Langley had a net asset value for its underlying portfolio of U.K. $0.28 per ordinary share, or an aggregate net asset value of U.K. $20,881,511 (U.S. $39,496,491, based on U.K. $1.00 = U.S. $1.891 on August 10, 2006).  Assuming that the downside protection (or "claw-back rights") had been exercised by Langley, this would represent a net asset value per ordinary share of U.K. $0.18, or an aggregate net asset value of U.K.$13,423,829 (U.S. $25,394,361).  We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected.  To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.12 per ordinary share on August 10, 2006), we have not sold any of our Langley ordinary shares.

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

In the second quarter of 2005, it came to our attention that shares of our common stock (the "Reg S Stock") may have been sold in Germany without our authorization, possibly in connection with the canceled Ben David certificates in order to halt these unauthorized issuances, we commenced an exchange offer (the “Offer”) in July 2005 to exchange one share of our common stock (the "New Stock") for each share of Reg S Stock outstanding before or upon the delisting date (the "Record Date") when the Reg S Stock is no longer tradable. The Offer covered an aggregate of 10,000,000 shares of our common stock, and was intended to reduce potential liability for the unauthorized issuances.  Holders of an aggregate of 9,591,592 shares of the Reg S stock forwarded certificates and required documents, leaving an aggregate of 408,408 shares outstanding.  On June 15, 2006, the registration statement for these shares of New Stock was declared effective by the Securities and Exchange Commission.

In March 2005, we entered into an agreement with Abernathy (which was subsequently amended in April 2005).  The Abernathy agreement provided that Abernathy would promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  The term of the Abernathy agreement was six months, subject to prior termination.  In consideration for the public relations services, we were required to issue compensation shares to Abernathy equal to 30% of the increase in buy volume of our common stock that was directly attributable to Abernathy. In addition, we were required to issue bonus shares to Abernathy equal to 10% of the increase in buy volume in the event that the sales price of our common stock as quoted on the NASD OTC Bulletin Board equaled or exceeded $0.25 per share.  We were required to place an aggregate of 3,000,000 free trading shares of common stock in escrow in advance of the services under the Abernathy agreement. Through June 30, 2006, we had issued all of these shares of common stock to Abernathy.

In June 2005, we entered into a second agreement with Abernathy for additional public relations consulting services and issued an additional 750,000 shares of free trading shares of common stock for these services, valued at $247,500. We also became obligated to issue an additional 899,500 shares to Abernathy as a bonus under this second agreement.  These shares will be issued at a future date.

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the NASD OTC Bulletin Board) after the initial five days of the agreement.   Through December 31, 2005, we released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements.  Additionally, we recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date, valued at $187,900. During the six months ended June 30, 2006, 201,100 shares valued at $134,000 were released in satisfaction of this payable.

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

In March 2006, we entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove Investors, Inc., a California corporation (“La Jolla Cove”).  Pursuant to the Agreement, La Jolla Cove agreed to purchase from us a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  Pursuant to the agreement terms, we received $30,000, the purchase price of the debenture.  In connection with the Debenture, we also issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of common stock.  Pursuant to the terms of the Warrant, we received $95,000 as a prepayment towards the future exercise of Warrant Shares.

In May 2006, we returned to La Jolla Cove the aggregate advances of $125,000.  Management believed that due to substantially modified terms proposed for the transaction by La Jolla Cove, the parties failed to agree on the material terms and conditions of this proposed transaction.  We and La Jolla Cove subsequently mutually agreed not to pursue this transaction.

We have also registered 20,000,000 shares of our common stock for use in raising capital   To date, we have issued a small number of these shares as consideration for services or debt cancellation.  Other than as set forth, however, we have not entered into any arrangement for the sale of these shares.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage (through June 30, 2006) of $21,820,600.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar years 2006 and 2005 is focused on development of our products. It is our estimate that a cash requirement of $2.5 million is required to support this plan for the next twelve months.  During the six-month period ended June 30, 2006, we received an aggregate of $724,400 from the issuance of common stock and $75,000 from borrowing on notes payable, compared to an aggregate of $552,700 received in the six-month period ended June 30, 2005.  We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess and other prospective funding sources, there can be no assurance that we will be successful in raising any additional capital pursuant to the Dutchess agreement or these other agreements.

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

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases.  We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The other rescinding holders were paid in full in cash prior to December 31, 2002. As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted, there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term in July 2006. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

ESTABLISHING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

Much of our ability to establish revenues and to achieve profitability and positive cash flows from operations will depend on the successful introduction of our products in development.  Products based on our technologies will represent new methods of treatment and preservation. Our prospective customers, including blood banks, hospitals and clinics, will not use our products unless they determine that the benefits provided by these products are greater than those available from competing products.  Even if the >advantage from our planned products is clinically established, prospective customers may not elect to use such products for a variety of reasons.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In January 2005, the United States Government and Harry Masuda, our Chief Executive Officer, entered into a deferred prosecution agreement calling for the dismissal of all charges against Mr. Masuda at the end of an 18-month deferred prosecution term   Such term expired, and the charges were dismissed, in July 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended June 30, 2006.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the second quarter of 2006, we issued an aggregate of 568,548 shares of common stock to investors in consideration for public relations services.  The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2006, we issued an aggregate of 8,237 shares of common stock to an investor in consideration for accounting and financial services.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
-------------	------------
31.01	Rule 13a-14(a)/15d-14a Certification

32.01	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: August 11 , 2006

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer