Form 10QSB
period 2006-09-30
HUMAN BIOSYSTEMS INC
filed 2006-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At September 30, 2006 the registrant had 77,608,200 outstanding shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of September 30, 2006...............................F-1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended September 30, 2006 and 2005,

the Nine Months Ended September 30, 2006 and 2005,

and the Period from February 26, 1998 (Inception) through September 30, 2006.............................F-2

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Nine Months Ended September 30, 2006..................................................................................F-3

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2006 and 2005,

and the Period from February 26, 1998 (Inception) through September 30, 2006….......................F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).....................................F5-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash				$ 78,400
Prepaid expenses				39,200
Investment in marketable securities				51,600
Total current assets				169,200

Fixed assets, net				7,000
Other assets				3,100

Total assets				$ 179,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable				$ 206,500
Accrued liabilities				65,800
Public relations payable				187,900
Due to stockholders				101,700
Total current liabilities				561,900

Long term liabilities
Notes payable, net of discount				13,500

Total liabilities				575,400

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 5,000,000 shares
authorized, no shares issued or outstanding				-
Common stock; no par or stated value; 145,000,000 shares authorized,
85,021,200	shares issued and	77,608,200	shares outstanding	22,310,700
Investment in marketable securities held in escrow				(51,600)
Accumulated other comprehensive loss				(44,100)
Accumulated deficit during development stage				(22,611,100)
Total stockholders' deficit				(396,100)

Total liabilities and stockholders' deficit	$ 179,300

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months	February 26, 1998
	ended	ended	ended	ended	(Inception) Through
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
#
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	52,900	411,500	105,500	450,300	4,325,700
Public relations	308,500	2,084,300	905,600	3,202,600	4,985,800
Other general and administrative expenses	382,200	46,500	1,008,100	788,800	7,644,400
Total general and administrative	743,600	2,542,300	2,019,200	4,441,700	16,955,900
Research and development	40,600	42,300	115,100	138,300	2,226,800
Sales and marketing	-	-	-	25,400	820,800

Total operating expenses	784,200	2,584,600	2,134,300	4,605,400	20,003,500

Loss from operations	(784,200)	(2,584,600)	(2,134,300)	(4,605,400)	(20,003,500)

Other income (expense)
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	-	-	(762,600)
Forgiveness of debt	3,200	80,100	9,800	80,100	107,300
Interest income	-	-	-	-	2,700
Interest expense	(7,900)	-	(19,900)	-	(693,900)

Loss before provision for income taxes	(788,900)	(2,504,500)	(2,144,400)	(4,525,300)	(22,602,300)

Provision for income taxes	1,600	-	1,600	1,600	8,800

Net loss	(790,500)	(2,504,500)	(2,146,000)	(4,526,900)	(22,611,100)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment in
marketable securities	(10,500)	25,200	(13,700)	(2,000)	(44,100)

Total comprehensive loss	$ (801,000)	$ (2,479,300)	$ (2,159,700)	$ (4,528,900)	$ (22,655,200)

Basic and diluted loss per common share	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.08)	$ (0.91)

Basic and diluted weighted average
common shares outstanding	75,305,439	60,871,400	71,167,573	56,261,437	24,952,526
#

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

							Accumulated	Accumulated
						Investment in	Other	Deficit During	Total
				Common Stock		Marketable	Comprehensive	Development	Stockholders'
				Shares	Amount	Securities	Loss	Stage	Deficit
Balance December 31, 2005				66,410,000	$ 19,718,800	$ (58,400)	$ (30,400)	$ (20,465,100)	$ (835,100)

Issuance of common stock for cash (net of offering costs of
$ 306,000),	weighted average price of		$0.16	3,461,200	546,700	-	-	-	546,700

Issuance of common stock to officers and directors for cash,
including services totaling $35,700			$0.18	892,900	160,700	-	-	-	160,700

Issuance of common stock for cash related to Investment Agreement,
weighted average price of			$0.21	2,237,000	480,400	-	-	-	480,400

Issuance of common stock for services, weighted average price of			$0.23	3,643,200	847,600	-	-	-	847,600

Issuance of common stock in satisfaction of accounts payable,
weighted average price of			$0.22	237,100	41,400	-	-	-	41,400

Issuance of common stock in satisfaction of other liabilities			$0.45	500,000	226,100	-	-	-	226,100

Issuance of common stock in satisfaction of public relations payables			$0.64	226,800	144,200	-	-	-	144,200

Conversion feature recorded as discount on note payable			-	-	75,000	-	-	-	75,000

Stock based compensation related to granting of options				-	69,800	-	-	-	69,800

Comprehensive loss, net of tax
Net loss				-	-	-	-	(2,146,000)	(2,146,000)
Unrealized loss on investment in marketable securities				-	-	6,800	(13,700)	-	(6,900)
Total comprehensive loss				-	-	-	-	-	(2,152,900)

Balance	September 30, 2006	(Unaudited)		77,608,200	$ 22,310,700	$ (51,600)	$ (44,100)	$ (22,611,100)	$ (396,100)

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months	Nine months	February 26, 1998
	ended	ended	(Inception) Through
	September 30, 2006	September 30, 2005	September 30, 2006
#
Cash flows from operating activities:
Net loss	$ (2,146,000)	$ (4,526,900)	$ (22,611,100)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Stock based compensation	105,500	450,300	4,290,000
Public relations - paid or to be paid in common stock	847,600	3,202,600	4,927,800
Depreciation	2,200	1,200	13,800
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization of discount and loan fees
on notes payable	13,500	-	788,300
Loss on investment in marketable securities	-	-	762,600
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	59,900	(6,200)	37,200
Change in other assets	(3,100)	-	(3,100)
Change in accounts payable	46,600	(80,200)	323,600
Change in accrued liabilities	600	600	175,200
Change in other liabilities	-	175,000	-
Net cash used by operating activities	(1,073,200)	(783,600)	(10,212,800)

Cash flows from investing activities:
Purchase of fixed assets	-	(11,000)	(20,800)
Net cash used by investing activities	-	(11,000)	(20,800)

Cash flows from financing activities:
Change in due to stockholders	(64,400)	(219,100)	963,600
Proceeds from issuance of common stock	1,152,100	795,100	8,817,800
Proceeds from borrowing on notes payable	75,000	-	398,100
Principal payments on notes payable	-	-	(97,400)
Principal payments on note payable for D&O	(52,700)	-	(65,400)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	1,110,000	576,000	9,925,200

Net increase (decrease) in cash	36,800	(218,600)	(308,400)

Cash, beginning of period	41,600	278,700	-

Cash, end of period	$ 78,400	$ 60,100	$ 78,400

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ 1,600	$ 6,400
Cash paid for interest	$ -	$ -	$ 12,900

Schedule of non-cash financing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 41,400	$ -	$ 41,400
Issuance of common stock in satisfaction of
public relations payable	$ 144,200	$ -	$ 144,200
Issuance of common stock in satisfaction of
other liabilities	$ 226,100	$ -	$ 226,100

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

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems and its wholly-owned subsidiary HBS BioEnergy. All significant intercompany transactions and balances have been eliminated in consolidation.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months and nine months ended September 30, 2006 was $52,900 and $105,500, respectively.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months and nine months ended September 30, 2006, was $4,000 and $18,400 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months and nine months ended September 30, 2006 would have been $(.01) and $(.03), respectively, if the Company had not adopted SFAS No. 123(R).

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

Modified Black-Scholes -Based Option Valuation Assumptions	2006
Fair value of options granted during the period	$31,700
Expected term (in years)	3.2
Expected volatility	226%
Weighted average volatility	216%
Expected dividend yield	0.0%
Risk-free rate	4.71%

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options, granted under the Company’s stock option plans during the three month and nine month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three-year vesting period and forfeitures are recognized as they occur.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(2,504,500)	$(4,526,900)
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effects	(5,400)	(21,900)

Pro forma net income	$(2,509,900)	$(4,548,800)

Basic earnings per share as reported	$(.04)	$(.08)
Basic earnings per share pro forma	$(.04)	$(.08)
Diluted earnings per share as reported	$(.04)	$(.08)
Diluted earnings per share pro forma	$(.04)	$(.08)

The following table summarizes the stock option transactions for the nine months ended September 30, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,324,000	$0.36	$6,200
Granted	135,000	$0.22	-
Exercised	-	-	-
Forfeited	125,000	$0.28	-

Outstanding at September 30, 2006	1,344,000	$0.36	$6,200

Exercisable at September 30, 2006	1,064,500	$0.36	$6,200

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was zero and $4,800.

3. INVESTMENT IN MARKETABLE SECURITIES

Cost and fair value of marketable securities as of September 30, 2006 are as follows:

     Permanent                                                Fair Value at

     Decline in    Unrealized                         September 30,

 Cost            Fair Value       Loss                2006

------------------------------------------------------------

Securities available for sale:

  Langley Park Investments PLC

$ 455,000     $ (381,300)    $(22,100)        $ 51,600

Securities held in escrow:

  Langley Park Investments PLC

 455,000        (381,400)      (22,000)            51,600

  ---------        -----------     ------------      -----------

$910,000     $ (762,700)    $(44,100)      $ 103,200

=======     ========   =======    =======

4. PUBLIC RELATIONS AGREEMENT

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

Through December 31, 2005 the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date valued at $187,900. During the three months ended March 31, 2006, 201,100 shares valued at $134,200 were released in satisfaction of this payable. No shares were released during the three months ended September 30, 2006.

5. DUE TO STOCKHOLDERS

Stockholder payables consist of the following as of September 30, 2006:

Wages payable to stockholder employees

$ 93,200

Accrued vacation for stockholder employees

     8,500

$101,700

=======

6. NOTES PAYABLE

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000 and $13,500 of this discount was accreted during the nine months ended September 30, 2006. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan.

7. COMMON STOCK

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

In March 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove Investors, Inc., a California corporation (“La Jolla Cove”).  Pursuant to the Agreement, La Jolla Cove agreed to purchase from the Company a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture). Pursuant to the agreement terms, the Company received $30,000, the purchase price of the debenture.

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

In the first quarter of 2006, the Company issued 45,000 shares of free trading common stock in satisfaction of accounts payable, valued at $15,800.

In the first quarter of 2006, the Company issued 12,800 shares of restricted common stock and 12,800 shares of free trading common stock valued at $10,000 for a public relations payable.

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

In the third quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with 1,500,000 shares of free trading common stock valued at $241,000.

In the third quarter of 2006, the Company issued 206,700 shares of restricted common stock and 206,700 shares of free trading common stock, valued at $67,500, for services related to public relations.

In the third quarter of 2006, the Company issued 74,400 shares of restricted common stock, valued at $9,300, in satisfaction of accounts payable.

In the third quarter of 2006, the Company issued 100,000 shares of free trading stock, valued at $11,000, for services.

In the third quarter of 2006, the Company issued 892,900 shares of restricted common stock to officers and directors for cash of $160,700, including services totaling $35,700.

In the third quarter of 2006, the Company issued 500,000 shares of free trading common stock in satisfaction of other liabilities, valued at $226,000.

8. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005 and 2,237,000 shares for approximately $480,400 during the nine months ended September 30, 2006.

9. ETHANOL AGREEMENTS

In September 2006, the Company and its wholly-owned subsidiary, HBS BioEnergy (“HBS Bio), entered into an Asset Purchase Agreement with EXL III Group Corporation (“EXL”).  EXL agreed to sell certain assets, including options to purchase certain property in Lumberton County, North Carolina, to HBS Bio.  In consideration for the options, HBS Bio will issue fifty thousand (50,000) shares of the Company’s common stock to EXL, which were placed in escrow in October 2006, and reimburse EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects.

The Company and HBS Bio also entered into a Consulting Services Agreement with EXL.  That agreement provides that EXL will supervise, manage, and coordinate the development, construction, and operation of up to three ethanol facilities.  The term of the agreement is two years from the effective date, with an option to extend the term for two additional years by mutual written agreement.

In consideration for its consulting services, EXL will receive an annual consulting fee of $199,000.  Upon the funding of the first ethanol facility, the annual consulting fee will increase to $224,000.  The consulting fee will increase again to $324,000 upon the funding of the second ethanol facility, and to $424,000 in the event a third ethanol facility is funded.

EXL will also be entitled to 3,450,000 shares of the Company’s common stock, which was placed in escrow in October 2006.  The Escrow Agreement provides that 1,000,000 shares of HBS common stock will be released to EXL upon the execution of certain agreements necessary for the development of the first ethanol facility, the submission of preliminary environmental and land use permits for the first ethanol facility, and the assignment and conveyance of the option to purchase the second facility.  An additional 1,000,000 shares will be released to EXL upon the acquisition of certain permits for the first facility and the execution of certain agreements necessary for development of the first facility, as well as the submission of preliminary environmental and land use permits for the second facility.  The 1,450,000 remaining shares will be released to EXL when a funding commitment for the first facility is obtained.  In the event funding for the first facility is not obtained within four months from the date on which the funding commitment is received, any shares still in escrow will be dispersed to HBS Bio and any shares previously released to EXL will be returned to HBS Bio.

Under the Consulting Services Agreement, the facilities will be funded by the Company according to a schedule, with $300,000 due upon closing of the Asset Purchase Agreement and additional amounts upon completion of certain milestones thereafter.  The Company will contribute $150,000 upon completing the following milestones: (1) raw product supply agreement for the first plant; (2) environmental services agreement for the first plant; (3) risk management agreement for the first plant; and (4) distilled grain marketing agreement for the first plant.  The Company will contribute an additional $150,000 upon completing the following milestones: (1) ethanol off take agreement for the first plant; (2) preliminary engineering study for the first plant; (3) land use permit submittal for the first plant; (4) environmental permits submittal for the first plant; (5) financial advisory services agreement or letter of interest from financial entity; (6) land option agreement for the second plant; and (7) fuel supply agreement for the first plant.  The Company will contribute an additional $400,000 upon reaching the following milestones: (1) utility services agreement for the first plant; (2) Phase I engineering and environmental for the first plant; (3) raw product supply agreement for the second plant; (4) environmental services agreement for the second plant; (5) risk management agreement for the second plant; and (6) distilled grain marketing agreement for the second plant.  The Company will contribute an additional $450,000 upon reaching the following milestones: (1) EPC Agreement and Phase II engineering for the first plant; (2) fuel supply agreement for the second plant; (3) utility services agreement for the second plant; (4) ethanol off take agreement for the second plant; (5) environmental permits submittal for the second plant; (6) preliminary engineering study for the second plant; (7) land use permit submittal for the second plant; (8) Phase I engineering and environmental studies for the second plant; (9) long term equity commitment for first plant (10) long term debt commitment for the first plant; (11) issuance of authority to construct permits for the first plant; and (12) final funding documentation for the first plant.  Finally, the Company will contribute $400,000 upon completing the following milestones: (1) EPC Agreement and Phase II engineering for the second plant; (2) long term equity commitment for the second plant; (3) long term debt commitment for the second plant; (4) final environmental permits for the second plant; (5) authority to construct permits for the second plant; and (6) final funding documentation for the second plant.

10. GOING CONCERN

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,146,000 for the nine months ended September 30, 2006. The Company is in the ninth year of research and development, with an accumulated loss during the development stage of approximately $22,611,100. As of September 30, 2006, management is uncertain as to the completion date or if the product will be completed at all.

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

Management's plan, in this regard, is to raise financing of approximately $4,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing research for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.  In 2005, in furtherance of its capital raising goals, the Company entered into an agreement with a financial advisor and placement agent for assistance with structuring, issuance and sale of the Company’s securities.

11. SUBSEQUENT EVENTS

During October 2006, pursuant to the investment agreement described in Note 8 above, the Company issued 358,100 shares of its common stock for approximately $43,603.

During October 2006, the Company also entered into agreements with various consultants for investor relations and investor awareness services. The Company paid for such services with an aggregate of 232,212 shares of common stock, of which 171,606 shares are free trading and 61,606 shares are restricted.

As of November 6, 2006, the Company entered into an agreement with another consultant for investor relations and investor awareness services. The Company paid for such services with an aggregate of 500,000 shares of common stock, of which 250,000 shares are free trading and 250,000 shares are restricted.

On November 6, 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a Promissory Note (the “Note”) with a face value of $1,200,000.  The net proceeds from this transaction, approximately $1,000,000, will be used for general working capital.  The Note matures on August 31, 2007.  Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts under the Investment Agreement (discussed above).  The first payment on the Note is due on December 6, 2006, and subsequent payments are due every 30 days thereafter.  There is no prepayment penalty.  If the face value is not paid in full by the maturity date or if any other event of default (as defined in the Note) occurs, the face value of the Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid off.   If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Note.  We have also issued to Dutchess 500,000 Holder Shares, which will carry piggyback registration rights and be included in our next registration statement.  In the event we do not register the shares at the next eligible registration, we must issue to Dutchess an additional 500,000 shares of common stock for each time a registration statement is filed and the shares are not included.

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

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  Although research continued in organ preservation, we were forced to suspend animal testing and human infusion testing in late 2003 due to a lack of funds.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock. In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non- critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

During the six-month period ended June 30, 2005, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess, Langley Park Investments PLC ("Langley") and Pini Ben David ("Ben David"). In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process, and in March 2006, we entered into a loan transaction and received approximately $71,000 in net proceeds.  In November 2006, we received a $1,000,000 loan from Dutchess to provide capital for the development of several ethanol production facilities (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions).  We also have continued to raise funds through the sales of our capital stock through Regulation S under the Securities Act.  To date, we continue to seek alternative sources for capital.

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

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees Centigrade for three months in our patent-pending HBS sub-zero solution. In October 2005, we successfully completed the initial phase of our survival studies of animals with transplanted kidneys preserved using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions.  Further recent studies using biochemical test markers have corroborated these studies.  In 2007, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade.

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

We also entered the alternative energy market through our wholly owned subsidiary, HBS Bio.  We believe the ethanol industry has substantial potential for growth, and as such entered into agreements with EXL III Group, Inc. (“EXL”) to develop several ethanol production facilities.  The purpose of these agreements is to develop ethanol facilities to generate revenues while our blood platelet preservation technology is awaiting human infusion tests.

We entered into an Asset Purchase Agreement with EXL effective September 1, 2006.  Pursuant to the Asset Purchase Agreement, EXL agreed to sell options to purchase certain property in Lumberton County, North Carolina, to HBS Bio.  In consideration for the options, HBS Bio issued fifty thousand (50,000) shares of the Company’s common stock to EXL and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects, discussed further below.

Also effective September 1, 2006, we entered into a Consulting Services Agreement with EXL.  That Agreement provides that EXL will supervise, manage, and coordinate the development, construction, and operation of up to three ethanol facilities.  The Consulting Services Agreement also provides that EXL’s President, Claude Luster, III, will have the title of President of HBS Bio during the term of the Agreement, and will report to HBS Bio’s Chief Executive Officer.  The term of the Agreement is two years from the effective date, with an option to extend the term for two additional years by mutual written agreement.

In consideration for its consulting services, EXL will receive an annual consulting fee of $199,000.  Upon the funding of the first ethanol facility, the annual consulting fee will increase to $224,000.  The consulting fee will increase again to $324,000 upon the funding of the second ethanol facility, and to $424,000 in the event a third ethanol facility is funded.

EXL will also be entitled to receive up to 3,450,000 shares of HBS common stock.  The stock will be placed in escrow, and to that end, HBS Bio, EXL, and Silicon Valley Law Group as escrow agent entered into an Escrow Agreement.  The Escrow Agreement provides that 1,000,000 shares of the Company’s common stock will be released to EXL upon the execution of certain agreements necessary for the development of the first ethanol facility, the submission of preliminary environmental and land use permits for the first ethanol facility, and the assignment and conveyance of the option to purchase the second facility.  An additional 1,000,000 shares will be released to EXL upon the acquisition of certain permits for the first facility and the execution of certain agreements necessary for development of the first facility, as well as the submission of preliminary environmental and land use permits for the second facility.  The 1,450,000 remaining shares will be released to EXL when a funding commitment for the first facility is obtained.  In the event funding for the first facility is not obtained within four months from the date on which the funding commitment is received, any shares still in escrow will be dispersed to HBS Bio and any shares previously released to EXL will be returned to HBS Bio.

Under the Consulting Services Agreement, the facilities will be funded by the Company according to a schedule, with $300,000 due upon closing of the Asset Purchase Agreement and additional amounts upon completion of certain milestones thereafter.  The Company will contribute $150,000 upon completing the following milestones: (1) raw product supply agreement for the first plant; (2) environmental services agreement for the first plant; (3) risk management agreement for the first plant; and (4) distilled grain marketing agreement for the first plant.  The Company will contribute an additional $150,000 upon completing the following milestones: (1) ethanol off take agreement for the first plant; (2) preliminary engineering study for the first plant; (3) land use permit submittal for the first plant; (4) environmental permits submittal for the first plant; (5) financial advisory services agreement or letter of interest from financial entity; (6) land option agreement for the second plant; and (7) fuel supply agreement for the first plant.  The Company will contribute an additional $400,000 upon reaching the following milestones: (1) utility services agreement for the first plant; (2) Phase I engineering and environmental for the first plant; (3) raw product supply agreement for the second plant; (4) environmental services agreement for the second plant; (5) risk management agreement for the second plant; and (6) distilled grain marketing agreement for the second plant.  The Company will contribute an additional $450,000 upon reaching the following milestones: (1) EPC Agreement and Phase II engineering for the first plant; (2) fuel supply agreement for the second plant; (3) utility services agreement for the second plant; (4) ethanol off take agreement for the second plant; (5) environmental permits submittal for the second plant; (6) preliminary engineering study for the second plant; (7) land use permit submittal for the second plant; (8) Phase I engineering and environmental studies for the second plant; (9) long term equity commitment for first plant (10) long term debt commitment for the first plant; (11) issuance of authority to construct permits for the first plant; and (12) final funding documentation for the first plant.  Finally, the Company will contribute $400,000 upon completing the following milestones: (1) EPC Agreement and Phase II engineering for the second plant; (2) long term equity commitment for the second plant; (3) long term debt commitment for the second plant; (4) final environmental permits for the second plant; (5) authority to construct permits for the second plant; and (6) final funding documentation for the second plant.

There is no guarantee that we will be able to complete development of any of the proposed ethanol facilities.  The development of the ethanol facilities will require additional capital.  If we are able to complete one or more of the proposed facilities, there is no guarantee that the facility will be able to generate sufficient revenue to fund our research and development activities, or any revenue at all.  At this time, we do not have an estimate of the time or the amount of funds that will be required to complete the ethanol facilities, but we believe it will cost at least $1,890,000, including our funding obligation under the Consulting Services Agreement and reimbursement to EXL under the Asset Purchase Agreement.  There will be additional costs, including but not limited to EXL’s consulting fee, which will differ depending on when certain facilities are funded and how long the project takes.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues.  We did not generate any revenue in either of the three-month periods ended September 30, 2006 or 2005, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended September 30, 2006 were $743,600, a decrease from $2,542,300 for the three months ended September 30, 2005.  The decrease was due primarily to a significant decrease in public relations expenses to $308,500 for the three months ended September 30, 2006, from $2,084,300 for the three months ended September 30, 2005.  This decrease is primarily due to the expiration and non-renewal of one large investor awareness program that was active during the previous nine month comparison period.

We experienced a decrease in stock-based compensation in the three months ended September 30, 2006 to $52,900, from $411,500 for the three months ended September 30, 2005. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.

We experienced an increase in other general and administrative expenses to $382,200 for the three months ended September 30, 2006, from $46,500 for the comparable period in 2005.  This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.

Research and Development.  Our research and development expenses were $40,600 for the three months ended September 30, 2006, a slight decrease from $42,300 for the comparable period in 2005.    This decrease was primarily due to our attempts to moderate research and development spending.  In the fourth quarter of 2003, due to a funding shortfall, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of 2005.  In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.  We believe that recent reduced payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the three months ended September 30, 2006, or for the comparable period in 2005. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $7,900 during the three months ended September 30, 2006, due primarily to interest on certain accounts payable. We did not incur interest expense during the comparable period in 2005.   We also recognized $3,200 in the three months ended September 30, 2006 from the forgiveness of debt on an account payable converted to stock, as compared to $80,100 for the same period in 2005.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $790,500 for the three months ended September 30, 2006, from a net loss of $2,504,500 for the three months ended September 30, 2005. We had an unrealized loss of $10,500 on our investment in Langley securities during the three months ended September 30, 2006, resulting in a total comprehensive loss of $801,000 for the period.  Our net loss per share was $0.01 for the three months ended September 30, 2006, a decrease from the loss per share of $0.04 for the comparable period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues.  We did not generate any revenue in either of the nine-month periods ended September 30, 2006 or 2005, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the nine months ended September 30, 2006 were $2,019,200, a decrease from $4,441,700 for the nine months ended September 30, 2005.  The decrease was due primarily to a significant decrease in public relations expenses to $905,600 for the nine months ended September 30, 2006, from $3,202,600 for the nine months ended September 30, 2005.  This decrease is primarily due to the expiration and non-renewal of one large investor awareness program that was active during the previous nine month comparison period.

We experienced a decrease in stock-based compensation in the nine months ended September 30, 2006 to $105,500, from $450,300 for the nine months ended September 30, 2005. From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in stock and 50% in shares or restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

We experienced an increase in other general and administrative expenses to $1,008,100 for the nine months ended September 30, 2006, from $788,800 for the comparable period in 2005.  This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.

Research and Development.  Our research and development expenses were $115,100 for the nine months ended September 30, 2006, a slight decrease from $138,300 for the comparable period in 2005.    This decrease was primarily due to our attempts to moderate research and development spending.  In the fourth quarter of 2003, due to a funding shortfall, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of 2005.  In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.  We believe that recent reduced payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the nine months ended September 30, 2006, a decrease from $25,400 for the comparable period in 2005. We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $19,900 during the nine months ended September 30, 2006, due primarily to interest on certain accounts payable. We did not incur interest expense during the comparable period in 2005.   We also recognized $1,600 in the nine months ended September 30, 2006 from the forgiveness of debt on an account payable converted to stock, as compared to $80,100 for the same period in 2005.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $2,146,000 for the nine months ended September 30, 2006, from a net loss of $4,526,900 for the nine months ended September 30, 2005. We had an unrealized loss of $13,700 on our investment in Langley securities during the nine months ended September 30, 2006, resulting in a total comprehensive loss of $2,159,700 for the period.  Our net loss per share was $0.03 for the nine months ended September 30, 2006, a decrease from the loss per share of $0.08 for the comparable period in 2005.

Liquidity and Capital Resources

Our operating plan for calendar years 2006 and 2007 is focused on continued development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months. During the nine-month period ended September 30, 2006, we received an aggregate of $1,152,100 from the issuance of common stock and $75,000 from borrowing on notes payable, compared to an aggregate of $795,100 received in from the issuance of common stock in the nine-month period ended September 30, 2005.  We are actively seeking additional funding. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities. Although we have entered into certain agreements with Dutchess, Ascendiant and Strategic Growth Ventures (see below) there can be no assurance that we will be successful in raising any capital pursuant to any of these agreements. At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage of $22,611,100.  As of September 30, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent certified public accountants, included in the Company’s 10-KSB for the fiscal year ended December 31, 2005, contains a paragraph regarding our ability to continue as a going concern.

During the nine-month period ended September 30, 2006, we continued to spend cash to fund our operations. Cash used by operating activities for the nine-month period ended September 30, 2006 equaled $1,073,200 and consisted principally of our net loss of  $2,146,000 plus decreases of  $3,100 in other assets, offset by increases of $847,600 in public relations expenses paid or to be paid in common stock, $105,500 provided by stock-based compensation, $59,900 in prepaid expenses, $46,600 in accounts payable, $600 in accrued liabilities, $13,500 in amortization of discount and loan fees on notes payable, and $2,200 in depreciation.  For 2005, cash used by operating activities equaled $783,600, and consisted of our net loss of $4,526,900 plus decreases of $80,200 in accounts payable and $6,200 in prepaid expenses, offset by $450,300 provided by stock-based compensation, $3,202,600 in public relations expenses paid or to be paid in common stock, $1,200 in depreciation, $600 in accrued liabilities, and $175,000 in other liabilities.

We did not utilize or receive cash from investment activities during the respective nine months ended September 30, 2006.  For the comparable period in 2005, we used $11,000 for the purchase of fixed assets.

Cash flows from financing activities for the nine-month period ended September 30, 2006 produced a net increase in cash of $1,110,000, consisting of $1,152,100 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $52,700 of principal payments on a note payable for directors and officers insurance and a decrease of $64,400 in amounts due to shareholders.  For the same period in 2005, cash flows from financing produced a net increase in cash of $576,000, consisting of $795,100 in proceeds from the issuance of common stock less $219,100 in amounts due to stockholders.

As of September 30, 2006, we had cash and cash equivalents amounting to $78,400, a slight increase from the balance of $60,100 at September 30, 2005.  Our working capital deficit decreased to $392,700 at September 30, 2006, from $844,100 at September 30, 2005.  As of September 30, 2006, we were materially committed to make certain expenditures as a result of our agreements with EXL relating to the development of ethanol production facilities, including $40,000 in reimbursement of EXL’s expenses for the options to purchase the Lumberton, North Carolina property, annual consulting fees to EXL of $199,000, which will be increased to $224,000 upon the funding of the first ethanol facility, $324,000 upon the funding of the second ethanol facility, and $424,000 in the event a third facility is funded, and funding commitments for ethanol facilities of up to $1,850,000, contingent on certain milestones in the development of the facilities.

During 2005 and 2006, we pursued various alternatives for raising capital. We entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000. We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. Through September 30, 2006, we have issued an aggregate of 2,686,604 shares of common stock to Dutchess, for aggregate net proceeds of $780,008.  We intend to exercise additional puts under the Investment Agreement in 2006 to provide funding for our operations.

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

On November 6, 2006, Langley had a net asset value for its underlying portfolio of U.K. $0.32 per ordinary share, or an aggregate net asset value of U.K. $23,864,584 (U.S. $45,601,406, based on U.K. $1.00 = U.S. $1.911 on November 12, 2006).   We had anticipated that the trust would traditionally trade at a discount to its net asset value; however, the discount has been more significant than we expected.  To date, due to the low trading price of the Langley stock on the London Stock Exchange (U.K. $0.14 per ordinary share on November 10, 2006), we have not sold any of our Langley ordinary shares.

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

Effective October 28, 2004, we entered into a loan agreement (the "Loan Agreement") with Pini Ben David, an individual who lives in Switzerland ("Ben David"). Ben David is not, and has not been during the past two years, an affiliate of us or any of our current or former affiliates. The Loan Agreement called for Ben David to loan us an aggregate of € 2,300,000 euros (the "Loan"). The Loan was to bear interest at the rate of three percent per annum, with payments of interest due monthly and all principal plus accrued but unpaid interest due and payable on November 1, 2007. Repayment of the Loan was secured by 23,000,000 shares of our common stock (the "Shares") issuable pursuant to Regulation S under the Securities Act. Pursuant to the Loan Agreement and an Escrow Agreement between Ben David and us, a certificate representing the Shares (the "Certificate"), containing a legend restricting transfer, was delivered to Ben David to hold until funds for repayment of the Loan were delivered to the escrow agent. We believe that the parties intended that when the loan funds were delivered by Ben David to the escrow agent, Ben David would also deliver the stock certificate to the escrow agent, who would disburse the funds and the certificates to the appropriate parties. The Loan Agreement also provided that it would terminate, and the Shares immediately returned to us, in the event that the Loan funds were not delivered to us by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). Pursuant to Ben David's request, we extended the date for receipt of Loan funds to December 23, 2004 and exchanged the certificate for three certificates (one to Ben David and one to each of two affiliates); however, no Loan funds were received by that date. On January 11, 2005, we instructed our transfer agent to cancel the Certificates, and notified Ben David that the Loan Agreement was cancelled and of no further force or effect. We did not incur any early termination penalties in connection with the cancellation of the Loan Agreement.

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

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the NASD OTC Bulletin Board) after the initial five days of the agreement. Through December 31, 2005, we released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements.  Additionally, we recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date, valued at $187,900. During the nine months ended September 30, 2006, 226,800 shares valued at $144,200 were released in satisfaction of this payable.

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

On November 6, 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a Promissory Note (the “Note”) with a face value of $1,200,000.  The net proceeds from this transaction, approximately $1,000,000, will be used for general working capital.  The Note matures on August 31, 2007.  Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts under the Investment Agreement (discussed above).  The first payment on the Note is due on December 6, 2006, and subsequent payments are due every 30 days thereafter.  There is no prepayment penalty.  If the face value is not paid in full by the maturity date or if any other event of default (as defined in the Note) occurs, the face value of the Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid off.   If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Note.  We have also issued to Dutchess 500,000 Holder Shares, which will carry piggyback registration rights and be included in our next registration statement.  In the event we do not register the shares at the next eligible registration, we must issue to Dutchess an additional 500,000 shares of common stock for each time a registration statement is filed and the shares are not included.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage (through September 30, 2006) of $22,611,100.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar years 2006 and 2005 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the nine-month period ended September 30, 2006, we received an aggregate of $1,152,100 from the issuance of common stock and $75,000 from borrowing on notes payable, compared to an aggregate of $795,100 received from the issuance of common stock in the nine-month period ended September 30, 2005.  We are actively seeking additional funding. There can be no assurance that the required additional financing will be available on terms favorable to us or at all. Although we have entered into certain agreements with Dutchess and other prospective funding sources, there can be no assurance that we will be successful in raising any additional capital pursuant to the Dutchess agreement or these other agreements.

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

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases.  We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The other rescinding holders were paid in full in cash prior to December 31, 2002. As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda following an 18-month deferred prosecution term, which ended in July 2006.  The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

RISK FACTORS RELATED TO OUR TISSUE PRESERVATION BUSINESS

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

WE MAY FAIL TO OBTAIN GOVERNMENT APPROVAL OF OUR PROCESSES.

The FDA regulates the commercial distribution and marketability of medical solutions and equipment.  In the event that we determine that these regulations apply to our proposed tissue preservation products, we will need to obtain FDA approval for such distribution.  The process of obtaining FDA approval may be expensive, lengthy and unpredictable.  We have not developed our products to the level where these approval processes can be started.  We do not know if such approval could be obtained in a timely fashion, if at all.  In the event that we do not receive any required FDA approval for certain products, we would not be able to sell such products in the United States.

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

Similarly, the ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as Archer Daniels Midland Company, or ADM, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc., and Abengoa Bioenergy Corp., have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, we are not currently producing any ethanol that we sell and therefore are unable to capture the higher gross profit margins generally associated with production activities. As a result, our competitors, who are presently producing ethanol, may have greater relative advantages resulting from greater capital resources due to higher gross profit margins. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

RISK FACTORS RELATED TO OUR PLANNED ETHANOL PRODUCTION BUSINESS

WE HAVE NO PRIOR EXPERIENCE IN THE DEVELOPMENT OR OPERATION OF ETHANOL PRODUCTION FACILITIES.

Effective September 1, 2006, we entered into the alternative energy market through our agreement with EXL, discussed above.  Prior to that time, we had not been involved in any aspect of the alternative energy or ethanol production industries.  Although we have retained the services of EXL pursuant to the Consulting Services Agreement, EXL has only participated in the development of one ethanol production facility (which development has not yet been completed).  There can be no assurance that we will be successful in developing any ethanol production facilities or operate them profitably.  We have not generated revenues since our inception and we may never achieve profitability.

THE COST OF DEVELOPING OUR ETHANOL PRODUCTION FACILITIES COULD INCREASE SIGNIFICANTLY, REQUIRING ADDITIONAL CAPITAL.  WE MAY NOT BE ABLE TO RAISE ALL OF THE CAPITAL REQUIRED TO FUND THE DEVELOPMENT OF ETHANOL PRODUCTION FACILITIES.

We have estimated the total cost of developing two ethanol production facilities at approximately $2,000,000 based on a budget provided by EXL.  There can be no assurance that the final cost of the facilities will not be higher.   Certain events and conditions, such as delays, change orders and site conditions that may differ from what we expect could lead to significant increases in our project costs.  Delays and changes are not uncommon in construction projects.  We may modify or change the location of the ethanol facilities if we run into problems or delays at our planned sites.  Increases in the estimated costs of our ethanol production facilities would require us to obtain additional financing, which may be difficult to obtain on favorable terms, if at all.  See “We Require Immediate Additional Capital” above.

DELAYS IN CONSTRUCTING OUR ETHANOL PRODUCTION FACILITIES MAY HINDER OUR ABILITY TO TIMELY COMMENCE OPERATIONS.

Delays in completing the construction of our ethanol production facilities could occur because of, among other things, acts of God, defects in material or workmanship, labor or material shortages, permitting or zoning delays, failure to locate or reach acceptable agreements for the real property upon which our facilities will be built, changes in the location of our proposed facilities for a variety of reasons, or the need to obtain additional capital.  We have developed what we believe to be a reasonable timetable for completing the facilities.  Our schedule depends on the accuracy of the assumptions underlying our plan of operations, and these assumptions are based upon agreements and plans that we have not yet begun to negotiate or are not yet final or executed.  These include, among others, our construction schedule, obtaining appropriate sites on acceptable terms, our ability to obtain necessary permits, and our ability to secure third party purchasers or marketers for our products before the ethanol plant is completed.   There can be no assurance that we can reach acceptable terms for any of these agreements, or that the plans will materialize according to our assumptions.  Any of these could delay completion of the ethanol production facilities.  Delays will hinder our ability to timely commence operations and generate revenue.

WE WILL DEPEND ON CONTRACTORS AND OTHERS TO CONSTRUCT OUR ETHANOL PRODUCTION FACILITIES, AND ANY DEFECTS IN MATERIAL, WORKMANSHIP OR DESIGN WILL HINDER OUR ABILITY TO OPERATE THE FACILITIES.

We will depend on the services of third party contractors and others to design and build our ethanol production facilities.  We have not entered into any agreements with such contractors or third parties, and there can be no assurance that we will reach agreements with any of them.  We anticipate that these contractors and third parties will be involved with other ethanol projects.  Such involvement may take time and attention away from our project, which could delay the completion and start-up operation of our ethanol production facilities.  Defects in material, workmanship or design are not uncommon in construction projects such as ours.  We will rely on our contractors and third party service providers to address any such deficiencies.  Any such failures could cause a delay or halt in operations, which could damage our ability to generate revenues from ethanol production.

IF THE EXPECTED INCREASE IN ETHANOL DEMAND DOES NOT OCCUR, OR IF THE DEMAND FOR ETHANOL DECREASES, THERE MAY BE EXCESS CAPACITY IN OUR INDUSTRY.

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 4.8 billion gallons per year at June 2006 according to the Renewable Fuels Association, or RFA. In addition, there is a significant amount of capacity being added to our industry. We believe that approximately 2.0 billion gallons per year of production capacity is currently under construction. This capacity is being added to address anticipated increases in demand. Moreover, under the United States Department of Agriculture’s CCC Bioenergy Program, which expired September 30, 2006, the federal government made payments of up to $150 million annually to ethanol producers that increase their production. This created an additional incentive to develop excess capacity. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.

CORN PRICES WILL FLUCTUATE AND COULD INCREASE SIGNIFICANTLY IN THE FUTURE, WHICH WILL INCREASE OUR OPERATING RESULTS IF WE CANNOT PASS ON ANY OF THE INCREASED COSTS TO OUR CUSTOMERS.

We will require significant amounts of corn to produce ethanol.  The price of corn, as with most other crops, is affected by weather, disease, changes in government incentives, demand and other factors.  A significant reduction in the supply of corn, or an increase in the demand for corn, could result in higher corn prices.  There is little correlation between the price of corn and the price of ethanol, and therefore increases in corn prices would most likely reduce our profit margin.  Substantial increases in the price of corn in 1996 caused some ethanol plants to temporarily cease production or operate at a loss.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.  If corn prices increase, our production costs will increase and our profit margins will decrease because we may not be able to pass any of the increased costs on to our customers.

THE ETHANOL AND ALTERNATIVE FUEL INDUSTRIES ARE EXTREMELY COMPETITIVE, AND WE MAY NOT HAVE SUFFICIENT RESOURCES TO COMPETE.

Competition in the ethanol industry is intense.  We will face competition from other companies seeking to develop large-scale ethanol facilities.  Many of these developers have significantly more experience and financial and other resources than us.  In addition, our ethanol production facilities will compete with those of other ethanol producers, many of whom are more experienced and have access to greater financial resources.  Some of these producers will be capable of producing a significantly greater amount of ethanol and will compete with us for corn and product markets.  Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry.  We may also compete with ethanol that is produced or processed in certain countries in Central America and the Caribbean, Brazil and other countries.  Although tariffs presently impede large imports of Brazilian ethanol into the United States, low production costs, other factors or tariff reductions could make ethanol imports from various countries a major competitive factor in the United States.

In addition, we will compete against producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether or MTBE.  Many major oil companies produce MTBE and strongly support its use because it is petroleum-based.  These major oil companies have substantial resources to market MTBE, to develop alternative products and to influence legislation and the public’s perception about the relative benefits of MTBE and ethanol.  These companies also have resources to build plants and begin producing ethanol should they choose to do so.  We may not have sufficient resources to compete against the ethanol and other fuel additive producers in the industry.

TECHNOLOGICAL ADVANCES COULD SIGNIFICATLY DECREASE THE COST OF PRODUCING ETHANOL OR RESULT IN THE PRODUCTION OF HIGHER QUALITY ETHANOL, AND IF WE ARE UNABLE TO ADOPT OR INCORPORATE TECHNOLOGICAL ADVANCES INTO OUR OPERATIONS, OUR PROPOSED ETHANOL PLANT COULD BECOME NONCOMPETITIVE OR OBSOLETE.

We anticipate that technological advances in the processes and procedures for producing ethanol will continue to occur.  It is possible that those advances could decrease the cost of producing ethanol or result in the production of higher quality ethanol.  If we are unable to adopt or incorporate these technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our ethanol plant to become uncompetitive.  In addition, alternative fuels, additives and oxygenates are continually under development.  Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol.  It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol.  Any of these factors could have a material adverse effect on our business or financial condition.

WE MAY EXPERIENCE PROBLEMS IN SELLING OUR ETHANOL.

We do not intend to hire a sales staff to market our ethanol.  We expect to enter into agreements with third party distributors to market and sell our ethanol; however, we have not yet reached any such agreements or understandings.  If we are unable to secure the services of third party distributors, we will not have any readily available means to sell our ethanol.

COMPETITION FOR QUALIFIED PERSONNEL IN THE ETHANOL INDUSTRY IS INTENSE, AND WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED MANAGERS OR EMPLOYEES.

When completion of our ethanol production facilities nears completion, we will need a significant number of employees to operate the facilities.  Our success will depend in part upon our ability to attract and retain qualified personnel to a rural community.  Competition for employees in the ethanol industry is intense.  We cannot assure you that we will be able to attract and retain qualified personnel.

THE ETHANOL INDUSTRY IS HIGHLY DEPENDENT UPON A MYRIAD OF FEDERAL AND STATE LEGISLATION AND REGULATION AND ANY CHANGES IN SUCH LEGISLATION OR REGULATION COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The elimination or significant reduction in the Federal Excise Tax Credit could have a material adverse effect on our results of operations.

The production of ethanol is made significantly more competitive by federal tax incentives. The Federal Excise Tax Credit, or FETC, program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 tax credit for each gallon of ethanol used in the mixture. The FETC may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the FETC could have a material adverse effect on our results of operations.

Waivers of the Renewable Fuels Standard minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Under the Energy Policy Act of 2005, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the Renewable Fuels Standard, or RFS, mandate with respect to one or more states if the Administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. In addition, the Department of Energy was directed under the Energy Policy Act of 2005 to conduct a study by January 2006 to determine if the RFS will have a severe adverse impact on consumers in 2006 on a national, regional or state basis. Based on the results of the study, the Secretary of Energy must make a recommendation to the EPA as to whether the RFS should be waived for 2006. Any waiver of the RFS with respect to one or more states or with respect to 2006 would adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Policy Act of 2005 imposes the RFS, it does not mandate the use of ethanol and eliminates the oxygenate requirement for reformulated gasoline in the Reformulated Gasoline Program included in the Clean Air Act.

The Reformulated Gasoline, or RFG, program’s oxygenate requirements contained in the Clean Air Act, which, according to the RFA, accounted for approximately 2.0 billion gallons of ethanol use in 2004, was completely eliminated on May 5, 2006 by the Energy Policy Act of 2005. While the RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS, the RFS is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. The elimination of the oxygenate requirement for reformulated gasoline in the RFG program included in the Clean Air Act may result in a decline in ethanol consumption in favor of other alternative fuels, which in turn could have a material adverse effect on our results of operations and financial condition.

WE MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL, HEALTH AND SAFETY LAWS, REGULATIONS AND LIABILITIES.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. In addition, we expect to make, significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under certain environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial position.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended September 30, 2006.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In August 2006, we issued 63,043 shares of common stock to an investor in consideration for an agreement to cancel a debt in the amount of $7,250. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

Also in August 2006, we issued 842,857 shares of common stock to investors in consideration for cash in the amount of $125,000 to fund our operations.  The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2006, we issued an aggregate of 3,536,656 shares of common stock to investors in consideration for public relations services. We also issued 11,363 shares of common stock in exchange for accounting and financial services during the third quarter.  These issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

In September 2006, pursuant to the Asset Purchase Agreement with EXL, we issued 3,450,000 shares of common stock, placed in escrow pending certain events throughout the development of three ethanol facilities. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933, as amended and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to the Company and HBS Bio that the shares were being acquired for investment purposes.

In November 2006, we issued 500,000 shares of common stock to a lender in connection with a lending transaction.  This issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investments, who represented to the Company and HBS Bio that the shares were being acquired for investment purposes.

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

Date: November 14, 2006

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer