Form 10KSB
period 2006-12-31
HUMAN BIOSYSTEMS INC
filed 2007-04-02
CIK 1070181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year:  No revenues for the fiscal year ended December 31, 2006.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the average of the bid and asked price of the common stock as of March 30, 2007, was $5,712,403.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 99,169,163 shares of common stock outstanding as of March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required under Item 9, and information required under Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

TABLE OF CONTENTS

PART I

PAGE

Item 1. Description of Business...........................................................

       4

Item 2. Description of Property............................................................

      27

Item 3. Legal Proceedings...................................................................

      27

Item 4. Submission of Matters to a Vote of Security Holders..............

      28

PART II

Item 5. Market for Common Equity and Related Stockholder Matters......

     28

Item 6. Management's Discussion and Analysis or Plan of Operation.......

     30

Item 7. Financial Statements......................................................................

     F-1

Item 8. Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure................................................................

     42

Item 8A.Controls and Procedures.............................................................

     42

Item 8B. Other Information…………………………………………                                    42

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance With Section 16(a)

of the Exchange Act ………………………………................                          43

Item 10. Executive Compensation.............................................................

     44

Item 11. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters ...........................................

     44

Item 12. Certain Relationships and Related Transactions and Director

Independence ………………………....................................                             44

Item 13. Exhibits .....................................................................................

     45

Item 14. Principal Accountant Fees and Services...................................

     47

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

ITEM 1. DESCRIPTION OF BUSINESS

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and issue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the U.S. Food and Drug Administration ("FDA") in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings.  In addition, delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests.  Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  We have completed in-vitro tests at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  Additional approvals to commence human in-vivo studies will be required from the test center’s internal review board and from the FDA.  We are now in the process of obtaining such approvals and have submitted data to the FDA.  The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

Our potential customers include blood banks, hospitals, clinics, and similar organizations.  We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders and institutions.

In August 2006, we also entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  HBS Bio intends to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.

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

During the fiscal years ended December 31, 2004, 2005 and 2006, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess Private Equities Fund II, LP ("Dutchess"), Langley Park Investments PLC (“Langley”), Pini Ben David (“Ben David”) and Ascendiant Capital.  In November 2006, we received a $1,000,000 loan from Dutchess to provide capital for the development of several ethanol production facilities (see “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” below for detailed descriptions of all of these transactions).  We have continued to raise funds through the sales of our capital stock through Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).  We have also registered 20,000,000 shares of our common stock for use in raising capital.  Through December 31, 2006, we have issued an aggregate of 6,474,873 of these shares.    To date, we continue to seek alternative sources of capital.

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue while our blood platelet preservation technology is awaiting commercialization.  For example, in 1998 we purchased the patents for a vaginal disease test product titled Phemtest, and in September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties.  There is no guarantee that we will be able to develop a marketable product based on either the test product or the cream.  Development of either product will require additional research and development as well as additional capital.  At this time, we do not have an estimate of the time or the amount of funds that would be required to produce and market either product.  We have decided for now to allocate our resources to the development of our preservation systems for donor organs and platelets, and to fund HBS Bio’s operations.

Our Platelet and Organ Preservation Business

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

One test marker used to predict platelet survival after infusion is the morphology or the platelet shape.  Platelets that maintain their discoid shape are more likely to survive longer after transfusion than platelets that change their shape.  Historically, platelets stored at refrigerated temperatures for more than a few hours change their shape from discoid to spherical. It has been found that such platelets are removed from circulation by the body within hours after a transfusion and thus are not acceptable for cancer patients who have undergone chemotherapy.  Other test markers have been employed in in-vitro tests conducted in 2006 to further predict survival after transfusion.

We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting population of platelets remain discs after 24 hours of refrigeration.  We have successfully stored blood platelets for ten days under refrigeration while maintaining cell structure and some morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings.  In addition, delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests.  Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  We have completed in-vitro tests at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  Additional approvals to commence human in-vivo studies will be required from the test center’s internal review board and from the FDA.  We are now in the process of obtaining such approvals and have submitted our test data to the FDA.  The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

Using our Platelet Preservation System, blood platelet preservation is achieved by storing the platelets under refrigeration utilizing a proprietary process and solution to maintain cell function viability and morphology. The objective of our technology is to maintain high quality platelets for a longer period of time than is currently possible using conventional methods to decrease outdating and improve availability of product to a broad geographic area.

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods.  In August 2003, we filed another patent application covering improved platelet preservation methods.  In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled “Methods and Solutions for Storing Donor Organs”, U.S. Patent No. 7/029,839.  As of March 2007, the U.S. Patent Office has granted us five patents for our organ, cell and platelet preservation technologies.  We anticipate filing additional patent applications relating to platelet preservation in the future, as soon as we have the capital to do so.  We believe that these additional patent applications, if and when filed, should strengthen our competitive position in the platelet preservation marketplace.  We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We intend to continue the development of our Platelet Preservation System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum.  Although we believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures, we have decided to focus on the refrigeration of platelets because blood centers typically are limited in space and budget, and our market studies show that most platelets used commercially would be consumed within the limits of our refrigeration preservation technology..

The HBS System for Preservation of Organs

Although we believe that our basic approach used to store platelets could also be applied to the preservation of organs such as the kidney, heart and liver, we have developed a new approach to preserving donor organs independent of our platelet preservation technology.  We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. In our most recent preliminary tests, we successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees centigrade for three months in our patent-pending HBS sub-zero solution.  In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions. Further recent studies using biochemical test markers have corroborated these studies.  In 2007, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade and continue freezing experiments on organs and islet cells.

Our Renewable Energy Business

In 2006, we entered the renewable energy business through our wholly-owned subsidiary, HBS Bio.   HBS Bio intends to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.

We have assembled a highly qualified team with extensive experience in the ethanol and biodiesel industry for the purpose of locating, constructing and operating United States-based biofuel facilities using cutting edge technologies with a risk-mitigated business model.  This model addresses an established, rapidly growing market partially driven by substantial governmental incentives with a large and growing disparity between supply and demand.  We use industry professionals with strong track records in all strategic and tactical aspects such as facility location and logistics, plant construction and operations, raw material and energy procurement, and biofuel sales.  We have identified properties that we believe are excellent sites for ethanol and/or biodiesel plant locations and are seeking financing to stage these properties sufficiently to obtain financing for the construction and operations of the biofuel facilities.

Strategy

Our strategy is first to seek initial capital to secure rights to selected properties, prepare plant construction specifications and lock in raw material acquisition and biofuel sales access prior to committing significant additional capital.  We believe this provides risk mitigation by helping insure that key financing variables are substantially determined and that the requisite return on investment can reasonably be met prior to plant construction.  We will then raise sufficient capital of approximately $200 million to $250 per plant project to complete construction, commercialize the biofuel production and provide a path to profitability.

Market Opportunity/Demand

The use of ethanol and biodiesel produced in the U.S. fuel marketplace helps lower gasoline and diesel prices by expanding supplies and reducing the need for importing expensive, high-octane, petroleum-based gasoline components or more crude oil from unstable parts of the world.  Ethanol is also currently the only oxygenate that can reduce emissions sufficiently to meet EPA clean air standards.  Since ethanol helps in meeting EPA regulations and is the only environmentally friendly and readily available renewable fuel, we believe the outlook for continued growth in demand is likely.

In 2006, an estimated 5.0 billion gallons of ethanol were produced in the US, up from 3.9 billion gallons the previous year.  In his January 2007 State of the Union speech, the President mandated minimum alternative and renewable fuel usage of seven times the current consumption, which projects to approximately 35 billion gallons per year, be achieved within the next ten years.   If the industry continues with its current ethanol production trend, by 2017 it will be producing less than half the minimum level called for.

The proposed Biofuels Security Act of 2007 provided:

•

An amplified Renewable Fuels Standard (RFS) with aggressive, yet attainable new benchmarks for ethanol and biodiesel use: 30 billion gallons per year by 2020 and 60 billion gallons per year by 2030.

•

A requirement to increase the availability of Flexible Fuel Vehicles (FFVs) by ten percent annually beginning this year, with a target of having all U.S. automobiles E85-compatible (gasoline mixture containing 85% ethanol) by 2017.

•

A requirement to increase the availability of E85 ethanol fuel each year, resulting in the major oil companies carrying E85 at half of their gas stations by 2017.

In the first quarter of 2007, HBS Bio formed a joint venture with Dairy Development Group to convert waste to power for a proposed ethanol plant.

Operations and Facilities

Platelet and Organ Preservation

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

While limited platelet experiments have been conducted under contract at the Sacramento Blood Foundation in California in prior years, we accelerated testing efforts in 2001 to validate the results obtained at our Russian facility.  In September 2002, Puget Sound Blood Center agreed to conduct human blood platelet research studies utilizing our platelet preservation technologies.  The preliminary studies leading to human infusion began in October of 2002, but were suspended in the fourth quarter of 2003 due to a funding shortfall.  We have made certain changes in our solution in order to prepare for human infusion, and resumed testing in February 2005.  In-vitro test results obtained in September 2005, as part of the human infusion studies, supported our earlier test results which we view as positive.  Test results obtained at a second independent laboratory in 2006 were consistent with results of the first study.  The next step requires the infusion of platelets into human test subjects, which may require an FDA license in addition to internal approvals.  See "Business - Test Results" for more information.

Renewable Energy Business

We have assembled a team of industry professionals with strong track records in all strategic and tactical aspects such as facility location and logistics, plant construction and operations, raw material and energy procurement, and biofuel sales.  This team is in the process of identifying properties for potential plants; however, to date we have not entered into any agreements or understandings for the acquisition of a particular property.

Research and Development

Platelet and Organ Preservation Business

We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market.  Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.  In the year ended December 31, 2006, we spent $165,700 on research and development, compared to expenditures of $182,900 for the year ended December 31, 2005.  None of these costs were born directly by customers.

We have previously developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products, but have now compressed that into two phases.  The first phase starts with the creation of a platelet preservation product that will store platelets under refrigeration for seven to nine days using our proprietary solution by itself.   The second phase is the market introduction of our Platelet Preservation System utilizing our freezing technology being developed for the preservation of organs and cells now being tested at our Michigan research facility.    We are currently in the first phase of our strategy for platelets and the second phase for donor organs.   The anticipated time spent in this phase has been extended by our need for additional capital.  We are now proceeding with organ preservation research concurrently with platelet studies.

Governmental approval for human testing will be required for each of these phases of development.  Our plan is to obtain the necessary approvals for each phase.

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

Organ Preservation

This effort will incorporate storage of organs involving experiments with animal organs to demonstrate our ability to harvest, store and transplant organs that have been preserved at various temperatures ranging from plus 4 degrees Centigrade to sub-zero temperatures. The goal is to achieve a level of physical condition and viability of these organs that is equal to or superior to present storage methods and storage times.  In addition, we plan to develop a process that will reduce the need for anti-rejection drugs after transplantation.  The development process will include the development of proprietary solutions, cooling methods to protect organs from freezing at sub-zero storage temperatures.

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

We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005. In vitro-test results obtained in September 2005, as part of the human infusion studies, supported our earlier test results which we view as positive. In 2006, we completed the pre-human infusion tests at the second independent laboratory with consistent and encouraging results.  The next step requires the infusion of platelets into human test subjects, which may require an FDA license in addition to internal approvals. We are now in the process of obtaining such approvals and have submitted our test data to the FDA.    The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. We successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees centigrade for three months in our patent-pending HBS sub-zero solution.  In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and we were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we recently resumed our organ preservation research and accelerated the number of animal organ preservation experiments as compared to the prior schedule. We also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade. Recent survival studies on animals with kidneys stored in the HBS-AZ solution showed an 80% survival rate versus 10% for the HTK (European solution). Further recent studies using biochemical test markers have corroborated these studies.  We moved into our new research facility in March 2007 and have acquired more space and specialized equipment to conduct freezing tests on organs and islet cells.

Renewable Energy Business

We intend to utilize the latest production methodologies which also process multiple feed stocks.  This includes process technology that will produce higher value byproducts suitable for the human market.  We are also exploring non-grain crops.  Our processes, which include a novel gasification system, are capable of producing lower cost, higher yield biofuel products.

Product Development

Platelet and Organ Preservation Business

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

Renewable Energy Business

HBS Bio is currently seeking financing to stage approximately ten biofuel plant projects.  Such staging includes securing property rights, determining the availability of requisite natural gas and electrical energy sources, obtaining ready access to biofuel shipping and feedstock, insuring that there are no regulatory, jurisdictional or other constraints, and preparing complete engineering specifications.  We currently estimate that this will cost approximately $2 million per biofuel plant project.  Once a project is properly staged, we believe that we will be able to obtain construction financing on a plant by plant basis.  We currently estimate that each plant will require between $200 million to $250 million dollars.

Distribution, Sales and Customers

Platelet and Organ Preservation Business

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

Renewable Energy Business

We intend to market our biofuels to customers in major metropolitan and rural areas in the United States.   As we move closer to the production phase for our biofuel plants, we will develop more detailed distribution and sales plans.

Sources and Availability of Raw Materials

Platelet and Organ Preservation Business

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

Renewable Energy Business

Corn has been the primary feedstock for ethanol production.  Corn supply has limitations based on limited committed acreage due to higher sales prices for alternative farm products such as soy beans.  With either limited acreage or upward price pressure on corn stock, new production facilities will need to be able to process other feedstock to meet ethanol production targets within reasonable cost ranges.  Our facilities will be designed with the capability of utilizing more than one grain base commodity and be upgradeable to biomass or non-grain conversion technology with minimal capital expenditures.

Competition

Platelet and Organ Preservation Business

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

LifeCell Corporation has developed technology for preserving a variety of cell types including platelets and red blood cells, and is attempting to obtain FDA approval for extending the storage time of blood platelets using cryo- preservatives.  Cerus Corporation has developed a viral inactivation product for platelets that is intended to eliminate or reduce viral testing requirements.  To our knowledge, this product is no longer being pursued as a platelet product in the U.S.   These products if approved could have a material adverse impact on the market for extending platelet storage times using our technology.  We believe that most, if not all, of our competitors use toxic chemicals such as Dimethyl Sulfoxide (DMSO) to preserve platelets, and store organs and other biologic material.  It is our intent to achieve longer preservation of such material and provide higher quality material by using non-toxic solutions and by storing the biologic material at refrigerated temperatures for moderate storage times and below the freezing point of water, without destroying the cellular integrity of the material, for longer storage times.  We also believe that our approach will be inexpensive in comparison to alternative preservation methods because the toxic solutions used by our competition must be removed from the material before use in most cases.  The solution we use for platelet preservation is intended to be directly usable.

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

Renewable Energy Business

MTBE was ethanol’s primary competition.  However, due to health care risks, it is being eliminated from the market. The California, New York and Connecticut MTBE bans have resulted in unprecedented growth trends for ethanol usage in those states.  Currently there are 113 ethanol production facilities in the U.S. and 71 more under construction.  Dozens more are in various stages of planning.  According to the FTC, 90 different firms were operating ethanol biorefineries by mid-October 2006.  That is an increase of 15 firms from a year ago. The FTC goes on to estimate that 110 firms will be operating facilities by the end of 2007.

Intellectual Property

Platelet and Organ Preservation Business

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

As of March 2007, the U.S. Patent Office has granted us five patents for our organ, cell and platelet preservation technologies.

We purchased the patents for a vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998.  The patents "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990.  Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force.  We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years.  The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash.  To date, no royalties have been earned or paid for Phemtest.  Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.  As of December 31, 2006, we have not signed any agreement with any potential licensee, as our focus remains on our core businesses of preserving blood platelets and organs and ethanol and biodiesel fuel development and production.

Government Regulation

Platelet and Organ Preservation Business

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

We currently do not have an estimate of when we will file our initial IND/IDE. The filing date will depend on when we obtain the required approval to conduct our pre-clinical human studies, and whether such studies are successful. Depending on the outcome of clinical trials and the claims submitted for approval, we believe that it could take as long as two to four years to obtain needed data, submit requests for marketing approval, and obtain regulatory approval or denial.

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

Renewable Energy Business

Our renewable energy business is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment.  These laws, their underlying regulatory requirements and their enforcement, some of which are described below, will impact our proposed business operations by imposing restrictions on such proposed operations, requiring us to obtain and comply with permits and authorizations, causing us to incur liability for exceeding applicable permit limits or legal requirements and imposing specifications for the biofuels we plan to produce.

In addition, some of the governmental regulations to which we are subject will be helpful to our proposed ethanol marketing and production business.  The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America.  Some of the governmental regulations applicable to our ethanol marketing and production business are briefly described below.

Federal Excise Tax Exemption.  Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978.  The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that period.  The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers.  If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture.  The federal excise tax exemption was revised and its expiration date was extended for the sixth time since its inception as part of the American Jobs Creation Act of 2004.  The new expiration date of the federal excise tax exemption is December 31, 2010.  We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

Clean Air Act Amendments of 1990.  In November 1990, a comprehensive amendment to the Clean Air Act of 1977 established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States.  The two principal components affecting motor fuel content are the oxygenated fuels program, which is administered by states under federal guidelines, and a federally supervised reformulated gasoline, or RFG, program.  These programs have resulted in a variety of gasoline grades to meet different regional environmental requirements.

National Energy Legislation.  The Energy Policy Act of 2005 substituted the then-existing oxygenation program in the RFG program with the RFS.  The RFS sets a minimum amount of renewable fuels that must be used by fuel refiners.  Beginning in 2006, the minimum amount of renewable fuels that must be used by fuel refiners is 4.0 billion gallons, which increases progressively to 7.5 billion gallons in 2012.   We believe that the market for ethanol could experience fluctuations in demand depending on the preferences of petroleum refiners and state policies.

State Energy Legislation and Regulations.  State energy legislation and regulations may affect the demand for ethanol.  California recently passed legislation regulating the total emissions of CO2 from vehicles and other sources.  In 2006, the State of Washington passed a statewide renewable fuel standard effective December 1, 2008.  We believe other states may also enact their own renewable fuel standards.

Additional Environmental Regulations.  In addition to the governmental regulations applicable to the ethanol marketing and production businesses described above, our proposed renewable energy business will be subject to additional federal, state and local environmental regulations.  We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Our Disposable Phemtest Test System

On September 1, 1998, we entered into a purchase agreement with Paul Okimoto, one of our officers and directors, acquiring all patent rights owned by Mr. Okimoto to a disposable vaginal disease test device called Phemtest.  As consideration for the assignment of these patent rights, we paid $1,375 to a law firm as a patent maintenance fee to ensure that the patents would remain in force.  We also agreed to pay Mr. Okimoto royalties of 5% of gross sales of Phemtest for the next five years.  The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.  To date, no royalties have been earned or paid for Phemtest.  Our product development efforts remain focused on our platelet and organ preservation systems. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval. As of December 31, 2006, we have not signed any agreement with any potential licensee, as our focus remains on our core businesses of preserving blood platelets and organs and the production of ethanol and biodiesel fuels.

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

Employees

As of December 31, 2006, we had an aggregate of 16 employees and key consultants, of which four were engaged in research and development, six in management, administration and finance and six  in our Russian Branch.  Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Risk Factors

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISK FACTORS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure.  Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future.  If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.  We may never achieve profitability.  Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2006 financial statements to include an uncertainty paragraph wherein they have expressed substantial doubt about our ability to continue as a going concern.

We are in the ninth year of research and development, with an accumulated loss during the development stage (through December 31, 2006) of $23,217,800.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for calendar years 2006 and 2007 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the year ended December 31, 2006, we received an aggregate of $1,412,700 from the issuance of common stock, including $643,700 from our agreement with Dutchess, compared to $998,500 received in the year ended December 31, 2005 and $999,400 received in the year ended December 31, 2004.  We also received a $1,000,000 loan from Dutchess in November 2006.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  Although we have entered into certain agreements with Dutchess and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreement or these other agreements.

Obtaining capital will be challenging in a difficult environment, due to the slow recovery from the downturn in the United States economy and current world instability.  We currently have no commitments for any funding, and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all.  If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2007; however, we currently do not have the capital to continue our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies once continued or that we can enter into a license agreement or agreements providing adequate financing for 2007 and beyond.

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

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases.  We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The remainder of the rescinding holders was paid in full in cash prior to December 31, 2002. As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term, which ended in July 2006. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

RISKS RELATED TO OUR PLATELET AND ORGAN PRESERVATION BUSINESS

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE TISSUE PRESERVATION INDUSTRY.

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

We have estimated the total cost of developing two ethanol production facilities at approximately $2,000,000 each, based on a budget provided by EXL. Development costs include the securing of appropriate sites through an option or conditional sales contract on each property, permits necessary to construct an ethanol facility, engineering drawing and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of ethanol production facilities.  We currently estimate that a typical ethanol production plant will cost between $200 million and $250 million dollars to complete construction.  There can be no assurance that the final cost of the facilities will not be higher.   Certain events and conditions, such as delays, change orders and site conditions that may differ from what we expect could lead to significant increases in our project costs.  Delays and changes are not uncommon in construction projects.  We may modify or change the location of the ethanol facilities if we run into problems or delays at our planned sites.  Increases in the estimated costs of our ethanol production facilities would require us to obtain additional financing, which may be difficult to obtain on favorable terms, if at all.  See “We Require Immediate Additional Capital” above.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE ETHANOL PRODUCTION AND MARKETING INDUSTRY

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

"PENNY STOCK."

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

Our primary research and development effort, which has been conducted at our facility in Kransnoyark, Russia, has been transferred to the United States.  We currently continue to employ six people at that facility in Russia, including administration and support personnel.  We also have one employee and one consultant at our Michigan research facility, which we rented on a month-to-month basis until March 2007 for a monthly rent of $500, conducting organ preservation studies.   We signed a five year lease on a new facility in Michigan in the last quarter of 2006, and moved into the new space in March 2007, to accommodate needed equipment to conduct islet cell and organ freezing studies.  The monthly rent on this facility is $1,100.

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

On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced that they were bringing securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a September 1999 and February 2000 private placement.  The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company.  The SEC also brought fraud charges against us for the same transactions, and these charges are still pending.  In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 427,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 222,900 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases. We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 206,700 shares of our common stock. The remainder of the rescinding holders was paid in full in cash prior to December 31, 2002.  As all of the shareholders electing to rescind have now been paid in full (whether in cash or in shares of common stock), we believe that the issues raised by the alleged failure to disclose have been fully resolved. Although we believe that the charges are unwarranted there can be no assurance that Mr. Masuda will be able to continue to serve as our Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks. In January, 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term, which ended in July 2006. The civil case against us has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

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

Period

Low Bid        High Bid

-------

-------            --------

2006

Fourth Quarter

$ 0.09

   $ 0.16

Third Quarter

$ 0.12

   $ 0.24

Second Quarter

$ 0.13

   $ 0.44

First Quarter

$ 0.25

   $ 0.61

2005

Fourth Quarter                               $ 0.33            $ 0.83

Third Quarter

$ 0.51            $ 1.03

Second Quarter                                 $ 0.27            $ 0.59

First Quarter

$ 0.05            $ 0.28

On March 30, 2007, the high and low bid prices of our common stock on the OTCBB were $0.09 and $0.08 per share, respectively, and there were approximately 447 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2006 regarding equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	1,484,000	$ 0.37	4,901,474
Equity compensation plans not approved by security holders: (2)	810,000	$ 1.34	-0-

Total	2,294,000	$ 0.71	4,901,474

(1)	Represents options granted pursuant to the Company’s 1998 Statutory Incentive Stock Option Plan, Non-Statutory Incentive Stock Option Plan, and 2001 Stock Option Plan.

(2)	Represents warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2006, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2006.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the fourth quarter of 2006, we issued an aggregate of 9,800 shares of restricted common stock, valued at $1,200, in satisfaction of accounts payable.   The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In the fourth quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with 460,000 shares of free trading common stock and 500,000 shares of restricted common stock, valued at $116,500.  The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising. The recipient were sophisticated investors with access to all relevant information necessary to evaluate the investments, who represented to us that the shares were being acquired for investment purposes.

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

During the year ended December 31, 2005, we pursued various alternatives for raising capital, including but not limited to transactions with Dutchess Private Equities Fund II, L.P. (“Dutchess”), Langley Park Investments PLC (“Langley”) and Pini Ben David (“Ben David”).  In October 2005, we entered into an agreement with Ascendiant Capital to assist in the capital-raising process, and in March 2006, we entered into a loan transaction and received approximately $71,000 in net proceeds.  In November 2006, we received a $1,000,000 loan from Dutchess to provide capital for the development of several ethanol production facilities (see "Liquidity and Capital Resources" below for detailed descriptions of all of the above transactions).  We also raised funds through the sales of our capital stock through Regulation S under the Securities Act.  To date, we continue to seek alternative sources for capital.

We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and tissue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the FDA in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  We have completed in-vitro tests at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  Additional approvals to commence human in-vivo studies will be required from the test center’s internal review board and from the FDA.  We are now in the process of obtaining such approvals and have submitted data to the FDA.  The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

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

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods.   In August 2003, we filed another patent application covering improved platelet preservation methods. In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled “Methods and Solutions for Storing Donor Organs”, U.S. Patent No. 7/029,839.  We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We also entered the alternative energy market through our wholly-owned subsidiary, HBS Bio.  We believe the ethanol industry has substantial potential for growth, and as such entered into agreements with EXL to develop several ethanol production facilities.  The purpose of these agreements is to develop ethanol facilities to generate revenues while our blood platelet preservation technology is awaiting human infusion tests.

We entered into an Asset Purchase Agreement with EXL effective September 1, 2006.  Pursuant to the Asset Purchase Agreement, EXL agreed to sell certain options to purchase certain property in Lumberton County, North Carolina, to HBS Bio.  In consideration for the options, HBS Bio issued 50,000 shares of our common stock to EXL and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects, discussed further below.

Also effective September 1, 2006, we entered into a Consulting Services Agreement with EXL.  That Agreement provides that EXL will supervise, manage and coordinate the development, construction and operation of up to three ethanol facilities.  The Consulting Services Agreement also provides that EXL’s President, Claude Luster, III, will have the title of President of HBS Bio during the term of the Agreement, and will report to HBS Bio’s Chief Executive Officer.  The term of the Agreement is two years from the effective date, with an option to extend the term for two additional years by mutual written agreement.  In consideration for its consulting services, EXL will receive an annual consulting fee of $199,000.  Upon the funding of the first ethanol facility, the annual consulting fee will increase to $224,000.  The consulting fee will increase again to $324,000 upon the funding of the second ethanol facility, and to $424,000 in the event a third ethanol facility is funded.

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

Under the Consulting Services Agreement, the facilities will be funded by us according to a schedule, with $300,000 due upon closing of the Asset Purchase Agreement and additional amounts upon completion of certain milestones thereafter.  We will contribute $150,000 upon completing the following milestones: (1) raw product supply agreement for the first plant; (2) environmental services agreement for the first plant; (3) risk management agreement for the first plant; and (4) distilled grain marketing agreement for the first plant.  We will contribute an additional $150,000 upon completing the following milestones: (1) ethanol off take agreement for the first plant; (2) preliminary engineering study for the first plant; (3) land use permit submittal for the first plant; (4) environmental permits submittal for the first plant; (5) financial advisory services agreement or letter of interest from financial entity; (6) land option agreement for the second plant; and (7) fuel supply agreement for the first plant.  We will contribute an additional $400,000 upon reaching the following milestones: (1) utility services agreement for the first plant; (2) Phase I engineering and environmental for the first plant; (3) raw product supply agreement for the second plant; (4) environmental services agreement for the second plant; (5) risk management agreement for the second plant; and (6) distilled grain marketing agreement for the second plant.  We will contribute an additional $450,000 upon reaching the following milestones: (1) EPC Agreement and Phase II engineering for the first plant; (2) fuel supply agreement for the second plant; (3) utility services agreement for the second plant; (4) ethanol off take agreement for the second plant; (5) environmental permits submittal for the second plant; (6) preliminary engineering study for the second plant; (7) land use permit submittal for the second plant; (8) Phase I engineering and environmental studies for the second plant; (9) long term equity commitment for first plant (10) long term debt commitment for the first plant; (11) issuance of authority to construct permits for the first plant; and (12) final funding documentation for the first plant.  Finally, we will contribute $400,000 upon completing the following milestones: (1) EPC Agreement and Phase II engineering for the second plant; (2) long term equity commitment for the second plant; (3) long term debt commitment for the second plant; (4) final environmental permits for the second plant; (5) authority to construct permits for the second plant; and (6) final funding documentation for the second plant.

There is no guarantee that we will be able to complete development of any of the proposed ethanol facilities.  The development of the ethanol facilities will require additional capital.  If we are able to complete one or more of the proposed facilities, there is no guarantee that the facility will be able to generate sufficient revenue to fund our research and development activities, or any revenue at all.  At this time, we do not have an estimate of the time or the amount of funds that will be required to complete the ethanol facilities, but we believe it will cost at least $1,890,000, including our funding obligation under the Consulting Services Agreement and reimbursement to EXL under the Asset Purchase Agreement.  There will be additional costs, including but not limited to EXL’s consulting fee, which will differ depending on when certain facilities are funded and how long the project takes.   Some projects may exceed the original budget and will be considered on a case by case basis.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  We did not generate any revenue in the years ended December 31, 2006 and 2005, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the ninth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.  Total general and administrative expenses in the year ended December 31, 2006 were $2,290,700, a decrease from $5,693,300 for the year ended December 31, 2005.  The decrease was due primarily to a significant decrease in public relations expenses to $1,059,900 for the year ended December 31, 2006, from $4,080,200 for the year ended December 31, 2005.  This decrease is primarily due to the expiration and non-renewal of one large investor awareness program that was active during fiscal 2005 (see below).

We experienced a decrease in stock-based compensation in the year ended December 31, 2006 to $127,500, from $546,400 for the year ended December 31, 2005.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.  Our employees accepted a temporary 50% salary reduction in January 2004 to conserve cash, and several of these employees as well as certain of our outside consultants elected to convert a portion of their deferred compensation to shares of our common stock.  On September 1, 2004, we restored all employee salaries; however, employees received 50% of their salaries in cash and 50% in shares of restricted common stock.  In February 2005, we changed our overall compensation structure to reduce recurring payroll expenses in non-critical areas in order to provide additional resources for the completion of our scientific objectives.  In March 2005, we made the decision to pay all of the accrued salaries in cash rather than in stock.

We experienced a slight increase in other general and administrative expenses to $1,103,300 for the year ended December 31, 2006 from $1,066,700 for the comparable period in 2005.  This increase was due to increases in legal and professional fees and other expenses due to the obligation of being a public company.

Due to the recent initiation and planned development of our alternative energy and ethanol business, we anticipate that general and administrative expenses will experience a significant increase in fiscal 2007.  The increase will be incurred in several categories of general and administrative expenses, as we expect to hire additional personnel, retain specialized counsel and other consultants and utilize stock-based compensation to a greater extent than in fiscal 2006.

Research and Development.  Our research and development expenses were $165,700 for the year ended December 31, 2006, a slight decrease from $182,900 for the comparable period in 2005.  This decrease was primarily due to our attempts to moderate research and development spending.  In the fourth quarter of 2003, due to a funding shortfall, we suspended human infusion studies and animal testing pending receipt of funding, and this suspension remained in place for all of 2004 and the first half of the first quarter of 2005.  In February 2005, however, we resumed our infusion studies and organ preservation research and in the near future plan to double the number of animal organ preservation experiments as compared to the current schedule.  We believe that recent payroll reductions should allow us to maintain and possibly accelerate our scientific program.

Ethanol Development.  We expended $210,000 for the development of our ethanol business in the year ended December 31, 2006.  No such expenditures were made in the year ended December 31, 2005, as we commenced our alternative energy operations in the third quarter of 2006.  We anticipate significant additional expenditures for ethanol development in fiscal 2007.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the year ended December 31, 2006, a decrease from $25,400 for the comparable period in 2005.  We recently eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Other Income and Expense.  We incurred interest expense of $94,400 during the year ended December 31, 2006, due primarily to interest on certain debt.  We incurred minimal interest expense of $800 during the year ended December 31, 2005.  We also recognized $8,000 in the year ended December 31, 2006 from the forgiveness of debt on an account payable converted to stock, as compared to $97,500 for the same period in 2005.  We had interest income of $900 in 2006; no interest income was realized in 2005.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $2,752,700 for the year ended December 31, 2006, from a net loss of $5,806,500 for the year ended December 31, 2005.  We had an unrealized gain of $30,400 on our investment in Langley securities during the year ended December 31, 2006, resulting in a total comprehensive loss of $2,722,300 for the period; in 2005 we had an unrealized loss of $20,600 on such investment, resulting in a total comprehensive loss of $5,827,100 for the period.

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

Through December 31, 2005, we issued an aggregate of 4,963,600 shares of common stock to Abernathy, with an aggregate value of $3,125,200, pursuant to these agreements.  We also have an obligation to issue approximately 420,500 additional shares to Abernathy as compensation and bonus shares, with an approximate value of $332,100.  During the three months ended March 31, 2006, 201,100 shares valued at $134,200 were released in satisfaction of this payable. The agreement expired on March 22, 2006. Therefore, accrued potential shares were not paid because price point was not reached and the agreement expired.

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

Liquidity and Capital Resources

Our operating plan for calendar year  2007 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the year ended December 31, 2006, we received an aggregate of $1,412,700 from the issuance of common stock, including $643,700 from our agreement with Dutchess, compared to $998,500 received in the year ended December 31, 2005 and $999,400 received in the year ended December 31, 2004.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant and La Jolla Cove (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the ninth year of research and development, with an accumulated loss during the development stage of $23,217,800.  As of December 31, 2006, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the year ended December 31, 2006, we continued to spend cash to fund our operations.  Cash used by operating activities for the year ended December 31, 2006 equaled $1,619,600, and consisted principally of our net loss of $2,752,700, an increase in accrued liabilities of $185,600 and an increase in other assets of $68,800, offset by $1,001,900 in public relations expenses paid or to be paid in common stock, $120,900 provided by stock-based compensation, a change in accounts payable of $93,900, a change in prepaid expenses of $72,100, amortization of discount and loan fees on notes payable of $86,800, a loss on investment in marketable securities of $6,600 and $5,300 in depreciation.  For 2005, cash used by operating activities equaled $1,003,000, and consisted of our net loss of $5,806,500 plus a decrease of $32,000 in accounts payable and an increase of $22,700 in prepaid expenses, offset by $546,400 provided by stock-based compensation, $4,080,200 in public relations expenses paid or to be paid in common stock, $2,000 in depreciation, $3,500 in accrued liabilities, and $226,100 in other liabilities.

We used $37,100 of cash for in investing activities for the year ended December 31, 2006, compared to $11,000 of cash used for investing activities for the year ended December 31, 2005.   Both of these expenditures were for the purchase of various specialized lab equipment, including a centrifuge in 2006 and a computer system and a special freezer for conducting our organ preservation experiments in 2005.

Cash flow from financing activities for the year ended December 31, 2006 produced a net increase in cash of $2,228,700, consisting of $1,412,700 from the issuance of common stock and $1,075,000 from borrowing on notes payable, offset by $120,000 in principal payments on notes payable, $70,600 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase in $68,400 on amounts due to shareholders.  Cash flow from financing activities for the year ended December 31, 2005 produced a net increase in cash of $776,900, consisting principally of $998,500 from the issuance of common stock, offset by a decrease of $208,900 in stockholder payables.

As of December 31, 2006, we had cash and cash equivalents amounting to $613,600, a significant increase from the balance of $41,600 at December 31, 2005.  Our working capital deficit decreased to $538,600 at December 31, 2006, from $844,300 at December 31, 2005.  As of December 31, 2006, we had commitments to purchase approximately $60,000 of capital equipment and laboratory fixtures for our new facility.

From 2004 through 2006, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.  During the year ended December 31, 2006, we issued an aggregate of 3,880,019 shares of common stock to Dutchess, for aggregate net proceeds of $643,700.  We intend to exercise additional puts under the Investment Agreement in 2007 to provide funding for our operations.

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

Langley purchased 7,000,000 shares of our restricted stock at a price of $910,000, or approximately $0.13 per share.  The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004.  In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004).  The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004.  The total sales price of $910,000 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement.  The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British Pound Sterling to the U.S. dollar as of the close of business on July 26, 2004.  Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the Langley shares.  We and the other portfolio companies have received one-half of the free-trading Langley ordinary shares sold to us under the Stock Purchase Agreement.  The remaining 50% of the free-trading Langley ordinary shares will be held in escrow for two years as a downside price protection against our shares issued to Langley.  In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock.  If at the end of the two-year period the trading price of our common stock falls below $0.065, we will have to sell back to Langley all the escrowed Langley shares.  If at the end of the trading period the trading price of our common stock is more than $0.065 but less than $0.13, we will need to sell back to Langley only a proportionate amount of our Langley ordinary shares.  We have no obligation to register for resale our shares that are held by Langley.     In January 2007, we sold the Langley ordinary shares at a loss of $7,600 from the fair value of said shares at December 31, 2006.

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

In November 2005, we entered into a third public relations consulting agreement with Abernathy for a term of three months and issued an additional 500,000 shares of free trading common stock in consideration of these services.  The services were valued at $345,000.   In addition, we are required to issue bonus shares to Abernathy equal to 20% of the increase in trade volume in excess of 100,000 shares (exclusive of shares traded on any exchange other than the OTCBB) after the initial five days of the agreement.  Through December 31, 2005, we released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements.  Additionally, we recorded a public relations payable for approximately 219,400 additional compensation and bonus shares to be released at a future date, valued at $187,900.   During the year ended December 31, 2006, there were no shares issued pursuant to this potential bonus because the agreement had lapsed and the milestone to achieve that bonus was not met.

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

In March 2006, we entered into a loan agreement with an independent lender.  The lender agreed to loan us an amount based on 50% of the value of a portfolio of 500,000 shares of our common stock (approximately $90,000).  These shares are held as collateral only.  The lender will receive a loan fee equal to five percent of the gross loan proceeds.  We received net funds of $71,250 from this loan, which was based on a formula and pricing period following the agreement date.  The agreement calls for interest at the annual rate of 4.99% of the loan amount, payable quarterly, for a period of three years.  At maturity, we have the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions, renew the loan under certain conditions, or forfeit the shares and not repay the loan.

In March 2006, we entered into a Securities Purchase Agreement (the “Agreement”) with La Jolla Cove.  Pursuant to the Agreement, La Jolla Cove agreed to purchase from the Company a 6¾% Convertible Debenture in the aggregate principal amount of $30,000 (the “Debenture”).  Pursuant to the terms of the Agreement, we received the sum of $30,000, the purchase price of the Debenture.  In connection with the Debenture, we also issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 3,000,000 shares of our common stock.  Pursuant to the terms of the Warrant, we received $95,000 as a prepayment towards the future exercise of the Warrant.

In May 2006, we returned to La Jolla Cove the aggregate advances of $125,000.  Management believed that due to substantially modified terms proposed for the transaction by La Jolla Cove, the parties failed to agree on the material terms and conditions of this proposed transaction.  We and La Jolla Cove subsequently mutually agreed not to pursue this transaction.

On November 6, 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (the “Note”) with a face value of $1,200,000.  The net proceeds from this transaction, approximately $1,000,000, will be used for working capital.  The Note matures on August 31, 2007.  Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts under the Investment Agreement (discussed above).  The first payment on the Note is due on December 6, 2006, and subsequent payments are due every 30 days thereafter.  There is no prepayment penalty.  If the face value of the Note is not paid in full by the maturity date or if any other event of default (as defined in the Note) occurs, the face value of the Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid off.  If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Note.  We have also issued to Dutchess 500,000 Holder Shares, which will carry piggyback registration rights and be included in our next registration statement.  In the event we do not register the Holder Shares at the next eligible registration, we must issue to Dutchess an additional 500,000 shares of common stock for each time a registration statement is filed and such Holder Shares are not included.

We have also registered 20,000,000 shares of our common stock for use in raising capital.  Through December 31, 2006, we have issued an aggregate of 6,474,873 of these shares.

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

Employee Stock Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring us to recognize expense related to the fair value of our employee stock option awards.  We recognize the cost of all share-based awards on a graded vested basis over the vesting period of the award.

Prior to January 1, 2006, we accounted for our stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions on SFAS No. 123(R).  Results for prior periods have not been restated.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

  Report of Independent Registered Public Accounting Firm....................................F-1

  Consolidated Balance Sheet......................................................……………....……...F-2

  Consolidated Statements of Operations......................... ...............…………..……..F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Human BioSystems

(A Development Stage Company)

Palo Alto, California

We have audited the accompanying consolidated balance sheet of Human BioSystems (A Development Stage Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the period from February 26, 1998 (Inception) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2006, and the results of its activities and cash flows for the years ended December 31, 2006 and 2005 and for the period from February 26, 1998 (Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 27, 2007

Las Vegas, Nevada

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

Current assets		
Cash	$	613,600
Prepaid expenses		69,700
Investment in marketable securities		140,700
Total current assets		824,000
Fixed assets, net		41,000
Other assets		54,800
Total assets	$	919,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities		
Accounts payable	$	241,600
Accrued liabilities		67,500
Due to stockholders		97,700
Note payable, net of discount		920,000
Note payable for D & O		35,800
Total current liabilities		1,362,600
Long term liabilities		
Note payable, net of discount		19,800
Total liabilities		1,382,400
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par or stated value; 5,000,000 shares authorized, no shares issued or outstanding		-
Common stock; no par or stated value; 145,000,000 shares authorized, 89,476,500 shares issued and 82,510,200 shares outstanding		22,807,200
Loan fees paid in common stock		(52,000)
Accumulated deficit during development stage		(23,217,800)
Total stockholders' deficit		(462,600)
Total liabilities and stockholders' deficit	$	919,800

See accompanying notes to financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005	February 26, 1998 (Inception) Through December 31, 2006
Revenue	$ -	$ -	$ -
Operating expenses			
General and administrative			
Stock based compensation	127,500	546,400	4,347,700
Public relations	1,059,900	4,080,200	5,140,100
Other general and administrative expenses	1,103,300	1,066,700	7,739,600
Total general and administrative	2,290,700	5,693,300	17,227,400
Research and development	165,700	182,900	2,277,400
Ethanol development	210,000	-	210,000
Sales and marketing	-	25,400	820,800
Total operating expenses	2,666,400	5,901,600	20,535,600
Loss from operations	(2,666,400)	(5,901,600)	(20,535,600)
Other income (expense)			
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	-	-	(762,600)
Forgiveness of debt	8,000	97,500	105,500
Interest income	900	-	3,600
Interest expense	(94,400)	(800)	(768,400)
Loss before provision for income taxes	(2,751,900)	(5,804,900)	(23,209,800)
Provision for income taxes	800	1,600	8,000
Net loss	(2,752,700)	(5,806,500)	(23,217,800)
Other comprehensive income (loss), net of tax			
Unrealized gain (loss) on investment in marketable securities	30,400	(20,600)	-
Total comprehensive loss	$ (2,722,300)	$ (5,827,100)	$ (23,217,800)
Basic and diluted loss per common share	$ (0.04)	$ (0.07)	$ (0.88)
Basic and diluted weighted average common shares outstanding	73,364,483	79,883,573	26,280,271

See accompanying notes to financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	February 26, 1998 (Inception) Through December 31, 2006
Cash flows from operating activities:			
Net loss	$ (2,752,700)	$ (5,806,500)	$ (23,217,800)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	120,900	546,400	4,341,100
Public relations - paid or to be paid in common stock	1,001,900	4,080,200	5,082,100
Depreciation	5,300	2,000	16,900
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization of discount and loan fees on notes payable	86,800	-	861,600
Loss on investment in marketable securities	6,600	-	769,200
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	72,100	(22,700)	49,400
Change in other assets	(68,800)	-	(68,800)
Change in accounts payable	93,900	(32,000)	370,900
Change in accrued liabilities	(185,600)	3,500	(11,000)
Change in other liabilities	-	226,100	226,100
Net cash used by operating activities	(1,619,600)	(1,003,000)	(10,497,400)
Cash flows from investing activities:			
Purchase of fixed assets	(37,100)	(11,000)	(57,900)
Net cash used by investing activities	(37,100)	(11,000)	(57,900)
Cash flows from financing activities:			
Change in due to stockholders	(68,400)	(208,900)	959,600
Proceeds from issuance of common stock	1,412,700	998,500	9,203,400
Proceeds from borrowing on notes payable	1,075,000	-	1,398,100
Principal payments on notes payable	(120,000)	-	(217,400)
Principal payments on note payable for D&O	(70,600)	(12,700)	(83,300)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	2,228,700	776,900	11,168,900
Net increase (decrease) in cash	572,000	(237,100)	613,600
Cash, beginning of period	41,600	278,700	-
Cash, end of period	$ 613,600	$ 41,600	$ 613,600
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ -	$ 1,600	$ 7,200
Cash paid for interest	$ -	$ -	$ 12,900
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable	$ 42,600	$ 2,300	$ 104,600
Issuance of common stock in satisfaction of public relations payable	$ 144,200	$ -	$ 144,200
Issuance of common stock in satisfaction of other liabilities	$ -	$ -	$ -
Assumption of note payable for D&O insurance	$ 53,700	$ 65,400	$ 119,100

See accompanying notes to financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During August 2006, the Company also entered the renewable energy market through the formation of its wholly owned subsidiary HBS BioEnergy. The purpose of this subsidiary will be to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing bio-fuels.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HBS BioEnergy. All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,739,700 for the year ended December 31, 2006. The Company is in the ninth year of research and development, with an accumulated loss during the development stage of approximately $23,204,800. As of December 31, 2006, management is uncertain as to the completion date or if the product will be completed at all.

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

Management's plan, in this regard, is to raise financing of approximately $2,500,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing research and development of the Company’s preservation products for the next twelve months. A recently formed wholly owned subsidiary, HBS BioEnergy, will require approximately $7,000,000 in additional financing within the next twelve months to carry out its plans.  However, there is no assurance that the Company will be successful in raising such financing.

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

Ethanol development costs are business development expenditures incurred for professional fees for site location analysis, engineering analysis, financial studies, legal services, planning, zoning, permits, designs and other services that are expensed prior to the construction project reaching economic feasibility. Economic feasibility is determined by the progress of funding the project.  When the project is funded, these costs going forward are capitalized as the cost of the project. The Company incurred ethanol development costs of $210,000 for fiscal year ending December 31, 2006. – All development costs incurred by HBS BioEnergy that are paid by the Company will be handled as an intercompany loan and are eliminated in consolidation. The loan is to be repaid as funding is received by HBS BioEnergy through independent sources.

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

Cash – The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2006, the Company's uninsured cash balance totaled $521,000.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $54,600 and $18,100 were incurred for the years ended December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the Company has available net operating loss carryforwards that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

New accounting pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The Company currently does not believe that SAB 108 will have a material impact on its financial statements.

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the year ended December 31, 2006 was $85,200.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, was $26,900 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $(0.04) if the Company had not adopted SFAS No. 123(R).

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

Modified Black-Scholes -Based Option Valuation Assumptions	2006
Fair value of options granted during the period	$44,700
Expected term (in years)	3.1
Expected volatility	191%
Weighted average volatility	191%
Expected dividend yield	0.0%
Risk-free rate	4.56%

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to options, granted under the Company’s stock option plans during year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a graded vesting basis over a three-year vesting period and forfeitures are recognized as they occur.

Year ended December 31, 2005
Net loss, as reported	$(5,806,500)
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effects	(36,600)

Pro forma net income	$(5,843,100)

Basic earnings per share as reported	$(.10)
Basic earnings per share pro forma	$(.10)
Diluted earnings per share as reported	$(.10)
Diluted earnings per share pro forma	$(.10)

The following table summarizes the stock option transactions for the year ended December 31, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,324,000	$0.36	$6,200
Granted	285,000	$0.16	-
Exercised	-	-	-
Forfeited	125,000	$0.28	-

Outstanding at December 31, 2006	1,484,000	$0.33	$6,200

Exercisable at December 31, 2006	1,109,500	$0.35	$6,200

3. FIXED ASSETS

A summary of fixed assets as of December 31, 2006 is as follows:

Equipment $57,900 Less: accumulated depreciation 16,900 --------- $41,000 =========

4. INVESTMENT IN MARKETABLE SECURITIES

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement will be held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600.was paid for this transfer. As of December 31, 2006 the Company had a balance of 487,000 Langley shares.

The Company recorded a loss on investment in marketable securities totaling $762,700 due to a permanent decline based on the market value of the Langley shares. Additionally, the Company recorded an unrealized gain of $30,500 and an unrealized loss of $20,600 for the years ended December 31, 2006 and 2005, respectively, to reflect the securities at fair value as of December 31, 2006, which has been reported as other comprehensive income.

Cost and fair value of marketable securities as of December 31, 2006 are as follows:

5. RELATED PARTY TRANSACTIONS

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

Due to stockholders consist of the following as of December 31, 2006:

Wages payable to stockholder employees $ 97,000 ===========

During March 2006, the Company granted options to purchase 100,000 shares of common stock at $0.23 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.06 under FAS 123(R).

During August 2006, the Company issued 714,300 shares of the Company’s common stock for cash at  $0.14 per share to an officer, at approximately $28,600 below fair market value. The discounted value was expensed.

During August 2006, the Company issued 178,600 shares of the Company’s common stock for cash at $0.14 per share to a director, at approximately $7,100 below fair market value. The discounted value was expensed.

During August 2006, the Company granted options to purchase 35,000 shares of common stock at $0.18 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.16 under FAS 123(R).

During December 2006, the Company granted options to purchase 150,000 shares of common stock at $0.10 per share to an officer and employee. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.09 under FAS 123(R).

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

During the second quarter 2005, the Company received $226,000 in cash for 500,000 shares of free trading common stock. These shares have not been delivered. The $226,000 is classified as other liabilities as of

December 31, 2005.

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

During the fourth quarter 2005, the Company issued 501,000 shares of common stock for cash totaling $182,700 (including offering costs of 136,700).

During the first quarter 2006, the Company issued 354,800 shares of common stock for cash totaling $50,000 (including offering costs of $69,400).

During the second quarter 2006, the Company issued 2,194,000 shares of common stock for cash totaling $414,200 (including offering costs of $227,000).

During the third quarter 2006, the Company issued 912,400 shares of common stock for cash totaling $82,500 (including offering costs of $9,600).

During the fourth quarter 2006, the Company issued 1,486,600 shares of common stock for cash totaling $97,300 (including offering costs of $54,500).

In the first quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 245,400 shares of free trading common stock valued at $82,100.

In the first quarter of 2006, the Company issued 45,000 shares of free trading common stock in satisfaction of accounts payable, valued at $15,800.

In the first quarter of 2006, the Company issued 12,900 shares of restricted common stock and 12,800 shares of free trading common stock valued at $10,000 for a public relations payable.

In the first quarter of 2006, the Company issued 125,900 shares of restricted common stock and 126,000 shares of free trading common stock valued at $90,000 for services related to public relations.

In the second quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 613,600 shares of free trading common stock valued at $157,800.

In the second quarter of 2006, the Company issued 159,400 shares of restricted common stock and 159,500 shares of free trading common stock, valued at $83,200, for services related to public relations.

In the second quarter of 2006, the Company issued 17,800 shares of restricted common stock in satisfaction of accounts payable, valued at $5,300.

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

In the third quarter of 2006, the Company issued 100,000 shares of free trading stock, valued at $11,000, for accounts payable.

In the third quarter of 2006, the Company issued 500,000 shares of free trading common stock in satisfaction of other liabilities, valued at $226,000.

In the third quarter of 2006, the Company issued 3,500,000 shares of the Company’s common restricted stock to a corporation wholly owned by its principal, who became an officer of HBS BioEnergy at the close of the transaction.  Of these shares, 50,000 were issued in consideration for certain assets acquired from the corporation, and the remaining shares are held in escrow to be released upon reaching certain performance milestones, and are considered issued but not outstanding.

In the fourth quarter of 2006, the Company issued 151,300 shares of restricted common stock and 151,200 shares of free trading common stock, valued at $37,800, for services related to public relations.

In the fourth quarter of 2006, the Company issued 9,800 shares of restricted common stock, valued at $1,200, in satisfaction of accounts payable.

In the fourth quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with 460,000 shares of free trading common stock and 500,000 shares of restricted common stock, valued at $116,500.

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

Through December 31, 2005 the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 420,500 additional compensation and bonus shares to be released at a future date valued at $332,100. During the three months ended March 31, 2006, 201,100 shares valued at $134,200 were released in satisfaction of this payable. The agreement expired on March 22, 2006. Therefore, accrued potential shares were not paid because price point was not reached and the agreement expired.

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

7. STOCK OPTION PLANS AND WARRANTS

The Company adopted the following plans during 1998:

Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2006, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2006, and changes during the period from February 26, 1998 (date of inception) to December 31, 2006 is presented in the following table:

The weighted-average fair value of statutory stock options granted during 2006 and 2005 was $0.00 and $0.00, respectively.

Compensation expense under FAS 123(R) in 2006 and APB No. 25 in 2005 relating to statutory options that became exercisable in 2006 and 2005 was $0.00 and $0.00, respectively.

Non-Statutory Incentive Stock Options Plans

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2006, 2,000,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2006 and changes during the period from February 26, 1998 (date of inception) to December 31, 2006 is presented in the following table:

Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price
Authorized, February 26, 1998, (date of inception)	2,000,000	--	$ --
Granted	(800,000)	800,000	0.24
Balance, December 31, 1998	1,200,000	800,000	0.24
Granted	(142,500)	142,500	0.32
Exercised	--	(31,000)	0.01
Forfeited	350,000	(350,000)	0.50
Balance, December 31, 1999	1,407,500	561,500	0.12
Granted	(382,500)	382,500	0.84
Exercised	--	(197,000)	0.06
Forfeited	--	--	--
Balance, December 31, 2000	1,025,000	747,000	0.40
Granted	(300,000)	300,000	0.29
Exercised	--	(249,000)	0.05
Forfeited	--	--	--
Balance, December 31, 2001	725,000	798,000	0.56
Granted	--	--	--
Exercised	--	(20,000)	0.07
Forfeited	--	--	0.03
Balance, December 31, 2002	725,000	778,000	0.58
Granted	--	--	--
Forfeited	75,000	(75,000)	0.32
Expired	73,000	(73,000)	0.03
Balance, December 31, 2003	873,000	630,000	0.67
Granted	--	--	--
Forfeited	--	--	--
Expired	132,500	(132,500)	0.33
Balance, December 31, 2004	1,005,500	497,500	0.76
Granted	--	--	--
Exercised	--	(70,526)	0.28
Forfeited	69,474	(69,474)	0.15
Expired	232,500	(232,500)	1.35
Balance, December 31, 2005	1,307,474	125,000	0.28
Granted	--	--	--
Exercised	--	(--)	--
Forfeited	--	(--)	--
Expired	125,000	(125,000)	0.28
Balance, December 31, 2006	1,432,474	--	$ 0.00

The weighted-average fair value of non-statutory stock options granted during 2006 and 2005 was $0.00 and $0.00, respectively.

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2006 and 2005 was $0.00 and $0.00, respectively.

The Company adopted the following plan during 2001:

Stock Options Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2006, 5,000,000 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2006 and 2005, the Company granted 250,000 and 150,000 statutory options, respectively, and 35,000, and 346,000 non-statutory options, respectively. As of December 31, 2006, outstanding statutory and non- statutory options total 938,000and 546,000, respectively.

A summary of the status of this plan as of December 31, 2006 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2006 is presented in the following table:

The weighted-average fair value of non-statutory stock options granted during 2006 and 2005 was $0.16 and $0.48, respectively. The weighted-average fair value of statutory stock options granted during 2006 and 2005 was $0.16 and $0.10, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2006:

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2006 and 2005; no dividend yield; expected volatility of 176% and 191%, risk free interest rates of 4.9% and 4.0%, expected lives of 3.1 and 1.7 years for all plan options.

Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2006 and 2005 was $85,200 and $44,500, respectively. Compensation expense under APB No. 25 relating to these stock options that became exercisable in 2006 and 2005 was $0 and $0, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2006:

Warrants Outstanding		Weighted Average Exercise Price
Balance, February 26, 1998 (date if inception)	-	$	-
Granted	100,000		0.38
Balance, December 31, 1998	100,000		0.38
Granted	942,800		1.62
Balance, December 31, 1999	1,042,800		1.50
Granted	1,398,600		1.20
Exercised	(41,600)		0.34
Expired	(900,000)		1.38
Forfeited	(75,800)		2.50
Balance, December 31, 2000	1,424,000		2.36
Granted	995,500		0.25
Exercised	(595,600)		0.24
Expired	(20,000)		1.50
Forfeited	(35,600)		2.50
Balance, December 31, 2001	1,768,300		0.99
Granted	80,000		0.72
Exercised	(260,000)		0.01
Expired	(200,000)		2.42
Forfeited	--		--
Balance, December 31, 2002	1,388,300		0.95
Granted	580,000		0.17
Expired	(165,000)		0.87
Balance, December 31, 2003	1,803,300		0.71
Granted	60,000		0.16
Expired	(290,000)		0.42
Balance, December 31, 2004	1,573,300		0.74
Granted	30,000		0.73
Exercised	(413,300)		0.07
Expired	(380,000)		0.17
Balance, December 31, 2005	810,000		1.34
Granted	--		--
Exercised	--		--
Expired	--		--
Balance, December 31, 2006	810,000	$	1.34

The weighted average fair value of warrants granted during 2006 and 2005 was $0.00 and $0.47, respectively.

The following table summarizes information about warrants outstanding at December 31, 2006:

                                Weighted

                 Number          Average        Number

Range of      Outstanding       Remaining     Exercisable

Exercise         as of         Contractual       as of

Prices         12/31/06           Life         12/31/06

--------      -----------      -----------   ----------

$ 0.17 - 0.73   110,000         0.5 years      110,000

  1.50          700,000         3.0 years      700,000

              -----------                    ----------

                810,000                        810,000

              ===========                    ==========

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2005; no dividend yield; expected volatility of 179%; risk free interest rates of 3.9%; and expected lives of 1.0 years. Compensation expense relating to warrants granted for services in 2006 and 2005 was $0.00 and $14,000.

8. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired 137,500 shares of the Company's common stock in exchange for approximately $47,300 during January 2006, 607,500 shares for approximately $175,000 during March 2006, 110,100 shares for approximately $32,900 during April 2006, 31,000 shares for $4,900 during June 2006, 284,400 shares for $50000 during July 2006, 878,500 shares for $145,300 during August 2006, 188,000 shares for $25,000 during September 2006, 246,400 shares for $31,000 during October 2006, 388,800 shares for $42,000 during November 2006, and 1,007,800 shares for approximately $90,300 during December 2005.

9. OTHER RECEIVABLES, NET

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

10. NOTE PAYABLE

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender received a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000 and $19,800 of this discount was accreted during the year ended December 31, 2006. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. The loan had a balance of $75,000 as of December 31, 2006 and is set to mature on March 6, 2009.

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The Note matures on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. 30 such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the Note, plus 2.5% per month, compounded daily, until the Note is paid off. The Company may be required to pay penalties if certain obligations under the Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the Note. The Company issued 500,000 Holder Shares, which will carry piggyback registration rights in the next registration statement. Additional shares of 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included.

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of December 31, 2006 was $35,800. Prepaid expenses as of December 31, 2006 include $56,800 pertaining to the D&O insurance.

11. ETHANOL AGREEMENTS

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

12. COMMITMENTS AND CONTINGENCIES

Legal proceedings - On August 7, 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission announced they were bringing securities fraud charges against the Company and Harry Masuda, the Company's Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a 1999 and 2000 private placement. The allegations generally charge the Company and Mr. Masuda with the failure to adequately disclose to investors in these private placements a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company. The Company believes the charges are unwarranted, and that the issues involved in this matter were resolved during 2000 to the full satisfaction of all investors. There can be no assurance that Mr. Masuda will be able to continue to serve as the Company’s Chief Executive Officer in the event that the Securities and Exchange Commission receives the remedies that it seeks.   In January 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term, which ended in July 2006.  The civil case against the Company has been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term.

Operating leases – During 2006 the Company entered into an operating lease for its research facility in Michigan. The facility was occupied and the lease commenced in March 2007. There was no rent expense under the lease for the year ended December 31, 2006. Future minimum payments under the lease are approximately as follows:

13. SUBSEQUENT EVENTS

In January 2007, the Company issued 166,666 shares of the Company’s common stock pursuant to that loan agreement signed in March 2006 with an independent lender. The additional shares were issued to the lender to adhere to the collateral requirement called for in the agreement to maintain a fair market value of the collateral of at least 80% of the amount of the loan amount. The Company would forfeit the initial 500,000 shares held as collateral if the Company chose not to make up the discrepancy.

In January 2007, the Company issued a letter of credit for $50,000 pursuant to a 45 day standstill agreement on property in Central California suitable for a planned ethanol and energy park/dairy project. Upon expiration of the standstill agreement the $50,000 was paid. No final agreement has been reached.

In January 2007, the Company sold the shares of Langley referred to in Note 4, at a loss of $7,600 from the fair value at December 31, 2006.

In February 2007, The Company formed a joint venture to build an energy park which will utilize waste from surrounding dairies to provide power needed to fuel a proposed ethanol plant. In connection with the joint venture, the Company placed 1 million shares of its common stock in escrow. The shares will be released to the Principals of the joint venture partner upon reaching certain milestones.

In March 2007, the Company received a loan of $500,000 from a member of its Board of Directors and his wife. The loan is for a term of two years commencing March 21, 2007, with interest only payable monthly at 9.25% and principle payable at the end of the term.  In connection with the loan, the Company will issue 100,000 shares of restricted stock and warrants to purchase 900,000 shares of common stock at $0.30 per share. The warrants expire in four years. The Company will escrow 2.5 million shares of its common stock as partial collateral, which will be returned to the Company upon payment of the loan.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2006:

Name                      Age         Position

----------                  ----    --------------

Harry Masuda          62      Chief Executive Officer and Director

Dr. David Winter     73      President

Paul Okimoto           71      Chairman of the Board, Secretary and Vice President

Dr. Luis Toledo        63     Chief Medical Officer

Dr. Larry McCleary  57     Director

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

Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee or any other committee of the Board of Directors.  The responsibilities of these Committees are fulfilled by our Board of Directors.  In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members.  We hope to add qualified independent members of our Board of Directors later in 2007, depending upon our ability to reach and maintain financial stability.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2006 and 2005.  Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

With respect to the other information required by this Item 9, the sections entitled “Code of Ethics”, “Director Nomination Process” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement are incorporated by reference herein.

ITEM 10.

EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to our Proxy Statement under the sections entitled “Compensation of Executive Officers” and “Compensation of Directors”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 11 is incorporated by reference to our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”.

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

Item 7 of this filing

31.1      Rule 13a-14(a)/15d-14(a) Certifications   Filed herewith.

32.1      Section 1350 Certifications                       Filed hereforth

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  the  aggregate  fees billed to us for professional services  by  L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2006 and 2005:

2006

  2005

 ----------

  ------------

 Audit Fees

 $ 36,200

$ 28,500

 Audit-Related Fees

 $   1,150

$  2,200

 Tax Fees

 $   2,000

$  1,500

 All Other Fees

 $    -0-

$   -0-

----------

----------

      TOTAL

$ 39,350

$ 32,200

==========

 ==========

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2006 and 2005, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2006 and 2005, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $2,000 was related to tax compliance services for review of federal and state tax returns for both 2006 and 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

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

/s/ Harry Masuda

----------------

Harry Masuda

Chief Executive Officer,

April 2, 2007

Acting Chief Financial Officer

(Principal Accounting Officer)

/s/ Dr. David Winter

----------------

Dr. David Winter

President

April 2, 2007

/s/ Paul Okimoto

-----------------

Paul Okimoto

Chairman and Executive

April 2, 2007

Vice President

/s/ Dr. Larry McCleary

-------------------

Dr. Larry McCleary

Director

April 2, 2007