Form 10QSB
period 2007-03-31
HUMAN BIOSYSTEMS INC
filed 2007-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 10, 2007, the registrant had 108,347,385 outstanding shares of common stock, no par value.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET (UNAUDITED) -- as of March 31, 2007…...................................2

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through March 31, 2007…..................................3

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Three Months Ended March 31, 2007….....................................................................................4

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through March 31, 2007…...…...........................5

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)..........................................6-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS

Current assets
Cash				$ 494,600
Prepaid expenses				87,400
Total current assets				582,000

Fixed assets, net				82,200
Other assets				34,900

Total assets				$ 699,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable				$ 389,700
Accrued liabilities				74,900
Due to stockholders				96,100
Note payable, net of discount				620,000
Note payable for D & O				23,900
Total current liabilities				1,204,600

Long term liabilities
Due to stockholder				500,000
Note payable, net of discount				26,000

Total liabilities				1,730,600

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 5,000,000 shares
authorized, no shares issued or outstanding				-
Common stock; no par or stated value; 145,000,000 shares authorized,
92,379,200	shares issued and	91,712,500	shares outstanding	23,258,700
Loan fees paid in common stock				(32,500)
Accumulated deficit during development stage				(24,257,700)
Total stockholders' deficit				(1,031,500)

Total liabilities and stockholders' deficit				$ 699,100

	The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	February 26, 1998
	ended	ended	(Inception) Through
	March 31, 2007	March 31, 2006	March 31, 2007

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	11,600	21,900	4,359,300
Public relations	125,600	327,100	5,265,700
Other general and administrative expenses	277,600	291,100	8,017,200
Total general and administrative	414,800	640,100	17,642,200
Research and development	70,600	42,000	2,348,000
Ethanol development	440,100	-	650,100
Sales and marketing	-	-	820,800

Total operating expenses	925,500	682,100	21,461,100

Loss from operations	(925,500)	(682,100)	(21,461,100)

Other income (expense)
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	(7,600)	-	(770,200)
Forgiveness of debt	100	6,600	105,600
Interest income	4,300	-	7,900
Interest expense	(111,200)	(2,100)	(879,600)

Loss before provision for income taxes	(1,039,900)	(677,600)	(24,249,700)

Provision for income taxes	-	-	8,000

Net loss	(1,039,900)	(677,600)	(24,257,700)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment in
marketable securities	-	(3,200)	-

Total comprehensive loss	$ (1,039,900)	$ (680,800)	$ (24,257,700)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.85)

Basic and diluted weighted average
common shares outstanding	87,710,034	67,364,626	28,428,837

 The accompanying notes are an integral part of these condensed financial statements

	Common Stock Shares	Common Stock Amount	Loan Fees Paid in Common Stock	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2006	82,510,200	$ 22,807,200	$ (52,000)	$ (23,217,800)	$ (462,600)
Issuance of common stock for cash (net of offering costs of $ 494,400), weighted average price of $0.03	5,726,300	123,700	--	--	123,700
Issuance of common stock for cash related to Investment Agreement, weighted average price of $0.08	1,523,800	117,380	--	--	117,380
Issuance of common stock for services, weighted average price of $0.10	1,942,600	197,600	--	--	197,600
Issuance of common stock in satisfaction of accounts payable, weighted average price of $0.13	9,600	1,200	--	--	1,200
Stock based compensation related to granting of options	--	11,600	--	--	11,600
Current period amortization of loan fees paid in common stock			19,500		19,500
Comprehensive loss, net of tax	--	--	--	(1,039,900)	(1,039,900)
Balance March 31, 2007	91,712,500	$ 23,258,680	$ (32,500)	$ (24,257,700)	$ (1,031,520)

 The accompanying notes are an integral part of these condensed financial statements

	Three months ended March 31, 2007	Three months ended March 31, 2006	February 26, 1998 (Inception) Through March 31, 2007
Cash flows from operating activities:			
Net loss	$ (1,039,900)	$ (677,600)	$ (24,257,700)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	11,600	21,900	4,352,700
Public relations - paid or to be paid in common stock	197,600	298,100	5,279,700
Depreciation	3,200	700	20,100
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization and accretion of loan fees and discounts	105,600	1,000	967,200
Loss on investment in marketable securities	7,600	-	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	(17,700)	(5,600)	31,700
Change in other assets	-	(3,700)	(68,800)
Change in accounts payable	149,300	23,200	520,200
Change in accrued liabilities	7,400	9,400	(3,600)
Change in other liabilities	-	125,000	226,100
Net cash used by operating activities	(575,300)	(207,600)	(11,072,700)
Cash flows from investing activities:			
Proceeds from sale of investments	133,100	-	133,100
Purchase of fixed assets	(44,400)	-	(102,300)
Net cash provided by investing activities	88,700	-	30,800
Cash flows from financing activities:			
Change in due to stockholders	498,400	(4,500)	1,458,000
Proceeds from issuance of common stock	241,100	272,300	9,444,500
Proceeds from borrowing on notes payable	-	75,000	1,398,100
Principal payments on notes payable	(360,000)	-	(577,400)
Principal payments on note payable for D&O	(11,900)	(21,100)	(95,200)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	367,600	321,700	11,536,500
Net increase (decrease) in cash	(119,000)	114,100	494,600
Cash, beginning of period	613,600	41,600	-
Cash, end of period	$ 494,600	$ 155,700	$ 494,600
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ -	$ -	$ 7,200
Cash paid for interest	$ 200	$ -	$ 13,100
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable	$ 1,200	$ 15,800	$ 105,800

 The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

1. BASIS OF PRESENTATION

Human BioSystems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the tenth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible.

In August 2006, we also entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  HBS Bio intends to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2006.

The interim consolidated financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Human BioSystems and its wholly owned subsidiary HBS Bio. All significant intercompany transactions and balances have been eliminated in consolidation.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended March 31, 2007 and 2006 was $11,600 and $21,900, respectively.

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

Modified Black-Scholes -Based Option Valuation Assumptions	2007	2006
Fair value of options granted during the period	$ -	$26,000
Expected term (in years)	-	3.2
Expected volatility	0.0% -	226%
Weighted average volatility	0.0%	226%
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.0%	4.64%

The following table summarizes the stock option transactions for the three months ended March 31, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,484,000	$0.33	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	218,000	$0.54	-

Outstanding at March 31, 2007	1,266,000	$0.29	$6,200

Exercisable at March 31, 2007	996,500	$0.29	$6,200

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was zero and zero, respectively.

3. INVESTMENT IN MARKETABLE SECURITIES

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement will be held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600.was paid for this transfer. As of December 31, 2006 the Company had a balance of 487,000 Langley shares, which were sold January 30, 2007 for $140,700 for a net loss on investment of $7,600.

4. FIXED ASSETS

A summary of fixed assets as of March 31, 2007 is as follows:

Equipment	$102,300
Less: accumulated depreciation	20,100
Fixed assets, net	$82,200
======

5. DUE TO STOCKHOLDERS

Stockholder payables consist of the following as of March 31, 2007:

Wages payable to stockholder employees	$102,100

Accrued interest on notes payable	3,000

Employee advances	(9,000)

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009	500,000
Total	$596,100
======

In March 2007, the Company entered into a loan agreement with a director. The director agreed to loan the Company $500,000 for a term of 2 years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan is interest only for the term at 9.25%, with a balloon payment at the end of the term for the principle amount.

6. NOTES PAYABLE

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of March 31, 2007 was $23,900. Prepaid expenses as of March 31, 2007 include $38,800 pertaining to the D&O insurance.

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000; $19,800 of this discount was accreted during the year ended December 31, 2006 and $6,200 was accreted during the three months ended March 31, 2007. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. On January 23, 2007 an additional 166,666 shares of stock were issued for collateral.

7. COMMON STOCK

In January 2007, the Company issued 25,800 shares of restricted common stock and 25,800 shares of free trading common stock valued at $5,700 for services related to public relations.

In January 2007, the Company issued 500,000 shares of free trading common stock valued at $35,000 for services related to investor awareness.

In February 2007, the Company entered into an addendum to a consulting agreement with a consultant for the sale of common stock in Europe pursuant to a trustee arrangement.  The Company agreed to pay the consultant a commission equal to three percent of the proceeds from the sale of such shares. The Company issued 280,000 shares of free trading stock during the first quarter, which were valued at $30,900 and included in offering costs totaling $494,400.

In February 2007 the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 250,000 free trading shares of common stock valued at $30,000.

In February 2007, the Company issued 43,200 shares of restricted common stock and 43,100 shares of free trading common stock valued at $11,500 for services related to public relations.

In February 2007, the Company issued 1,000,000 shares of restricted common stock valued at $110,000 for services related to finalizing a HBS Bio project.

In February 2007, the Company issued 9,600 shares of restricted common stock in satisfaction of accounts payable, valued at $1,200.

In March 2007, the Company issued 27,300 shares of restricted common stock and 27,400 shares of free trading common stock valued at $5,400 for services related to public relations.

In March 2007, the Company issued 50,000 shares of restricted common stock for $5,400 cash.

In the first quarter of 2007, the Company issued 5,396,300 shares of free trading common stock in Europe for $119,800 cash (net of offering costs totaling $494,400).

8. INVESTMENT AGREEMENT

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and 1,041,100 shares of the Company's common stock in exchange for approximately $71,400 during January 2007, 292,000 shares for approximately $29,500 during February 2007 and 190,700 shares for approximately $16,500 during March 2007.

9. ETHANOL AGREEMENTS

In September 2006, the Company and its wholly owned subsidiary, HBS BioEnergy (“HBS Bio), entered into an Asset Purchase Agreement with EXL III Group Corporation (“EXL”).  EXL agreed to sell certain assets, including options to purchase certain property in Lumberton County, North Carolina, to HBS Bio.

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

In February 2007, HBS Bio formed a joint venture with Visalia-based Dairy Development Group and Agrimass Enviro-Energy to build an energy park in the San Joaquin Valley of California.   Pursuant to this joint venture, the parties have formed HBS BioEnergy DDG Corcoran, LLC (HBS Corcoran), a California limited liability company.  HBS Bio will provide all development capital for the energy park pursuant to an agreed-upon budget, while the other parties will provide all management and other services as well as technology required for the energy park.

10. GOING CONCERN

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,039,900 for the three months ended March 31, 2007. The Company is in the tenth year of research and development, with an accumulated loss during the development stage of approximately $24,249,700. As of March 31, 2007, management is uncertain as to the completion date of its preservation products or if the products will be completed at all.

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

11. SEGMENT INFORMATION

The Company operates in two reportable segments, the development of technology for preservation of certain biologic material and the development of a renewable energy market, as defined by Statement of Financial Accounting Standards (SFAS) No. 131. Prior to 2007, the Company operated in only one segment, and therefore did not report segment information for the period ended December 31, 2006.

Three month period ended March 31, 2007 (unaudited)

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock Based Comp	11,600	-	11,600
Public relations	125,600	-	125,600
Other General and Administrative expenses	277,600	-	277,600
Total general and administrative	414,800	-	414,800
Research and development	70,600	440,100	510,700
Sales and marketing	-	-	-
Total operating expenses	485,400	440,100	925,500

Loss from operations	$(485,400)	$(440,100)	$(925,500)
	========	========	=========

12. SUBSEQUENT EVENTS

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio may extend the review period for an additional three months upon payment of an additional $15,000, and may terminate the lease at any time during the review periods. During the original 20 year term of the lease after the review periods the base rent will be $27,000 per month.

During April 2007, HBS Corcoran, entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

During April 2007, HBS Bio entered into an agreement for consulting services relating to raising capital for HBS Bio. Under the agreement HBS Bio will pay the consultant a consulting/finder’s fee of 4% of the units of the venture funded as a result of the consultant’s efforts and $500,000 with regard to the first $20 million or pro-rata amount thereof invested or loaned by a party introduced by the consultant and the lesser of 2.5% or $100,000 with regard to each subsequent $10 million invested or loaned by a party introduced by the consultant.

During April 2007, the Company issued 675,000 shares of free trading common stock valued at $54,000 for investor awareness services.

During April 2007, the Company issued 350,000 shares of free trading common stock valued at $28,000 for investor awareness services.

During April 2007, the Company entered into an agreement for investor relations and awareness services under which the Company will make cash payments equal to 35% of the buy volume of the Company’s common stock attributable to the agreement during the six months commencing April 13, 2007.

During April 2007, the Company entered into an agreement for investor relations services for $11,000 in cash.

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

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio may extend the review period for an additional three months upon payment of an additional $15,000, and may terminate the lease at any time during the review periods. During the original 20 year term of the lease after the review periods the base rent will be $27,000 per month.

In February 2007, HBS Bio formed a joint venture with Visalia-based Dairy Development Group and Agrimass Enviro-Energy to build an energy park in the San Joaquin Valley of California.   Pursuant to this joint venture, the parties have formed HBS BioEnergy DDG Corcoran, LLC (HBS Corcoran), a California limited liability company.  HBS Bio will provide all development capital for the energy park pursuant to an agreed-upon budget, while the other parties will provide all management and other services as well as technology required for the energy park

During April 2007, HBS Corcoran entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

There is no guarantee that we will be able to complete the purchase of any real property or the development of any of the proposed ethanol facilities.  The acquisition of real property and the development of the ethanol facilities will require additional capital.  If we are able to complete one or more of the proposed facilities, there is no guarantee that the facility will be able to generate sufficient revenue to fund our research and development activities, or any revenue at all.  At this time, we do not have an estimate of the time or the amount of funds that will be required to complete the ethanol facilities, but we believe it will cost at least $1,890,000, including our funding obligation under the Consulting Services Agreement and reimbursement to EXL under the Asset Purchase Agreement.  There will be additional costs, including but not limited to EXL’s consulting fee, which will differ depending on when certain facilities are funded and how long the project takes.   Some projects may exceed the original budget and will be considered on a case by case basis.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Revenues.  We did not generate any revenue in either of the three-month periods ended March 31, 2007 or 2006, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended March 31, 2007 were $414,800, a decrease from $640,100 for the three months ended March 31, 2006.  The decrease was due primarily to a significant decrease in public relations expenses to $125,600 for the three months ended March 31, 2007, from $327,100 for the three months ended March 31, 2006.  This decrease is primarily due to the expiration and non-renewal of a public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of common stock as payment for advertising and promotional services (see below for additional information).

We experienced a decrease in stock-based compensation in the three months ended March 31, 2007 to $11,600, from $21,900 for the three months ended March 31, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

We experienced a slight decrease in other general and administrative expenses to $277,600 for the three months ended March 31, 2007 from $291,100 for the comparable period in 2006.  This decrease was due to somewhat reduced legal and professional fees and other expenses due to the obligation of being a public company.

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

Research and Development.  Our research and development expenses were $70,600 for the three months ended March 31, 2007, an increase from $42,000 for the comparable period in 2006.    This increase was primarily due to our decision to ramp up our research and development spending in platelet and organ preservation.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended March 31, 2007 or 2006.  We eliminated payroll in the sales and marketing area in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology.

Ethanol Development.  We expended $440,100 for the development of our ethanol business in the three months ended March 31, 2007.  No such expenditures were made during the three months ended March 31, 2006, as we commenced our alternative energy operations in the third quarter of 2006.  We anticipate significant additional expenditures for ethanol development in fiscal 2007.

Other Income and Expense.  We incurred interest expense of $111,200 during the three months ended March 31, 2007, due primarily to interest on certain debt.  We incurred minimal interest expense of $2,100 during the three months ended March 31, 2006.  We also recognized $100 in the three months ended March 31, 2007 from the forgiveness of debt on an account payable converted to stock, as compared to $6,600 for the same period in 2006.  During the three months ended March 31, 2007, we had a loss on investment in marketable securities of $7,600 from the sale of the remaining Langley securities (see below).  We had interest income of $4,300 in the three months ended March 31, 2007; no interest income was realized in the comparable period in 2006.

Net Loss.  As a result of the foregoing factors, our net loss increased to $1,039,900 for the three months ended March 31, 2007, from a net loss of $677,600 for the three months ended March 31, 2006. We had an unrealized loss of $3,200 on our investment in Langley securities during the three months ended March 31, 2007, resulting in a total comprehensive loss of $680,800 for the period.  Our net loss per share was $0.01 for each of the respective three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Our operating plan for 2007 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the three months ended March 31, 2007, we received an aggregate of $241,100 from the issuance of common stock, including $117,400 from our agreement with Dutchess, compared to aggregate proceeds of $272,300 during the comparable period in 2006, including $222,300 from Dutchess, and $75,000 from borrowings on notes payable.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant and La Jolla Cove (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the tenth year of research and development, with an accumulated loss during the development stage (through March 31, 2007) of $24,257,700.  As of March 31, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of thisresearch and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent certified public accountants, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended March 31, 2007, we continued to spend cash to fund our operations.  Cash used by operating activities for the three months ended March 31, 2007 equaled $575,300, and consisted principally of our net loss of $1,039,900, plus a change in prepaid expenses of $17,700, offset by $197,600 in public relations expenses paid or to be paid in common stock, $11,600 provided by stock-based compensation, a change in accounts payable of $149,300, a loss on investments of $7,600, amortization and accretion of loan fees and discounts of $105,600, an increase in accrued liabilities of $7,400, a loss of $7,600 on an investment in marketable securities and $3,200 in depreciation.  For the comparable period in 2006, cash used by operating activities equaled $207,600, and consisted principally of our net loss of $677,600 plus decreases of $5,600 in prepaid expenses and $3,700 in other assets, offset by increases of $298,100 in public relations expenses paid or to be paid in common stock, $21,900 provided by stock-based compensation, $125,000 in other liabilities, $9,400 in accrued liabilities, $1,000 in amortization of discount and loan fees on notes payable, and $700 in depreciation.

Cash flow from investing activities produced a net increase of $88,700 during the three months ended March 31, 2007.   Of this amount, $44,400 was utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan, offset by $133,100 from the sale of investments.  We did not utilize any cash for investing activities during the three months ended March 31, 2006.

Cash flow from financing activities for the three months ended March 31, 2007 produced a net increase in cash of $367,600, consisting of an increase of $498,400 in amounts due to stockholders and $241,100 from the issuance of common stock, offset by $360,000 in principal payments on notes payable, and $11,900 in principal payments on a note payable for directors’ and officers’ liability insurance.  Cash flows from financing activities for the three-month period ended March 31, 2006 produced a net increase in cash of $321,700, consisting of $272,300 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $21,100 of principal payments on a note payable for directors and officers insurance and a decrease of $4,500 in amounts due to shareholders.

As of March 31, 2007, we had cash and cash equivalents amounting to $494,600, a decrease from the balance of $613,600 at December 31, 2006.  Our working capital deficit increased to $622,600 at March 31, 2007, from $538,600 at December 31, 2006.  At March 31, 2007, we had no capital commitments.

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

During April 2007, HBS Bio entered into an agreement for consulting services relating to raising capital for HBS Bio. Under the agreement HBS Bio will pay the consultant a consulting/finder’s fee of 4% of the units of the venture funded as a result of the consultant’s efforts and $500,000 with regard to the first $20 million or pro-rata amount thereof invested or loaned by a party introduced by the consultant and the lesser of 2.5% or $100,000 with regard to each subsequent $10 million invested or loaned by a party introduced by the consultant.

We have also registered 20,000,000 shares of our common stock for use in raising capital.  Through March 31, 2007, we have issued an aggregate of 12,914,153 of these shares.

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

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

RISK FACTORS RELATED TO OUR COMPANY

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

WE HAVE A HISTORY OF LOSSES, AND OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE RAISED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure.  Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future.  If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.  We may never achieve profitability.  Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2006 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the tenth year of research and development, with an accumulated loss during the development stage (through March 31, 2007) of $24,257,700.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.  In 2003, we scaled back our research and development activities significantly, due to our lack of capital.  In February 2005, we resumed certain research and development projects on a limited basis, but cannot predict when we will be able to maintain a complete research and development program.

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

WE REQUIRE IMMEDIATE ADDITIONAL CAPITAL.

Our operating plan for 2007 is focused on development of our products. It is our estimate that approximately $4 million in cash is required to support this plan for the next twelve months.  During the three-month period ended March 31, 2007, we received an aggregate of $241,100 from the issuance of common stock, compared to an aggregate of $272,300 received from the issuance of common stock and $75,000 in proceeds from borrowing on notes payable in the three-month period ended March 31, 2006.  We also received a $1,000,000 loan from Dutchess in November 2006.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  Although we have entered into certain agreements with Dutchess and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreement or these other agreements.

Obtaining capital will be challenging in a difficult environment, due to the slow recovery from the downturn in the United States economy and current world instability. We currently have no commitments for funding and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2007; however, we currently do not have the capital to complete our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2007 and beyond.

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

RISK FACTORS RELATED TO OUR PLATELET AND ORGAN PRESERVATION BUSINESS

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

We have estimated the initial cost of developing two ethanol production facilities at approximately $2,000,000 each, based on a budget provided by EXL. Development costs include the securing of appropriate sites through an option or conditional sales contract on each property, permits necessary to construct an ethanol facility, engineering drawing and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of ethanol production facilities.  We currently estimate that a typical ethanol production plant will cost between $200 million and $250 million dollars to complete construction.  There can be no assurance that the final cost of the facilities will not be higher.   Certain events and conditions, such as delays, change orders and site conditions that may differ from what we expect could lead to significant increases in our project costs.  Delays and changes are not uncommon in construction projects.  We may modify or change the location of the ethanol facilities if we run into problems or delays at our planned sites.  Increases in the estimated costs of our ethanol production facilities would require us to obtain additional financing, which may be difficult to obtain on favorable terms, if at all.  See “We Require Immediate Additional Capital” above.

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

IF THE EXPECTED INCREASE IN ETHANOL DEMAND DOES NOT OCCUR, OR IF THE DEMAND FOR ETHANOL DECREASES, THERE MAY BE EXCESS CAPACITY IN OUR INDUSTRY.

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 4.8 billion gallons per year at June 2006 according to the Renewable Fuels Association, or RFA. In addition, there is a significant amount of capacity being added to our industry. We believe that approximately 2.0 billion gallons per year of production capacity is currently under construction. This capacity is being added to address anticipated increases in demand. Moreover, under the United States Department of Agriculture’s CCC Bioenergy Program, which is scheduled to expire September 30, 2006, the federal government makes payments of up to $150 million annually to ethanol producers that increase their production. This could create an additional incentive to develop excess capacity. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.

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

TECHNOLOGICAL ADVANCES COULD SIGNIFICATLY DECREASE THE COST OF PRODUCING ETHANOL OR RESULT IN THE PRODUCTION OF HIGHER QUALITY ETHANOL, AND IF WE ARE UNABLE TO ADOPT OR INCORPORATE TECHNOLOGICA ADVANCES INTO OUR OPERATIONS, OUR PROPOSED ETHANOL PLANT COULD BECOME NONCOMPETITIVE OR OBSOLETE.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE ETHANOL PRODUCTION AND MARKETING INDUSTRY.

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

In addition, our stock is currently traded on the NASD OTC Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX or the NASDAQ Capital Market in the foreseeable future due to the trading price of our common stock, our working capital and revenue history.  Failure to list our shares on the AMEX or the NASDAQ Capital Market will impair the liquidity of our common stock.

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

Penny stocks can be very risky, as they are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ.  Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock.  Thus, an investor may lose his/her investment.  Our common stock is a penny stock and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on NASDAQ. Consequently, the penny stock rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended March 31, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the first quarter of 2007, we issued an aggregate of 96,300 shares of common stock to an investor in consideration for public relations services. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In February 2007, we issued an aggregate of 1,000,000 shares of common stock, valued at $110,000 for services related to finalizing a project for HBS Bio.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

Also in February 2007, we issued 9,600 shares of common stock valued at $1,200 in satisfaction of certain accounts payable.   The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In March 2007, we issued 50,000 shares of common stock to an investor in consideration for cash in the amount of $5,400.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
-------------	------------
10.01	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated as of April 01, 2007*
31.01	Rule 13a-14(a)/15d-14a Certification

32.01	Section 1350 Certification

*  Subject to a Request for Confidential Treatment being filed concurrently herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: May 15, 2007

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer