Form 10QSB
period 2007-06-30
HUMAN BIOSYSTEMS INC
filed 2007-08-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file no. 0-28413

HUMAN BIOSYSTEMS

(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)

1127 Harker Avenue

Palo Alto, California 94301

(Address of principal executive offices)

650-323-0943

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At June 30, 2007 the registrant had outstanding 102,745,000 shares of common stock, no par value.

Transitional Small Business disclosure format:   Yes ☐   No ☑

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (Unaudited) -- as of June 30, 2007…................................................F- 1

Condensed Statements of Operations (Unaudited)

For the Three Months and Six Months Ended June 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through June 30, 2007…...........................F- 2

Condensed Statement of Stockholders' Deficit (Unaudited)

For the Six Months Ended June 30, 2007………...........................................................................F- 3

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through June 30, 2007............................. F- 4

Notes To Condensed Financial Statements (Unaudited)...........................................................F5-14

Item 2.  Management's Discussion and Analysis

Item 2.  Unregistered Sales of Equity Securities

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(UNAUDITED)

ASSETS

Current assets		
Cash	$	200,900
Prepaid expenses		51,400
Total current assets		252,300
Fixed assets, net		116,000
Other assets		
Loan fees		45,400
Deposit on land purchase		239,700
Total assets	$	653,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities		
Accounts payable	$	491,000
Accrued liabilities		183,400
Public relations payable		58,400
Due to stockholders		99,500
Note payable, net of discount		664,200
Note payable for D & O		6,000
Total current liabilities		1,502,500
Long term liabilities		
Due to stockholders		500,000
Note payable, net of discount		32,300
Total liabilities		2,034,800
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par or stated value; 5,000,000 shares authorized, no shares issued or outstanding		-
Common stock; no par or stated value; 145,000,000 shares authorized, 110,796,400 shares issued and 102,745,000 shares outstanding		24,129,000
Loan fees paid in common stock		(60,800)
Accumulated deficit during development stage		(25,449,600)
Total stockholders' deficit		(1,381,400)
Total liabilities and stockholders' deficit	$	653,400

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	February 26, 1998 (Inception) Through June 30, 2007
Revenue	$ -	$ -	$ -	$ -	$ -
Operating expenses					
General and administrative					
Stock based compensation	9,500	30,700	21,100	52,600	4,368,700
Public relations	279,900	270,000	405,500	597,100	5,545,600
Other general and administrative expenses	359,400	334,800	637,000	625,900	8,376,700
Total general and administrative	648,800	635,500	1,063,600	1,275,600	18,291,000
Research and development	70,600	32,500	141,200	74,500	2,418,600
Ethanol development	331,600	-	771,700	-	981,700
Sales and marketing	-	-	-	-	820,800
Total operating expenses	1,051,000	668,000	1,976,500	1,350,100	22,512,100
Loss from operations	(1,051,000)	(668,000)	(1,976,500)	(1,350,100)	(22,512,100)
Other income (expense)					
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	(7,600)	-	(770,200)
Forgiveness of debt	-	-	100	6,600	105,600
Interest income	800	-	5,100	-	8,700
Interest expense	(141,700)	(9,900)	(252,900)	(12,000)	(1,021,300)
Loss before provision for income taxes	(1,191,900)	(677,900)	(2,231,800)	(1,355,500)	(25,441,600)
Provision for income taxes	-	-	-	-	8,000
Net loss	(1,191,900)	(677,900)	(2,231,800)	(1,355,500)	(25,449,600)
Other comprehensive income (loss), net of tax					
Unrealized gain (loss) on investment in marketable securities	-	-	-	(3,200)	-
Total comprehensive loss	$ (1,191,900)	$ (677,900)	$ (2,231,800)	$ (1,358,700)	$ (25,449,600)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.84)
Basic and diluted weighted average common shares outstanding	99,135,828	71,371,768	93,454,494	69,379,266	30,055,929

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

		Common Stock Shares	Common Stock Amount	Loan Fees Paid in Common Stock	Investment in Marketable Securities	Accumulated Other Comprehensive Loss	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance December 31, 2006		82,510,200	$ 22,807,200	$ (52,000)	$ --	$ --	$ (23,217,800)	$ (462,600)
Issuance of common stock for cash (net of offering costs of $ 622,400), weighted average price of	$0.04	10,833,300	516,600	--	--	--	--	516,600
Issuance of common stock to Officers & Directors for cash,	$0.05	200,000	10,000	--	--	--	--	10,000
Issuance of common stock for cash related to Investment Agreement, weighted average price of	$0.08	6,546,600	500,800	--	--	--	--	500,800
Issuance of common stock and warrants for services, weighted average price of	$0.09	2,264,200	204,900	--	--	--	--	204,900
Issuance of common stock in satisfaction of accounts payable, weighted average price of	$0.11	40,700	4,300	--	--	--	--	4,300
Issuance of warrants in satisfaction of accounts payable,		--	9,100	--	--	--	--	9,100
Issuance of common stock for loan fees	$0.09	350,000	33,000	(33,000)	--	--	--	--
Issuance of warrants for loan fees		--	22,000	(22,000)	--	--	--	--
Stock based compensation related to granting of options	$0.00	--	21,100	--	--	--	--	21,100
Current period amortization of loan fees paid in common stock				46,200				46,200
Comprehensive loss, net of tax		--	--	--	--	--	(2,231,800)	(2,231,800)
Balance June 30, 2007		102,745,000	$ 24,129,000	$ (60,800)	$ --	$ --	$ (25,449,600)	$ (1,381,400)

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30, 2007	Six months ended June 30, 2006	February 26, 1998 (Inception) Through June 30, 2007
Cash flows from operating activities:			
Net loss	$ (2,231,800)	$ (1,355,500)	$ (25,449,600)
Adjustments to reconcile net loss to net			
Cash used by operating activities:			
Stock based compensation	21,100	52,600	4,362,200
Public relations - paid or to be paid	263,300	539,100	5,345,400
Depreciation	7,800	1,500	24,700
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization and accretion of loan fees and discounts	233,600	7,300	1,095,200
Loss on investment in marketable securities	7,600	-	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:			
Change in prepaid expenses	18,300	30,900	67,700
Change in other assets	(35,000)	(3,400)	(103,800)
Change in accounts payable	262,800	68,700	633,700
Change in accrued liabilities	115,900	(4,100)	104,900
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(1,336,400)	(662,900)	(11,833,800)
Cash flows from investing activities:			
Proceeds from sale of investments	133,100	-	133,100
Purchase of fixed assets	(82,800)	-	(140,700)
Deposit on land purchase	(239,700)	-	(239,700)
Net cash provided by investing activities	(189,400)	-	(247,300)
Cash flows from financing activities:			
Change in due to stockholders	501,800	(67,400)	1,461,400
Proceeds from issuance of common stock	1,027,400	724,400	10,230,800
Proceeds from borrowing on notes payable	385,000	75,000	1,783,100
Principal payments on notes payable	(771,300)	-	(988,700)
Principal payments on note payable for D&O	(29,800)	(39,400)	(113,100)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	1,113,100	692,600	12,282,000
Net increase (decrease) in cash	(412,700)	29,700	200,900
Cash, beginning of period	613,600	41,600	-
Cash, end of period	$ 200,900	$ 71,300	$ 200,900
Supplemental disclosure of cash flow information:			
Cash paid for income taxes	$ -	$ -	$ 8,000
Cash paid for interest	$ 300	$ -	$ 13,000
Schedule of non-cash financing activities:			
Issuance of common stock in satisfaction of accounts payable	$ 13,400	$ 15,800	$ 105,800
Issuance of common stock and warrants for loan fees	$ 55,000	$ -	$ 120,800

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. Stock Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the six months ended June 30, 2007 and 2006 was $21,100 and $52,600, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2007	2006
Fair value of options granted during the period	$ -	$26,000
Expected term (in years)	-	3.2
Expected volatility	0.0% -	226%
Weighted average volatility	0.0%	226%
Expected dividend yield	0.0%	0.0%
Risk-free rate	0.0%	4.64%

The following table summarizes the stock option transactions for the six months ended June 30, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,484,000	$0.33	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	218,000	$0.54	-

Outstanding at June 30, 2007	1,266,000	$0.29	$6,200

Exercisable at June 30, 2007	996,500	$0.29	$6,200

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was zero and zero, respectively.

3. Investment in Marketable Securities

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement will be held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600 was paid for this transfer. As of December 31, 2006 the Company had a balance of 487,000 Langley shares, which were sold January 30, 2007 for $140,700 for a net loss on investment of $7,600.

4. Fixed Assets

A summary of fixed assets as of June 30, 2007 is as follows:

Equipment	$130,900
Less: accumulated depreciation	14,900
Fixed assets, net	$116,000
=======

5. Due to Stockholders

Stockholder payables consist of the following as of June 30, 2007:

Wages payable to stockholder employees	$106,600

Accrued interest on notes payable	1,900

Employee advances	(9,000)

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009	500,000
Total	$599,500
======

In March 2007, the Company entered into a loan agreement with a director. The director agreed to loan the Company $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan is interest only for the term at 9.25%, with a balloon payment at the end of the term for the principle amount. The Company issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000, to the lender, for loan fees. The $30,000 loan discount is being accreted; $3,700 of this discount was accreted during the six months ended June 30, 2007.

6. Notes Payable

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000; $19,800 of this discount was accreted during the year ended December 31, 2006 and $12,500 was accreted during the six months ended June 30, 2007. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. On January 23, 2007 an additional 166,666 shares of stock were issued for collateral.

The Loan Agreement called for the Lender to loan an aggregate of $462,000 to the Company (the "Loan") with interest at the rate of zero percent per annum. Repayment of the Loan was to be secured by 23,000,000 shares of the Company's common stock issuable under Regulation S under the Securities Act of 1933, as amended (the "Shares"). Pursuant to the Loan Agreement and an Escrow Agreement between the Lender and the Company, the 23,000,000 Shares were issued during October 2004 and were delivered to the Lender to hold until funds for repayment of the Loan have been delivered to the escrow agent. The Loan Agreement was declared in default, with the Shares to be immediately returned to the Company, as the Loan funds were not delivered by the 15th calendar day following the date of the Loan Agreement (November 13, 2004). The shares were cancelled during February and March 2005. Accordingly, the Company has not recorded the shares as outstanding.

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of June 30, 2007 was $6,000. Prepaid expenses as of June 30, 2007 include $20,900 pertaining to the D&O insurance.

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The Note matures on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the Note, plus 2.5% per month, compounded daily, until the Note is paid off. The Company may be required to pay penalties if certain obligations under the Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the Note. The Company issued 500,000 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $120,000 was accreted during the six months ended June 30, 2007.

In May 2007, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess (as the “Investor” see note 8) by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $112,000 loan discount is being accreted; $15,300 of this discount was accreted during the six months ended June 30, 2007.

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

In April 2007, the Company issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000 for loan fees (see note 5).

In April 2007, the Company issued 1,025,000 shares of free trading common stock valued at $85,500 for services related to investor awareness.

In April 2007, the Company issued 11,000 shares of restricted common stock in satisfaction of accounts payable, valued at $1,100.

In April 2007, the Company issued 50,000 shares of restricted common stock valued at $4,000 and 50,000 warrants valued at $4,000 for services related to a HBS Bio project.

In April 2007, the Company issued 23,200 shares of restricted common stock and 23,300 shares of free trading common stock valued at $4,000 for services related to public relations.

In May 2007, the Company issued 7,500 shares of restricted common stock in satisfaction of accounts payable, valued at $700.

In May 2007, the Company issued 250,000 shares of restricted common stock valued at $25,000 for loan fees.

In May 2007, the Company issued 40,900 shares of restricted common stock and 40,800 shares of free trading common stock valued at $8,400 for services related to public relations.

In May 2007, the Company issued 72,000 shares of free trading common stock valued at $7,900 for consultant services including the coordination of investor relations in Europe.

In June 2007, the Company issued 12,700 shares of restricted common stock in satisfaction of accounts payable, valued at $1,300.

In June 2007, the Company issued 200,000 shares of restricted common stock to a director for services, valued at $10,000.

In June 2007, the Company issued 50,000 shares of restricted common stock for $2,300 cash.

In June 2007, the Company issued 23,200 shares of restricted common stock and 23,200 shares of free trading common stock valued at $3,500 for services related to public relations.

In June 2007, the Company issued 91,700 warrants in satisfaction of accounts payable, valued at $9,100.

In the second quarter of 2007, the Company issued 5,057,000 shares of free trading common stock in Europe for $390,600 cash (net of offering costs totaling $128,100).

8. Investment Agreement

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and 1,041,100 shares of the Company's common stock in exchange for approximately $71,400 during January 2007, 292,000 shares for approximately $29,500 during February 2007, 190,700 shares for approximately $16,500 during March 2007, 2,408,300 shares for approximately $179,600 during April 2007, 1,178,300 shares for approximately $123,400 during May 2007 and 1,436,300 shares for approximately $80,400 during June 2007.

In June 2007, the Company entered into a representation and finder’s agreement to raise investment capital from potential Korean investment sources, including institutions and individual investors. The Finder’s fee is set at 5% of capital raised and up to $10 million of capital raised. In addition, a warrant to purchase 1,000,000 shares of common stock of the Company is granted such that for each $100,000 raised, 10,000 shares shall vest up to the maximum amount of 1,000,000 shares if the full $10 million of capital is raised.

In June 2007, the Company entered into a consulting and finder’s agreement to coordinate and support potential Korean investment opportunities. The Company will pay a cash fee of 5% of the capital raised up to $10 million.

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

During April 2007, HBS Corcoran entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first. An aggregate of $239,700 was deposited into escrow during the six month period ended June 30, 2007.

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

During May 2007, HBS Bio entered into ethanol merchandising, corn procurement and consulting services, and distiller’s grains marketing and consulting services agreements for the proposed California and Oregon ethanol facilities.

During May 2007, HBS Bio entered into a letter of intent to set out the remaining terms and move toward a formal process technology and equipment agreement to facilitate the production of a 100 million gallon facility for the proposed Oregon ethanol facility. A deposit payment of $250,000 was to be placed into escrow within seven days of the execution of the letter of intent. As of June 30, 2007, the deposit has not been paid pursuant to further discussions to finalize the agreement.

 In April 2007, the Company entered into an agreement to render consultant services, including the providing of financial and business contacts in Korea. The Company granted 50,000 shares of restricted common stock, valued at $4,000, as compensation under this agreement. The agreement was amended in June 2007 to include additional services for which a warrant to purchase 1,000,000 shares of common stock of the Company was granted.  The warrant vests as to 250,000 shares upon achieving a certain milestone and the balance of 750,000 vests upon the Company signing a definitive agreement with a certain Korean company. A consulting fee of $1,000 per day will be paid to the consultant for Company approved non-incidental projects.

10. Public Relations Agreement

During April 2007, the Company entered into an agreement for investor relations and awareness services under which the Company will make cash payments equal to 35% of the buy volume of the Company’s common stock attributable to the agreement during the six months commencing April 13, 2007. The public relations and promotion services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The Company has paid $167,100 pursuant to this agreement.

During April 2007, the Company entered into agreements for investor relations services for $18,500 in cash.

11. Going Concern

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,121,800 for the six months ended June 30, 2007. The Company is in the tenth year of research and development, with an accumulated loss during the development stage of approximately $25,449,600. As of June 30, 2007, management is uncertain as to the completion date of its preservation products or if the products will be completed at all.

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

12. Segment Information

The Company operates in two reportable segments, the development of technology for preservation of certain biologic material and the development of a renewable energy market, as defined by Statement of Financial Accounting Standards (SFAS) No. 131. Prior to 2007, the Company operated in only one segment, and therefore did not report segment information for the period ended December 31, 2006.

Six month period ended June 30, 2007 (unaudited)

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based comp	21,100	-	21,100
Public relations	405,500	-	405,500
Other general and administrative expenses	637,000	-	637,000
Total general and administrative	1,063,600	-	1,063,600
Research and development	141,200	771,700	912,900
Sales and marketing	-	-	-
Total operating expenses	1,204,800	771,700	1,976,500

Loss from operations	$(1,204,800)	$(771,700)	$(1,976,500)
	========	========	========

13. Subsequent Events

In July 2007, the Company issued 22,000 shares of restricted common stock and 22,000 shares of free trading common stock valued at $3,100 for services related to public relations.

In July 2007, the Company issued 4,300 shares of restricted common stock in satisfaction of accounts payable, valued at $300.

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

We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and tissue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the United States Food and Drug Administration (“FDA”) in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. We believe that we have now satisfactorily resolved all issues raised by these findings, and resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  We have completed in-vitro tests at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  Additional approvals to commence human in-vivo studies will be required from the test center’s internal review board and from the FDA.  We are now in the process of obtaining such approvals and have submitted data to the FDA.  The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

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

In July 2002, we received our first patent on our technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods.   In August 2003, we filed another patent application covering improved platelet preservation methods. In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled “Methods and Solutions for Storing Donor Organs”, U.S. Patent No. 7,029,839.  We will seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

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

We entered into an Asset Purchase Agreement with EXL effective September 1, 2006.  Pursuant to the Asset Purchase Agreement, EXL agreed to sell certain options to purchase certain property in Lumberton County, North Carolina, to HBS Bio; the stock is being held in escrow pursuant to the Escrow Agreement referenced below.  In consideration for the options, HBS Bio issued 50,000 shares of our common stock to EXL and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects, discussed further below.

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

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio may extend the review period for an additional three months upon payment of an additional $15,000, and may terminate the lease at any time during the review periods. During the original 20 year term of the lease after the review periods, the base rent will be $27,000 per month.

During April 2007, HBS BioEnergy DDG Corcoran, LLC (“HBS Corcoran”), a joint venture in which HBS Bio owns an interest, entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. During the six months ended June 30, 2007, HBS Bio deposited an aggregate of $239,700 into escrow.  The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

There is no guarantee that we will be able to complete the purchase of any real property or the development of any of the proposed ethanol facilities.  The acquisition of real property and the development of the ethanol facilities will require significant additional capital.  If we are able to complete one or more of the proposed facilities, there is no guarantee that the facility will be able to generate sufficient revenue to fund our research and development activities, or any revenue at all.  At this time, we do not have an estimate of the time or the amount of funds that will be required to complete the ethanol facilities, but we believe it will cost at least $1,890,000, including our funding obligation under the Consulting Services Agreement and reimbursement to EXL under the Asset Purchase Agreement.  There will be additional costs, including but not limited to EXL’s consulting fee, which will differ depending on when certain facilities are funded and how long the project takes.   Some projects may exceed the original budget and will be considered on a case by case basis.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

Revenues.  We did not generate any revenue in either of the three-month periods ended June 30, 2007 or 2006, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended June 30, 2007 were $648,800, a slight increase from $635,500 for the three months ended June 30, 2006.  The increase was comprised in part by a small increase in public relations expenses to $279,900 for the three months ended June 30, 2007, from $270,000 for the three months ended June 30, 2006.  Our public relations expenses stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).

Our increase in total general and administrative expenses was also due to an increase in other general and administrative expenses to $359,400 for the three months ended June 30, 2007 from $334,800 for the comparable period in 2006.  This increase was due to additional legal and professional fees and other expenses related to the filing of a registration statement and our ongoing public company reporting requirements.

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

We experienced a decrease in stock-based compensation in the three months ended June 30, 2007 to $9,500, from $30,700 for the three months ended June 30, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Research and Development.  Our research and development expenses were $70,600 for the three months ended June 30, 2007, an increase from $32,500 for the comparable period in 2006.    This increase was primarily due to our decision to ramp up our research and development spending in platelet and organ preservation.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended June 30, 2007 or 2006.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $331,600 for the development of our ethanol business in the three months ended June 30, 2007.  No such expenditures were made during the three months ended June 30, 2006, as we commenced our alternative energy operations in the third quarter of 2006.  We anticipate significant additional expenditures for ethanol development in fiscal 2007.

Other Income and Expense.  We incurred interest expense of $141,700 during the three months ended June 30, 2007, due primarily to interest on certain debt.  We incurred interest expense of $9,900 during the three months ended June 30, 2006.  We had interest income of $800 in the three months ended June 30, 2007; no interest income was realized in the comparable period in 2006.

Net Loss.  As a result of the foregoing factors, our net loss increased to $1,191,900 for the three months ended June 30, 2007, from a net loss of $677,900 for the three months ended June 30, 2006.  Our net loss per share was $0.01 for each of the respective three months ended June 30, 2007 and 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

Revenues.  We did not generate any revenue in either of the six-month periods ended June 30, 2007 or 2006, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the six months ended June 30, 2007 were $1,063,600, a decrease from $1,275,600 for the six months ended June 30, 2006.  A significant portion of the decrease was due to a decline in public relations expenses to $405,500 for the six months ended June 30, 2007, from $597,100 for the six months ended June 30, 2006.  Our public relations expenses stem from our public relations agreement (as amended) with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).  The agreement lapsed in the fourth quarter of 2006, but was renewed in April 2007.  We anticipate that our public relations expenses may increase pursuant to this renewal.

Our decrease in total general and administrative expenses was offset by a slight increase in other general and administrative expenses to $637,000 for the six months ended June 30, 2007 from $625,900 for the comparable period in 2006.  This increase was due to additional legal and professional fees and other expenses related to the filing of a registration statement and our ongoing public company reporting requirements.

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

We also experienced a decrease in stock-based compensation in the six months ended June 30, 2007 to $21,100, from $52,600 for the six months ended June 30, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Research and Development.  Our research and development expenses were $141,200 for the six months ended June 30, 2007, an increase from $74,500 for the comparable period in 2006.    This increase was primarily due to our decision to ramp up our research and development spending in platelet and organ preservation.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the six months ended June 30, 2007 or 2006.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $771,700 for the development of our ethanol business in the six months ended June 30, 2007.  No such expenditures were made during the six months ended June 30, 2006, as we commenced our alternative energy operations in the third quarter of 2006.  We anticipate significant additional expenditures for ethanol development in fiscal 2007.

Other Income and Expense.  We incurred interest expense of $252,900 during the six months ended June 30, 2007, due primarily to interest on certain debt.  We incurred significantly lower interest expense of $12,000 during the six months ended June 30, 2006.  We also recognized $100 in the six months ended June 30, 2007 from the forgiveness of debt on an account payable converted to stock, as compared to $6,600 from the forgiveness of debt for the same period in 2006.  During the six months ended June 30, 2007, we had a loss on investment in marketable securities of $7,600 from the sale of the remaining Langley securities (see below).  We had interest income of $5,100 in the six months ended June 30, 2007; no interest income was realized in the comparable period in 2006

Net Loss.  As a result of the foregoing factors, our net loss increased to $2,231,800 for the six months ended June 30, 2007, from a net loss of $1,355,500 for the six months ended June 30, 2006. We had an unrealized loss of $3,200 on our investment in Langley securities during the six months ended June 30, 2007, resulting in a total comprehensive loss of $1,358,700 for the period.  Our net loss per share was $0.02 for each of the respective six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Our operating plan for 2007 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the six months ended June 30, 2007, we received an aggregate of $1,027,400 from the issuance of common stock, including $500,800 from our agreement with Dutchess, and $385,000 from borrowings on notes payable, compared to aggregate proceeds of $724,400 from the issuance of common stock during the comparable period in 2006, including $260,200 from Dutchess, and $75,000 from borrowings on notes payable.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant and La Jolla Cove (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

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

We are in the tenth year of research and development, with an accumulated loss during the development stage (through June 30, 2007) of $25,449,600.  As of June 30, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the six months ended June 30, 2007, we continued to spend cash to fund our operations.  Cash used by operating activities for the six months ended June 30, 2007 equaled $1,336,400, and consisted principally of our net loss of $2,231,800, plus an increase in other assets of $35,000, offset by $263,300 in public relations expenses paid or to be paid in common stock, $21,100 provided by stock-based compensation, an increase in accounts payable of $262,800, an increase in amortization and accretion of loan fees and discounts of $233,600, an increase in accrued liabilities of $115,900, a decrease in prepaid expenses of $18,300, a loss of $7,600 on an investment in marketable securities and $7,800 in depreciation.  For the comparable period in 2006, cash used by operating activities equaled $662,900, and consisted principally of our net loss of $1,355,500 plus a decrease of $4,100 in accrued liabilities, a decrease of $30,900 in prepaid expenses and an increase of $3,400 in other assets, offset by increases of $539,100 in public relations expenses paid or to be paid in common stock, $52,600 provided by stock-based compensation, $68,700 in accrued liabilities, $7,300 in amortization of discount and loan fees on notes payable, and $1,500 in depreciation.

We used $189,400 of cash for investing activities during the six months ended June 30, 2007.   Of this amount, $239,700 was utilized for a deposit on the purchase of land and $82,800 was utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan, offset by $133,100 from the sale of investments.  We did not utilize any cash for investing activities during the six months ended June 30, 2006.

Cash flow from financing activities for the six months ended June 30, 2007 produced a net increase in cash of $1,113,100, consisting of $1,027,400 in proceeds from the issuance of common stock, an increase of $501,800 in amounts due to stockholders and $385,000 from borrowing on notes payable, offset by $771,300 in principal payments on notes payable, and $29,800 in principal payments on a note payable for directors’ and officers’ liability insurance.  Cash flows from financing activities for the six-month period ended June 30, 2006 produced a net increase in cash of $692,600, consisting of $724,400 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $39,400 of principal payments on a note payable for directors and officers insurance and a decrease of $67,400 in amounts due to shareholders.

As of June 30, 2007, we had cash and cash equivalents amounting to $200,900, a decrease from the balance of $613,600 at December 31, 2006.  Our working capital deficit increased to $1,250,200 at June 30, 2007, from $538,600 at December 31, 2006.  At June 30, 2007, we had no capital commitments.

From 2004 through 2006, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of our common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and 1,041,100 shares of common stock in exchange for approximately $71,400 during January 2007, 292,000 shares for approximately $29,500 during February 2007, 190,700 shares for approximately $16,500 during March 2007, 2,408,300 shares for approximately $179,600 during April 2007, 1,178,300 shares for approximately $123,400 during May 2007 and 1,436,300 shares for approximately $80,400 during June 2007.  We anticipate exercising additional puts under the Investment Agreement in 2007 to provide funding for our operations.

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

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan is interest only for the term at 9.25%, with a balloon payment at the end of the term for the principle amount. We issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000, to Dr. McCleary, for loan fees.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through June 30, 2007.

On May 15, 2007, we entered into a second loan transaction with Dutchess, and issued to Dutchess a Promissory Note (“Note”) with a face value of $462,000.  The net proceeds from the transaction, approximately $385,000, will be used for general working capital.  The Note matures on April 15, 2008.  Repayment of the Note will be made monthly in the amount of (i) 100% of any proceeds raised over $120,000 per month from Puts made by us pursuant to the Investment Agreement, or (ii) $51,333, whichever is greater.  The payment shall be made on the 15th of each month or upon immediately available funds exceeding the threshold amount of proceeds raised from Puts.  If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Note.  If the Note is not paid in full by the maturity date, the face value of the Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid in full.  In addition to the failure to pay the face value by the maturity date, the following events are also “Events of Default”:  failure to make a payment within 10 calendar days of its due date; bankruptcy; our common stock is suspended or no longer listed on a recognized exchange; the registration statement for the underlying shares in the Equity Line is not effective and not cured within five days; we fail to carry out Puts in a timely manner; any of our representations contained in the Agreement were false when made; or we breach the Note.

Upon each and every Event of Default, Dutchess may elect to execute the Puts in an amount that will repay it and fully enforce its rights under the Agreement.  Dutchess may also increase the face value of the Note by 10% and an additional 2.5% per month, compounded daily until the default is cured or the Note is paid in full.  Dutchess may also elect to stop any further funding (excluding the equity line of credit), or may switch any residual amount of the face value of the Note not paid at maturity into a three-year convertible debenture.  If Dutchess so chooses, we have 10 days to file a registration statement for the shares issuable upon conversion of the convertible debenture equal to 300% of the residual amount, plus interest and liquidated damages.  If we do not file the registration statement within 10 days, or the registration statement is not declared effective within 60 days, the residual amount will be increased by $5,000 per day.  Moreover, if we have an opportunity to accelerate the effectiveness of the registration statement but fail to do so, the residual amount will increase by $5,000 per day commencing the date the statement would have been declared effective.  The conversion rate will be the lesser of 50% of the lowest closing bid price for the previous 15 days or 100% of the lowest bid price for the  preceding 20 days.  If Dutchess does not elect to convert the debenture into common stock prior to maturity, it will automatically be converted into shares upon maturity.  Finally, Dutchess may increase the monthly payment amount to fulfill the repayment of the residual amount.  If we do not cooperate, Dutchess may elect to increase the face value of the Note by 2.5% per day, compounded daily.

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding one million shares, including those on From S-8 exceeding 800,000 shares, until the Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 not to exceed 25,000,000 shares as a shelf registration.  If we issue any shares to a third party while the Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 250,000 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Note.

In June 2007, we entered into a representation and finder’s agreement to raise investment capital from potential Korean investment sources, including institutions and individual investors. The finder’s fee is set at 5% of capital raised and up to $10 million of capital raised. In addition, a warrant to purchase 1,000,000 shares of our common stock was granted, provided that for each $100,000 raised, 10,000 shares shall vest up to the maximum amount of 1,000,000 shares if the full $10 million of capital is raised.  To date, no funds have been raised pursuant to this agreement.

In June 2007, we entered into a consulting and finder’s agreement to coordinate and support potential Korean investment opportunities. We will pay a cash fee of 5% of the capital raised up to $10 million.  To date, no funds have been raised pursuant to this agreement.

We have also registered 20,000,000 shares of our common stock for use in raising capital.  Through June 30, 2007, we have not issued any of these shares.

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

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant requires judgment.  We use a modified Black-Scholes option pricing model to estimate the fair value of employee stock options under our stock option plans, consistent with the provisions of SFAS No. 123(R).  Option pricing models, including the modified Black-Scholes model, also require the use of input assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return.  Expected stock price volatility is based on the historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We will continue to review our input assumptions and make changes as deemed appropriate depending on new information that becomes available.  Higher volatility and expected lives will result in a proportional increase to stock-based compensation determined at the date of grant.  The expected dividend rate and expected risk-free rate of return would not have as significant an effect on the calculation of fair value.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for al expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements.  The effect of forfeiture adjustments in fiscal 2006 was insignificant.  The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

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

ITEM 1A.  Risk Factors

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

We are in the tenth year of research and development, with an accumulated loss during the development stage (through June 30, 2007) of $25,449,600.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. In addition, we anticipate that we will need substantial additional funding to acquire real property and develop ethanol and biodiesel production facilities.   We may not be able to secure funding in the future necessary to complete our intended preservation research and development activities or our ethanol and biodiesel production activities.

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

Our operating plan for 2007 is focused on development of our products. It is our estimate that approximately $4 million in cash is required to support this plan for the next twelve months.  During the six-month period ended June 30, 2007, we received an aggregate of $1,027,400 from the issuance of common stock and $385,000 in proceeds from borrowing on notes payable, compared to an aggregate of $724,400 received from the issuance of common stock and $75,000 in proceeds from borrowing on notes payable in the six-month period ended June 30, 2006.  We also received a $1,000,000 loan from Dutchess in November 2006.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  Although we have entered into certain agreements with Dutchess and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreement or these other agreements.

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

Domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 4.8 billion gallons per year at June 2006 according to the Renewable Fuels Association, or RFA. In addition, there is a significant amount of capacity being added to our industry. We believe that approximately 2.0 billion gallons per year of production capacity is currently under construction. This capacity is being added to address anticipated increases in demand. Moreover, under the United States Department of Agriculture’s CCC Bioenergy Program, which expired September 30, 2006 but is currently subject to a proposal for extension, the federal government would make payments of up to $300 million annually to ethanol producers that increase their production. While there can be no assurance that the CCC Bioenergy Program will be extended, such extension could create an additional incentive to develop excess capacity. However, demand for ethanol may not increase as quickly as expected, or at all. If the ethanol industry has excess capacity, a fall in prices will likely occur which will have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage capabilities.

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

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our proposed ethanol plant could become noncompetitive or obsolete.

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

Risk Factors Related To Our Securities

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended June 30, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In April 2007, we issued an aggregate of 100,000 shares of common stock and warrants to purchase an aggregate of 900,000 shares of common stock, valued at $30,000, to a lender as loan fees. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In April 2007, we issued an aggregate of 50,000 shares of common stock, valued at $4,000, and warrants to purchase an aggregate of 50,000 shares of common stock, also valued at $4,000, for services related to a project for HBS Bio.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In May 2007, we issued an aggregate of 250,000 shares of common stock, valued at $25,000, to a lender as loan fees. The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In June 2007, we issued an aggregate of 200,000 shares of common stock, valued at $10,000, to a director in consideration for certain services.   The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In June 2007, we issued 50,000 shares of common stock to an investor in consideration for cash in the amount of $2,300.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In June 2007, we issued warrants to purchase an aggregate of 91,700 shares of common stock, valued at an aggregate of $9,100, in satisfaction of certain accounts payable.   The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2007, we issued an aggregate of 31,200 shares of common stock valued at an aggregate of $3,100 in satisfaction of certain accounts payable.   The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In the second quarter of 2007, we issued an aggregate of 64,100 shares of restricted common stock and an aggregate of 64,000 shares of free-trading common stock, valued at an aggregate of $11,900, for certain services related to public relations.   The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders at the offices of Silicon Valley Law Group, 25 Metro Drive, Suite 600, San Jose, California 95110, on May 11, 2007. At the annual meeting, our shareholders were asked to vote on the following proposals:

1.

Elect three members of our Board of Directors, each to serve on our Board until the 2008 annual meeting of stockholders or until his respective successor is duly elected and qualified;

2.

Amend our Amended and Restated 2001 Stock Option Plan (the “Plan”) to increase the number of shares of common stock issuable under the Plan;

3.

Amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, no par value, from 150,000,000 to 300,000,000;

4.

Amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of preferred stock, no par value, from 5,000,000 to 10,000,000;

5.

Amend our Bylaws to modify the number of our Directors to a range between three and seven, with the exact number of Directors to be fixed by a resolution of the Board of Directors; and

6.

Transact such other business as may properly come before the annual meeting and any adjournments or postponements.

60,501,881 of the 99,169,163 shares of issued and outstanding common stock were represented at the annual meeting. The proposals were voted on as follows:

1.

Election of the following persons to our Board of Directors:

Nominee	Votes For	Votes Against	Votes Withheld/Abstained
Harry Masuda	59,368,585	1,125,296	8,000
Paul Okimoto	59,377,435	1,115,196	9,250
Larry McCleary	59,373,875	1,118,756	9,250

2.

Proposal to amend the Plan to increase the number of shares of common stock issuable under the Plan:

For:

33,694,359

Against:

736,425

Abstain/Withhold:

814,950

3.

Proposal to amend our Amended and Restated Articles of Incorporation to increase the number of shares of authorized common stock from 150,000,000 to 300,000,000:

For:

57,583,636

Against:

2,897,760

Abstain/Withhold:

20,485

4.

Proposal to amend our Amended and Restated Articles of Incorporation to increase the number of shares of authorized preferred stock from 5,000,000 to 10,000,000:

For:

34,412,824

Against:

2,897,760

Abstain/Withhold:

15,783

5.

Proposal to amend our Bylaws to modify the number of our Directors to a range between three and seven, with the exact number of Directors to be fixed by a resolution of the Board of Directors:

For:

58,625,181

Against:

1,009,371

Abstain/Withhold:

867,329

.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.	Description
-------------	------------

31.01	Rule 13a-14(a)/15d-14a Certification

32.01	Section 1350 Certification

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: August 14, 2007

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer