Form 10QSB
period 2007-09-30
HUMAN BIOSYSTEMS INC
filed 2007-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

At September 30, 2007 the registrant had outstanding 109,804,500 shares of common stock, no par value.

Transitional Small Business disclosure format:   Yes ☐   No ☑

============================================================================

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet (Unaudited) -- as of September 30, 2007...............................................F-1

Condensed Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended September 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through September 30, 2007..........................F-2

Condensed Statement of Stockholders' Deficit (Unaudited)

For the Nine Months Ended September 30, 2007...............................................................................F-3

...................

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through September 30, 2007.........................F-4

Notes To Condensed Financial Statements (Unaudited)................................................................F5-14

Item 2.  Management's Discussion and Analysis

                or Plan of Operation...............................................................................................................15

..

Item 3.  Controls and Procedures.........................................................................................................28

PART II - OTHER INFORMATION....................................................................................................28

Item 1.  Legal Proceedings....................................................................................................................28

Item 1A.   Risk Factors..........................................................................................................................28

Item 2.  Unregistered Sales of Equity Securities

============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
Current assets
Cash	$ 3,900
Prepaid expenses	31,700
Total current assets	35,600

Fixed assets, net	110,900

Other assets
Loan fees	22,500
Deposit on land purchase	239,700

Total assets	$ 408,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 671,100
Accrued liabilities	191,200
Public relations payable	58,400
Due to stockholders	200,000
Note payable, net of discount	471,200
Total current liabilities	1,591,900

Long term liabilities
Due to stockholders	500,000
Note payable, net of discount	38,500

Total liabilities	2,130,400

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 5,000,000 shares
authorized, no shares issued or outstanding	-
Common stock; no par or stated value; 145,000,000 shares authorized,
110,796,400 shares issued and 109,804,500 shares outstanding	24,374,900
Loan fees paid in common stock	(37,300)
Accumulated deficit during development stage	(26,059,300)
Total stockholders' deficit	(1,721,700)

Total liabilities and stockholders' deficit	$ 408,700
The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	February 26, 1998 (Inception) Through September 30, 2007
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	6,800	52,900	27,900	105,500	4,375,600
Public relations	3,100	308,500	408,600	905,600	5,548,700
Other general and administrative expenses	271,000	382,200	908,000	1,008,100	8,647,600
Total general and administrative	280,900	743,600	1,344,500	2,019,200	18,571,900
Research and development	70,700	40,600	211,900	115,100	2,489,300
Ethanol development	131,200	-	902,900	-	1,112,900
Sales and marketing	-	-	-	-	820,800

Total operating expenses	482,800	784,200	2,459,300	2,134,300	22,994,900

Loss from operations	(482,800)	(784,200)	(2,459,300)	(2,134,300)	(22,994,900)

Other income (expense)
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	(7,600)	-	(770,200)
Forgiveness of debt	-	3,200	100	9,800	105,600
Interest income	-	-	5,100	-	8,700
Interest expense	(126,100)	(7,900)	(379,000)	(19,900)	(1,147,400)

Loss before provision for income taxes	(608,900)	(788,900)	(2,840,700)	(2,144,400)	(26,050,500)

Provision for income taxes	800	1,600	800	1,600	8,800

Net loss	(609,700)	(790,500)	(2,841,500)	(2,146,000)	(26,059,300)

Other comprehensive income (loss), net of tax

Unrealized gain (loss) on investment in marketable securities	-	(10,500)	-	(13,700)	-
Total comprehensive loss	$ (609,700)	$ (801,000)	$ (2,841,500)	$ (2,159,700)	$ (26,059,300)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.81)
Basic and diluted weighted average common shares outstanding	105,819,310	75,305,439	99,849,219	71,167,573	31,961,734

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
	Common Stock		Loan Fees Paid in Common Stock	Investment in Marketable Securities	Accumulated Other Comprehensive Loss	Accumulated Deficit During Development Stage	Total Stockholders’ Deficit
	Shares	Amount
Balance December 31, 2006	82,510,200	$22,807,200	$(52,000)	$ --	$ --	$ (23,217,800)	$(462,600)
Issuance of common stock for cash (net of offering costs of $631,600), weighted average price of $0.05	11,743,500	556,000	--	--	--	--	556,000
Issuance of common stock to Officers & Directors for cash, $0.05	200,000	10,000	--	--	--	--	10,000
Issuance of common stock for cash related to Investment Agreement, weighted average price of $0.06	12,523,800	690,900	--	--	--	--	690,900
Issuance of common stock and warrants for services, weighted average price of $0.09	2,353,800	210,400	--	--	--	--	210,400
Issuance of common stock in satisfaction of accounts payable, weighted average price of $0.07	123,200	8,400	--	--	--	--	8,400
Issuance of warrants in satisfaction of accounts payable, weighted average price of	--	9,100	--	--	--	--	9,100
Issuance of common stock for loan fees $0.09	350,000	33,000	(33,000)	--	--	--	--
Issuance of warrants for loan fees	--	22,000	(22,000)	--	--	--	--
Stock based compensation related to granting of options $0.00	--	27,900	--	--	--	--	27,900
Current period amortization of loan fees paid in common stock	--	--	69,700	--	--	--	69,700
Comprehensive loss, net of tax	--	--	--	--	--	(2,841,500)	(2,841,500)
Balance September 30, 2007	109,804,500	$ 24,374,900	$ (37,300)	$ --	$ --	$ (26,059,300)	$ (1,721,700)
The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2007	Nine months ended September 30, 2006	February 26, 1998 (Inception) Through September 30, 2007
Cash flows from operating activities:
Net loss	$(2,841,500)	$(2,146,000)	$(26,059,300)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Stock based compensation	27,900	105,500	4,369,000
Public relations - paid or to be paid	268,800	847,600	5,350,900
Depreciation	12,900	2,200	29,800
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization and accretion of loan fees and discounts	347,200	13,500	1,208,800
Loss on investment in marketable securities	7,600	-	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	38,000	59,900	87,400
Change in other assets	(35,000)	(3,100)	(103,800)
Change in accounts payable	447,000	46,600	817,900
Change in accrued liabilities	123,700	600	112,700
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(1,603,400)	(1,073,200)	(12,100,800)

Cash flows from investing activities:
Proceeds from sale of investments	133,100	-	133,100
Purchase of fixed assets	(82,800)	-	(140,700)
Deposit on land purchase	(239,700)	-	(239,700)
Net cash used by investing activities	(189,400)	-	(247,300)

Cash flows from financing activities:
Change in due to stockholders	602,300	(64,400)	1,561,900
Proceeds from issuance of common stock	1,256,900	1,152,100	10,460,300
Proceeds from borrowing on notes payable	385,000	75,000	1,783,100
Principal payments on notes payable	(1,025,300)	-	(1,242,700)
Principal payments on note payable for D&O	(35,800)	(52,700)	(119,100)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	1,183,100	1,110,000	12,352,000

Net increase (decrease) in cash	(609,700)	36,800	3,900

Cash, beginning of period	613,600	41,600	-

Cash, end of period	$ 3,900	$ 78,400	$ 3,900

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -	$ 8,000
Cash paid for interest	$ 300	$ -	$ 13,000

Schedule of non-cash financing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 17,500	$ 15,800	$ 105,800

Issuance of common stock and warrants for loan fees	$ 55,000	$ -	$ 120,800

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

In August 2006, the Company also entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  At that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.  However, the Company recently made the decision to refocus its efforts in the renewable energy market by concentrating on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. Stock Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the nine months ended September 30, 2007 and 2006 was $27,900 and $105,500, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2007	2006
Fair value of options granted during the period	$ -	$31,700
Expected term (in years)	-	3.2
Expected volatility	-	226%
Weighted average volatility	-	216%
Expected dividend yield	-	0.0%
Risk-free rate	-	4.71%

The following table summarizes the stock option transactions for the nine months ended September 30, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,484,000	$0.33	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	368,000	$0.46	-

Outstanding at September 30, 2007	1,116,000	$0.29	$6,200

Exercisable at September 30, 2007	937,000	$0.31	$6,200

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was zero and $4,800, respectively.

3. Investment in Marketable Securities

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement will be held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company will be required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares are to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600 was paid for this transfer. As of December 31, 2006, the Company had a balance of 487,000 Langley shares, which were sold January 30, 2007 for $140,700, for a net loss on investment of $7,600.

4. Fixed Assets

A summary of fixed assets as of September 30, 2007 is as follows:

Equipment	$130,900
Less: accumulated depreciation	20,000
Fixed assets, net	$110,900

5. Due to Stockholders

Stockholder payables consist of the following as of September 30, 2007:

Wages payable to stockholder employees	$194,100

Accrued interest on notes payable	5,900
Total current liabilities due to stockholders	200,000

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009	500,000
Total	$700,000
======

In March 2007, the Company entered into a loan agreement with a director. The director agreed to loan the Company $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,718 to be added into the first month’s interest payment. The loan is interest only for the term at 9.25%, with a balloon payment at the end of the term for the principle amount. The Company issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000, to the lender, for loan fees. The $30,000 loan discount is being accreted; $7,500 of this discount was accreted during the nine months ended September 30, 2007.

6. Notes Payable

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares are held as collateral only. The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000; $19,800 of this discount was accreted during the year ended December 31, 2006 and $18,700 was accreted during the nine months ended September 30, 2007. The agreement calls for quarterly interest payments at an annual rate of 4.99% of the loan amount, for a period of three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. On January 23, 2007, an additional 166,666 shares of stock were issued for collateral.

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of September 30, 2007 was $0.

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The Note matures on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the Note, plus 2.5% per month, compounded daily, until the Note is paid off. The Company may be required to pay penalties if certain obligations under the Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the Note. The Company issued 500,000 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $180,000 was accreted during the nine months ended September 30, 2007.

In May 2007, the Company entered into an additional loan transaction with Dutchess, and issued to Dutchess a Promissory Note (“Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess (as the “Investor” - see note 8) by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $112,000 loan discount is being accreted; $31,500 of this discount was accreted during the nine months ended September 30, 2007.

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

In February 2007, the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 250,000 free trading shares of common stock valued at $30,000.

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

In July 2007, the Company issued 22,000 shares of restricted common stock and 22,100 shares of free trading common stock valued at $3,100 for services related to public relations.

In July 2007, the Company issued 4,300 shares of restricted common stock in satisfaction of accounts payable, valued at $300.

In August 2007, the Company issued 444,400 shares of restricted common stock for $20,000 cash.

In August 2007, the Company issued 15,500 shares of restricted common stock and 15,500 shares of free trading common stock valued at $1,800 for services related to public relations.

In August 2007, the Company issued 68,900 shares of restricted common stock in satisfaction of accounts payable, valued at $3,400.

In September 2007, the Company issued 7,300 shares of restricted common stock and 7,200 shares of free trading common stock valued at $600 for services related to public relations.

In September 2007, the Company issued 9,300 shares of restricted common stock in satisfaction of accounts payable, valued at $500.

In the third quarter of 2007, the Company issued 465,700 shares of free trading common stock in Europe for $19,300 cash (net of offering costs totaling $9,100).

8. Investment Agreement

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund II, LP ("Dutchess Fund") effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess Fund must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess Fund acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and 1,041,100 shares of the Company's common stock in exchange for approximately $71,400 during January 2007, 292,000 shares for approximately $29,500 during February 2007, 190,700 shares for approximately $16,500 during March 2007, 2,408,300 shares for approximately $179,600 during April 2007, 1,178,300 shares for approximately $123,400 during May 2007 and 1,436,200 shares for approximately $80,400 during June 2007, 1,561,200 shares for approximately $74,700 during July 2007, 686,500 shares for approximately $26,800 during August 2007 and 1,654,700 shares for approximately $45,300 during September 2007.

Because the registration of the 38,000,000 shares reserved for the Investment Agreement expired in September 2007, the Company registered 20,000,000 shares of the Company’s common stock in July to allow continuation of the Investment Agreement with Dutchess. Dutchess acquired a total of 2,074,800 shares of the Company's common stock for approximately $43,200 during September 2007.

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

In consideration for the options, HBS Bio issued fifty thousand (50,000) shares of the Company’s common stock to EXL, which were placed in escrow in October 2006, and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects.

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

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio extended the review period for an additional three months in July by the payment of an additional $15,000. The lease may be terminated at any time during the review periods. During the original 20 year term of the lease after the review periods the base rent will be $27,000 per month.

During April 2007, HBS Corcoran entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first. An aggregate of $239,700 was deposited into escrow during the nine month period ended September 30, 2007.

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

During May 2007, HBS Bio entered into a letter of intent to set out the remaining terms and move toward a formal process technology and equipment agreement to facilitate the production of a 100 million gallon facility for the proposed Oregon ethanol facility. A deposit payment of $250,000 was to be placed into escrow within seven days of the execution of the letter of intent. As of September 30, 2007, the deposit has not been paid pursuant to further discussions to finalize the agreement.

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

In August 2007, HBS Bio stopped any further expenditures on behalf of the Company unless approved by its CEO.

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

11. Going Concern

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,841,500 for the nine months ended September 30, 2007. The Company is in the tenth year of research and development, with an accumulated loss during the development stage of approximately $26,059,300. As of September 30, 2007, management is uncertain as to the completion date of its preservation products or if the products will be completed at all.

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

Nine month period ended September 30, 2007 (unaudited)

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based compensation	27,900	-	27,900
Public relations	408,600	-	408,600
Other general and administrative expenses	980,000	-	896,000
Total general and administrative	1,344,500	-	1,344,500
Research and development	211,900	902,900	1,114,800
Sales and marketing	-	-	-
Total operating expenses	1,556,400	902,900	2,459,300

Loss from operations	$(1,556,400)	$(902,900)	$(2,459,300)
	========	========	========

13. Subsequent Events

On October 3, 2007, the lease agreement for approximately 90 acres of the property in Morrow County, signed in April 2007 and extended to two successive three-month periods, expired as a result of the decision by HBS Bio to terminate that lease.

In October 2007, a deposit of $150,000 was made in escrow pursuant to the agreement signed during April 2007 by HBS Corcoran for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million.

In October 2007, HBS Bio entered into a non-exclusive agreement with an investment banking firm to provide such services and to find funding for the Company. Compensation which consists of cash based upon funds received is due upon closing of funding accepted by the Company through the introduction of the banking firm.

During October 2007, the Company entered into an investor relations agreement for cash compensation. The program consists of an investor awareness campaign and is effective for a period of one month.

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

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  We have pursued various alternatives for raising capital over the prior three fiscal years, including but not limited to transactions with Dutchess Private Equities Fund II, L.P. (“Dutchess”), Langley Park Investments PLC (“Langley”) and Pini Ben David (“Ben David”) (see "Liquidity and Capital Resources" below for detailed descriptions of our capital-raising transactions).  To date, we continue to seek alternative sources for capital.

We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and tissue preservation systems and methods for preserving blood platelets.  We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.  We had originally contemplated submitting our findings to the United States Food and Drug Administration (“FDA”) in the first half of 2003; however, additional pre-human infusion tests were necessary to address certain aspects of our findings. After satisfactorily resolving all issues raised by these findings, we resumed our human infusion tests in February 2005.  Some delays have been encountered at the centers conducting the tests, as it was necessary for the centers to repeat our in-vitro (test tube) tests prior to proceeding to the actual human tests. Internal approval for starting the pre-human infusion studies had to be secured, which is now in place.  We have completed in-vitro tests at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  Additional approvals to commence human in-vivo studies will be required from the test center’s internal review board and from the FDA.  We are now in the process of obtaining such approvals and have submitted data to the FDA.  The FDA may require animal studies as a prerequisite to human testing, although we believe that previous studies by others show that there is no correlation between animals and humans in the case of platelet preservation.  We currently anticipate that the human infusion tests will be completed within four to six months after receiving a license from the FDA allowing us to proceed.

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

In late 2006, we also entered the alternative energy market through our wholly-owned subsidiary, HBS Bio.  At that time, we intended that HBS Bio would identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.  However, we recently made the decision to refocus our efforts in the renewable energy market by concentrating on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities.

We entered into an Asset Purchase Agreement with EXL effective September 1, 2006.  Pursuant to the Asset Purchase Agreement, EXL agreed to sell certain options to purchase certain property in Lumberton County, North Carolina, to HBS Bio; the stock is currently being held in escrow pursuant to the Escrow Agreement referenced below.  In consideration for the options, HBS Bio issued 50,000 shares of our common stock to EXL and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects, discussed further below.

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

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio extended the review period for an additional three months by payment of an additional $15,000.  This lease expired on October 3, 2007, as a result of the decision by HSB Bio to refocus its efforts in the renewable energy market and accordingly to terminate the lease.

In addition, during April 2007, HBS BioEnergy DDG Corcoran, LLC (“HBS Corcoran”), a joint venture in which HBS Bio owns an interest, entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. During the nine months ended September 30, 2007, HBS Bio deposited an aggregate of $239,700 into escrow.  The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses.

The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

There is no guarantee that we will be able to complete the purchase of any real property or the development of any of the proposed energy production facilities.  The acquisition of real property and the development of the facilities will require significant additional capital.  If we are able to complete one or more of the proposed facilities, there is no guarantee that the facility will be able to generate sufficient revenue to fund our research and development activities, or any revenue at all.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.  We did not generate any revenue in either of the three-month periods ended September 30, 2007 or 2006, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended September 30, 2007 were $280,900, a decrease from $743,600 for the three months ended September 30, 2006.  The decrease was comprised in part by a substantial decrease in public relations expenses to $3,100 for the three months ended September 30, 2007, from $308,500 for the three months ended September 30, 2006.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the three months ended September 30, 2007, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock.

We experienced a decrease in stock-based compensation in the three months ended September 30, 2007 to $6,800, from $52,900 for the three months ended September 30, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the three months ended September 30, 2007 was also due to a decrease in other general and administrative expenses to $271,000 for the three months ended September 30, 2007 from $382,200 for the comparable period in 2006.  This decrease was due to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2006 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Due to the relatively recent initiation and planned development of our alternative energy business, we anticipate that general and administrative expenses will experience a significant increase for the remainder of fiscal 2007 and fiscal 2008.  The increase will be incurred in several categories of general and administrative expenses, as we expect to hire additional personnel, retain specialized counsel and other consultants and utilize stock-based compensation to a greater extent than in fiscal 2006 and 2007.

Research and Development.  Our research and development expenses were $70,700 for the three months ended September 30, 2007, an increase from $40,600 for the comparable period in 2006.    This increase was primarily due to our decision to ramp up our research and development spending in platelet and organ preservation.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended September 30, 2007 or 2006.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $131,200 for the development of our ethanol business in the three months ended September 30, 2007.  No such expenditures were made during the three months ended September 30, 2006, as we only commenced our alternative energy operations in the third quarter of 2006. As we have refocused our alternative energy activities, we do not anticipate significant additional expenditures for ethanol development in fiscal 2007; however, we do anticipate increasing expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $126,100 during the three months ended September 30, 2007, due primarily to increased interest on the loan from Dutchess.   We incurred interest expense of $7,900 during the three months ended September 30, 2006.  We had no interest income in either of the three month periods ended September 30, 2007 or 2006.  During the three months ended September 30, 2006, we recognized income of $3,200 on the forgiveness of debt on an account payable converted to stock; we did not realize any such income for the comparable period in 2006.

Net Loss.  As a result of the foregoing factors, our loss before income taxes decreased to $608,900 for the three months ended September 30, 2007, from a loss before income taxes of $788,900 for the three months ended September 30, 2006. After a provision for income taxes of $800 for the three months ended September 30, 2007 and $1,600 for the comparable period in 2006, our net loss was $609,700, or 0.01 per share, for the three months ended September 30, 2007, and $790,500, or $0.01 per share, for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues.  We did not generate any revenue in either of the nine-month periods ended September 30, 2007 or 2006, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the nine months ended September 30, 2007 were $1,344,500, a decrease from $2,019,100 for the nine months ended September 30, 2006.  The decrease was comprised in part by a substantial decrease in public relations expenses to $408,600 for the nine months ended September 30, 2007, from $905,600 for the nine months ended September 30, 2006.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the three months ended September 30, 2007, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock.  We anticipate that our public relations expenses may increase as soon as additional free trading common stock becomes available.

We experienced a decrease in stock-based compensation in the nine months ended September 30, 2007 to $27,900, from $105,500 for the nine months ended September 30, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the nine months ended September 30, 2007 was also due to a decrease in other general and administrative expenses to $908,000 for the nine months ended September 30, 2007 from $1,008,100 for the comparable period in 2006.  This decrease was due to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2006 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Due to the relatively recent initiation and planned development of our alternative energy business, we anticipate that general and administrative expenses will experience a significant increase for the remainder of fiscal 2007 and fiscal 2008.  The increase will be incurred in several categories of general and administrative expenses, as we expect to hire additional personnel, retain specialized counsel and other consultants and utilize stock-based compensation to a greater extent than in fiscal 2006 and 2007.

Research and Development.  Our research and development expenses were $211,900 for the nine months ended September 30, 2007, an increase from $115,100 for the comparable period in 2006.    This increase was primarily due to our decision to ramp up our research and development spending in platelet and organ preservation.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the nine months ended September 30, 2007 or 2006.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $902,900 for the development of our ethanol business in the nine months ended September 30, 2007.  No such expenditures were made during the nine months ended September 30, 2006, as we only commenced our alternative energy operations in the third quarter of 2006. As we have refocused our alternative energy activities, we do not anticipate significant additional expenditures for ethanol development in fiscal 2007; however, we do anticipate increasing expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $379,900 during the nine months ended September 30, 2007, due primarily to interest on the loan from Dutchess.  We incurred significantly lower interest expense of $19,900 during the nine months ended September 30, 2006.  We also recognized $100 in the nine months ended September 30, 2007 from the forgiveness of debt on an account payable converted to stock, as compared to $9,800 from the forgiveness of debt for the same period in 2006.  During the nine months ended September 30, 2007, we had a loss on investment in marketable securities of $7,600 from the sale of the remaining Langley securities (see below).  We had interest income of $5,100 in the nine months ended September 30, 2007; no interest income was realized in the comparable period in 2006

Net Loss.  As a result of the foregoing factors, our loss before income taxes increased to $2,840,700 for the nine months ended September 30, 2007, from a net loss of $2,144,400 for the nine months ended September 30, 2006. After a provision for income taxes of $800 for the nine months ended September 30, 2007 and $1,600 for the comparable period in 2006, our net loss was $2,841,500, or 0.03 per share, for the nine months ended September 30, 2007, and $2,146,000, or $0.03 per share, for the nine months ended September 30, 2006

Liquidity and Capital Resources

Our operating plan for 2007 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the nine months ended September 30, 2007, we received an aggregate of $1,256,900 from the issuance of common stock, including $690,900 from our agreement with Dutchess, and $385,000 from borrowings on notes payable, compared to aggregate proceeds of $1,152,000 from the issuance of common stock during the comparable period in 2006, including $480,400 from Dutchess, and $75,000 from borrowings on notes payable.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant and La Jolla Cove (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the tenth year of research and development, with an accumulated loss during the development stage (through September 30, 2007) of $26,059,300.  As of September 30, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development activities.

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

During the nine months ended September 30, 2007, we continued to spend cash to fund our operations.  Cash used by operating activities for the nine months ended September 30, 2007 equaled $1,603,400, and consisted principally of our net loss of $2,841,600, plus an increase in other assets of $35,000, offset by $268,800 in public relations expenses paid or to be paid in common stock, $27,900 provided by stock-based compensation, an increase in accounts payable of $447,000, an increase in amortization and accretion of loan fees and discounts of $347,200, an increase in accrued liabilities of $123,700, a decrease in prepaid expenses of $38,000, a loss of $7,600 on an investment in marketable securities and $12,900 in depreciation.  For the comparable period in 2006, cash used by operating activities equaled $1,073,200, and consisted principally of our net loss of $2,146,000 plus an increase of $3,100 in other assets, offset by increases of $847,600 in public relations expenses paid or to be paid in common stock, $105,500 provided by stock-based compensation, an increase in $46,600 in accounts payable, a decrease of $59,900 in prepaid expenses, $13,500 in amortization of discount and loan fees on notes payable, $2,200 in depreciation, and a change of $600 in accrued liabilities.

We used $189,400 of cash for investing activities during the nine months ended September 30, 2007.   Of this amount, $239,700 was utilized for a deposit on the purchase of land for our Corcoran project and $82,800 was utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan, offset by $133,100 from the sale of investments.  We did not utilize any cash for investing activities during the nine months ended September 30, 2006.

Cash flow from financing activities for the nine months ended September 30, 2007 produced a net increase in cash of $1,183,100, consisting of $1,256,900 in proceeds from the issuance of common stock, an increase of $602,300 in amounts due to shareholders (consisting primarily of a loan agreement that we entered into with one of our directors in March 2007) and $385,000 from borrowing on notes payable, offset by $1,025,300 in principal payments on notes payable, and $35,800 in principal payments on a note payable for directors’ and officers’ liability insurance.  Cash flows from financing activities for the nine-month period ended September 30, 2006 produced a net increase in cash of $1,110,000, consisting of $1,152,100 from the issuance of common stock and $75,000 from borrowing on notes payable, offset by $52,700 of principal payments on a note payable for directors and officers insurance and a decrease of $64,400 in amounts due to shareholders.

As of September 30, 2007, we had cash and cash equivalents amounting to $3,900, a decrease from the balance of $613,600 at December 31, 2006.  Our working capital deficit increased to $1,556,300 at September 30, 2007, from $538,600 at December 31, 2006.  At September 30, 2007, we had no capital commitments.

From 2004 through 2006, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of our common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and 1,041,100 shares of common stock in exchange for approximately $71,400 during January 2007, 292,000 shares for approximately $29,500 during February 2007, 190,700 shares for approximately $16,500 during March 2007, 2,408,300 shares for approximately $179,600 during April 2007, 1,178,300 shares for approximately $123,400 during May 2007, 1,436,300 shares for approximately $80,400 during June 2007, 1,561,118 shares for approximately $74,700 during July 2007, 686,500 shares for approximately $26,800 during August 2007 and 1,654,700 shares for approximately $45,300 during September 2007.  We anticipate exercising additional puts under the Investment Agreement in 2007 to provide funding for our operations.

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

Langley purchased 7,000,000 shares of our restricted stock at a price of $910,000, or approximately $0.13 per share.  The shares issued to Langley constituted 17.9% of our outstanding common stock at July 31, 2004.  In lieu of cash, Langley issued to us an aggregate of 512,665 Langley ordinary shares at a price of U.K. $1.00 per share (one British Pound Sterling = US $1.8160 on July 30, 2004).  The Langley ordinary shares issued to us constituted less than one percent of Langley's issued and outstanding ordinary shares at September 30, 2004.  The total sales price of $910,000 was determined by multiplying the 7,000,000 shares by the average of the closing bid price of our common stock during the ten trading days preceding the date of the Agreement.  The 512,665 shares in Langley received as consideration was calculated by dividing the total sales price by the conversion rate of the British Pound Sterling to the U.S. dollar as of the close of business on July 26, 2004.  Upon the closing of this transaction, Langley and we were required to issue our respective shares into an escrow account, whereby we could immediately liquidate up to 50% of the angley shares.  We and the other portfolio companies have received one-half of the free-trading Langley ordinary shares sold to us under the Stock Purchase Agreement.  The remaining 50% of the free-trading Langley ordinary shares will be held in escrow for two years as a downside price protection against our shares issued to Langley.  In the event of a decline in the market price of our common stock at the end of two years, we will be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock.  If at the end of the two-year period the trading price of our common stock falls below $0.065, we will have to sell back to Langley all the escrowed Langley shares.  If at the end of the trading period the trading price of our common stock is more than $0.065 but less than $0.13, we will need to sell back to Langley only a proportionate amount of our Langley ordinary shares.  We have no obligation to register for resale our shares that are held by Langley.     In January 2007, we sold the Langley ordinary shares at a loss of $7,600 from the fair value of said shares at December 31, 2006.

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

On November 6, 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (the “Note”) with a face value of $1,200,000.  The net proceeds from this transaction, approximately $1,000,000, will be used for working capital.  The Note matured on August 31, 2007.  Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts under the Investment Agreement (discussed above).  The first payment on the Note is due on December 6, 2006, and subsequent payments are due every 30 days thereafter.  There is no prepayment penalty.  If the face value of the Note is not paid in full by the maturity date or if any other event of default (as defined in the Note) occurs, the face value of the Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid off.  To date, Dutchess has not imposed these penalties, and 50% of any amount we receive on a Put is allocated by Dutchess to repayment of the Note.  If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Note.  We have also issued to Dutchess 500,000 Holder Shares, which will carry piggyback registration rights and be included in our next registration statement.  In the event we do not register the Holder Shares at the next eligible registration, we must issue to Dutchess an additional 500,000 shares of common stock for each time a registration statement is filed and such Holder Shares are not included.

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

We have also registered 20,000,000 shares of our common stock in January of 2006 for use in raising capital.  Through September 30, 2007, we have issued 19,835,872 of these shares.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the date of grant requires judgment.  We use a modified Black-Scholes option pricing model to estimate the fair value of employee stock options under our stock option plans, consistent with the provisions of SFAS No. 123(R).  Option pricing models, including the modified Black-Scholes model, also require the use ofinput assumptions, including expected stock price volatility, expected life, expected dividend rate and expected risk-free rate of return.  Expected stock price volatility is based on the historical volatility of our common stock.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

We are in the tenth year of research and development, with an accumulated loss during the development stage (through September 30, 2007) of $26,059,300.  We currently do not know when our research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product. In addition, we anticipate that we will need substantial additional funding to acquire real property and develop energy production facilities.   We may not be able to secure funding in the future necessary to complete our intended preservation research and development activities or our energy production activities.

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

Our operating plan for 2007 is focused on development of our products. It is our estimate that approximately $4 million in cash is required to support this plan for the next twelve months.  During the nine-month period ended September 30, 2007, we received an aggregate of $1,256,900 from the issuance of common stock and $385,000 in proceeds from borrowing on notes payable, compared to an aggregate of $1,152,100 received from the issuance of common stock and $75,000 in proceeds from borrowing on notes payable in the nine-month period ended September 30, 2006.  We also received a $1,000,000 loan from Dutchess in November 2006.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  Although we have entered into certain agreements with Dutchess and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreement or these other agreements.

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

Risk Factors Related To Our Planned Energy Production Business

We have no prior experience in the development or operation of energy production facilities.

Effective September 1, 2006, we entered into the alternative energy market through our agreement with EXL, discussed above.  Prior to that time, we had not been involved in any aspect of the alternative energy industry.  Although we had retained the services of EXL pursuant to the Consulting Services Agreement, EXL has only participated in the development of one ethanol production facility (which development has not yet been completed).  There can be no assurance that we will be successful in developing any biowaste to energy production facilities or operate them profitably.  We have not generated revenues since our inception and we may never achieve profitability.

The cost of developing our energy production facilities could increase significantly, requiring additional capital.  We may not be able to raise all of the capital required to fund the development of energy production facilities.

We have estimated the initial cost of developing our first energy production facility at approximately $3,000,000. Development costs include the securing of the appropriate site through an option or conditional sales contract, permits necessary to construct an energy facility, engineering drawings and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of the energy production facility.  We currently estimate that our first production plant will cost in excess of $65 million.  There can be no assurance that the final cost of the facility will not be higher.   Certain events and conditions, such as delays, change orders and site conditions that may differ from what we expect could lead to significant increases in our project costs.  Delays and changes are not uncommon in construction projects.  We may modify or change the location of the energy facility if we run into problems or delays at our planned site.  Increases in the estimated costs of our energy production facility would require us to obtain additional financing, which may be difficult to obtain on favorable terms, if at all.  See “We Require Immediate Additional Capital” above.

Delays in constructing our energy production facility may hinder our ability to timely commence operations.

Delays in completing the construction of our energy production facility could occur because of, among other things, acts of God, defects in material or workmanship, labor or material shortages, permitting or zoning delays, failure to locate or reach acceptable agreements for the real property upon which our facilities will be built, changes in the location of our proposed facilities for a variety of reasons, or the need to obtain additional capital.  We have developed what we believe to be a reasonable timetable for completing the facilities.  Our schedule depends on the accuracy of the assumptions underlying our plan of operations, and these assumptions are based upon agreements and plans that we have not yet begun to negotiate or are not yet final or executed.  These include, among others, our construction schedule, obtaining appropriate sites on acceptable terms, our ability to obtain necessary permits, and our ability to secure third party purchasers or marketers for our products before the ethanol plant is completed.   There can be no assurance that we can reach acceptable terms for any of these agreements, or that the plans will materialize according to our assumptions.  Any of these could delay completion of the energy production facility.  Delays will hinder our ability to timely commence operations and generate revenue.

We will depend on contractors and others to construct our energy production facility, and any defects in material, workmanship or design will hinder our ability to operate the facilities.

We will depend on the services of third party contractors and others to design and build our energy production facility.  We have not entered into any agreements with such contractors or third parties, and there can be no assurance that we will reach agreements with any of them.  We anticipate that these contractors and third parties will be involved with other energy projects.  Such involvement may take time and attention away from our project, which could delay the completion and start-up operation of our energy production facilities.  Defects in material, workmanship or design are not uncommon in construction projects such as ours.  We will rely on our contractors and third party service providers to address any such deficiencies.  Any such failures could cause a delay or halt in operations, which could damage our ability to generate revenues from energy production.

The alternative fuel industry is extremely competitive, and we may not have sufficient resources to compete.

Competition in the alternative energy industry is intense.  We will face competition from other companies seeking to develop large-scale energy production facilities.  Many of these developers have significantly more experience and financial and other resources than us.  In addition, our energy production facilities will compete with those of other energy producers, many of whom are more experienced and have accessto greater financial resources.  Some of these producers will be capable of producing a significantly greater amount of energy.

Technological advances could significantly decrease the cost of producing energy from biowaste, and if we are unable to adopt or incorporate technological advances into our operations, our proposed energy production plant could become noncompetitive or obsolete.

We anticipate that technological advances in the processes and procedures for producing energy from biowaste will continue to occur.  It is possible that those advances could decrease the cost of producing energy from biowaste.  If we are unable to adopt or incorporate these technological advances, our energy production methods and processes could be less efficient than our competitors, which could cause our energy production plant to become uncompetitive.  In addition, alternative fuels, additives and oxygenates are continually under development.  Any of these factors could have a material adverse effect on our business or financial condition.

We may experience problems in selling the energy we produce.

We do not intend to hire a sales staff to market the energy that we produce from biowaste.  We expect to enter into agreements with third party distributors to market and sell such energy; however, we have not yet reached any such agreements or understandings.  If we are unable to secure the services of third party distributors, we will not have any readily available means to sell the energy we produce.

Competition for qualified personnel in the alternative energy industry is intense, and we may not be able to hire or retain qualified managers or employees.

When our energy production facility nears completion, we will need a significant number of employees to operate the facilities.  Our success will depend in part upon our ability to attract and retain qualified personnel to a rural community.  Competition for employees in the alternative energy industry is intense.  We cannot assure you that we will be able to attract and retain qualified personnel.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended September 30, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In July 2007, we issued an aggregate of 4,300 shares of common stock, valued at $300, to one individual in satisfaction of accounts payable.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In August 2007, we issued 444,400 shares of common stock to an investor in consideration for cash in the amount of $20,000.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In August 2007, we issued an aggregate of 68,900 shares of common stock, valued at $3,400, to two recipients in satisfaction of accounts payable.  The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In September 2007, we issued an aggregate of 9,300 shares of common stock, valued at $500, to one individual in satisfaction of certain accounts payable.   The issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

In the third quarter of 2007, we issued an aggregate of 44,800 shares of restricted common stock and an aggregate of 44,800 shares of free-trading common stock, valued at an aggregate of $5,500, for certain services related to public relations.   The issuances were made in reliance on Section 4(2) of the Act and were made without general solicitation or advertising.  The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

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

Date: November 14, 2007

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer