Form 10QSB/A
period 2007-09-30
HUMAN BIOSYSTEMS INC
filed 2007-12-18
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-QSB/A amends our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on November 14, 2007. This amendment is being filed solely to correct certain information in Item 1 of Part I – Financial Information. Specifically, our Condensed Balance Sheet (Unaudited) as of September 30, 2007 is amended to correctly state the number of authorized and issued shares of common and preferred stock. In addition, our Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited) is amended to clarify certain descriptions of the line items presented therein. Finally, pursuant to the rules of the SEC, the certifications by our Chief Executive Officer and Acting Chief Financial Officer included in Item 6 of Part II have been re-executed as of the date of this amendment.

For convenience and ease of reference, this amendment contains the complete text of the original report with the corrected information described above. However, this Form 10-QSB/A only amends the items described above and does not amend or update any other portion of the original report. Accordingly, except for the modifications described above, this amendment does not update any disclosures to reflect any events or developments that have occurred at a date subsequent to the filing of the original report.

HUMAN BIOSYSTEMS

FORM 10-QSB

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheet (Unaudited) -- as of September 30, 2007

F-1

Condensed Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended September 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through September 30, 2007

F-2

Condensed Statement of Stockholders' Deficit (Unaudited)

For the Nine Months Ended September 30, 2007

F-3

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006,

and the Period from February 26, 1998 (Inception) through September 30, 2007

F-4

Notes To Condensed Financial Statements (Unaudited

F5-14

Item 2.

Management's Discussion and Analysis

or Plan of Operation

15

Item 3.

Controls and Procedures

28

PART II - OTHER INFORMATION

28

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

36

Item 3.

Defaults Upon Senior Securities

37

Item 4.

Submission of Matters to a Vote of Security Holders

37

Item 5.

Other Information

37

Item 6.

Exhibits

37

Signatures

37

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
Current assets
Cash	$ 3,900
Prepaid expenses	31,700
Total current assets	35,600

Fixed assets, net	110,900

Other assets
Loan fees	22,500
Deposit on land purchase	239,700

Total assets	$ 408,700

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 671,100
Accrued liabilities	191,200
Public relations payable	58,400
Due to stockholders	200,000
Note payable, net of discount	471,200
Total current liabilities	1,591,900

Long term liabilities
Due to stockholders	500,000
Note payable, net of discount	38,500

Total liabilities	2,130,400

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-
Common stock; no par or stated value; 300,000,000 shares authorized,
117,390,100 shares issued and 109,804,500 shares outstanding	24,374,900
Loan fees paid in common stock	(37,300)
Accumulated deficit during development stage	(26,059,300)
Total stockholders' deficit	(1,721,700)

Total liabilities and stockholders' deficit	$ 408,700
The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	February 26, 1998 (Inception) Through September 30, 2007
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	6,800	52,900	27,900	105,500	4,375,600
Public relations	3,100	308,500	408,600	905,600	5,548,700
Other general and administrative expenses	271,000	382,200	908,000	1,008,100	8,647,600
Total general and administrative	280,900	743,600	1,344,500	2,019,200	18,571,900
Research and development	70,700	40,600	211,900	115,100	2,489,300
Ethanol development	131,200	-	902,900	-	1,112,900
Sales and marketing	-	-	-	-	820,800

Total operating expenses	482,800	784,200	2,459,300	2,134,300	22,994,900

Loss from operations	(482,800)	(784,200)	(2,459,300)	(2,134,300)	(22,994,900)

Other income (expense)
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	(7,600)	-	(770,200)
Forgiveness of debt	-	3,200	100	9,800	105,600
Interest income	-	-	5,100	-	8,700
Interest expense	(126,100)	(7,900)	(379,000)	(19,900)	(1,147,400)

Loss before provision for income taxes	(608,900)	(788,900)	(2,840,700)	(2,144,400)	(26,050,500)

Provision for income taxes	800	1,600	800	1,600	8,800

Net loss	(609,700)	(790,500)	(2,841,500)	(2,146,000)	(26,059,300)

Other comprehensive income (loss), net of tax

Unrealized gain (loss) on investment in marketable securities	-	(10,500)	-	(13,700)	-
Total comprehensive loss	$ (609,700)	$ (801,000)	$ (2,841,500)	$ (2,159,700)	$ (26,059,300)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.81)
Basic and diluted weighted average common shares outstanding	105,819,310	75,305,439	99,849,219	71,167,573	31,961,734

The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
	Common Stock Shares Amount		Loan Fees Paid in Common Stock	Investment in Marketable Securities	Accumulated Other Comprehensive Loss	Accumulated Deficit During Development Stage	Total Stockholders’ Deficit
Balance December 31, 2006	82,510,200	$22,807,200	$(52,000)	$ --	$ --	$ (23,217,800)	$(462,600)
Issuance of common stock for cash (net of offering costs of $631,600), weighted average price of $0.05	11,743,500	556,000	--	--	--	--	556,000
Issuance of common stock to Officers & Directors for cash at $0.05 per share	200,000	10,000	--	--	--	--	10,000
Issuance of common stock for cash related to Investment Agreement, weighted average price of $0.06	12,523,800	690,900	--	--	--	--	690,900
Issuance of common stock and warrants for services, weighted average price of $0.09	2,353,800	210,400	--	--	--	--	210,400
Issuance of common stock in satisfaction of accounts payable, weighted average price of $0.07	123,200	8,400	--	--	--	--	8,400
Issuance of warrants in satisfaction of accounts payable	--	9,100	--	--	--	--	9,100
Issuance of common stock for loan fees, weighted average price of $0.09	350,000	33,000	(33,000)	--	--	--	--
Issuance of warrants for loan fees	--	22,000	(22,000)	--	--	--	--
Stock based compensation related to granting of options	--	27,900	--	--	--	--	27,900
Current period amortization of loan fees paid in common stock	--	--	69,700	--	--	--	69,700
Comprehensive loss, net of tax	--	--	--	--	--	(2,841,500)	(2,841,500)
Balance September 30, 2007	109,804,500	$ 24,374,900	$ (37,300)	$ --	$ --	$ (26,059,300)	$ (1,721,700)
The accompanying notes are an integral part of these condensed financial statements

HUMAN BIOSYSTEMS (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2007	Nine months ended September 30, 2006	February 26, 1998 (Inception) Through September 30, 2007
Cash flows from operating activities:
Net loss	$(2,841,500)	$(2,146,000)	$(26,059,300)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Stock based compensation	27,900	105,500	4,369,000
Public relations - paid or to be paid	268,800	847,600	5,350,900
Depreciation	12,900	2,200	29,800
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Amortization and accretion of loan fees and discounts	347,200	13,500	1,208,800
Loss on investment in marketable securities	7,600	-	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	38,000	59,900	87,400
Change in other assets	(35,000)	(3,100)	(103,800)
Change in accounts payable	447,000	46,600	817,900
Change in accrued liabilities	123,700	600	112,700
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(1,603,400)	(1,073,200)	(12,100,800)

Cash flows from investing activities:
Proceeds from sale of investments	133,100	-	133,100
Purchase of fixed assets	(82,800)	-	(140,700)
Deposit on land purchase	(239,700)	-	(239,700)
Net cash used by investing activities	(189,400)	-	(247,300)

Cash flows from financing activities:
Change in due to stockholders	602,300	(64,400)	1,561,900
Proceeds from issuance of common stock	1,256,900	1,152,100	10,460,300
Proceeds from borrowing on notes payable	385,000	75,000	1,783,100
Principal payments on notes payable	(1,025,300)	-	(1,242,700)
Principal payments on note payable for D&O	(35,800)	(52,700)	(119,100)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	1,183,100	1,110,000	12,352,000

Net increase (decrease) in cash	(609,700)	36,800	3,900

Cash, beginning of period	613,600	41,600	-

Cash, end of period	$ 3,900	$ 78,400	$ 3,900

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -	$ 8,000
Cash paid for interest	$ 300	$ -	$ 13,000

Schedule of non-cash financing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 17,500	$ 15,800	$ 105,800

Issuance of common stock and warrants for loan fees	$ 55,000	$ -	$ 120,800

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

Under the Consulting Services Agreement, the facilities will be funded by the Company according to a schedule, with $300,000 due upon closing of the Asset Purchase Agreement and additional amounts upon completion of certain milestones thereafter.  The Company will contribute $150,000 upon completing the following milestones: (1) raw product supply agreement for the first plant; (2) environmental services agreement for the first plant; (3) risk management agreement for the first plant; and (4) distilled grain marketing agreement for the first plant.  The Company will contribute an additional $150,000 upon completing the following milestones: (1) ethanol off take agreement for the first plant; (2) preliminary engineering study for the first plant; (3) land use permit submittal for the first plant; (4) environmental permits submittal for the first plant; (5) financial advisory services agreement or letter of interest from financial entity; (6) land option agreement for the second plant; and (7) fuel supply agreement for the first plant.  The Company will contribute an additional $400,000 upon reaching the following milestones: (1) utility services agreement for the first plant; (2) Phase I engineering and environmental for the first plant; (3) raw product supply agreement for the second plant; (4) environmental services agreement for the second plant; (5) risk management agreement for the second plant; and (6) distilled grain marketing agreement for the second plant.  The Company will contribute an additional $450,000 upon reaching the following milestones: (1) EPC Agreement and Phase II engineering for the first plant; (2) fuel supply agreement for the second plant; (3) utility services agreement for the second plant; (4) ethanol off take agreement for the second plant; (5) environmental permits submittal for the second plant; (6) preliminary engineering study for the second plant; (7) land use permit submittal for the second plant; (8) Phase I engineering and environmental studies for the second plant; (9) long term equity commitment for first plant ; (10) long term debt commitment for the first plant; (11) issuance of authority to construct permits for the first plant; and (12) final funding documentation for the first plant.  Finally, the Company will contribute $400,000 upon completing the following milestones: (1) EPC Agreement and Phase II engineering for the second plant; (2) long term equity commitment for the second plant; (3) long term debt commitment for the second plant; (4) final environmental permits for the second plant; (5) authority to construct permits for the second plant; and (6) final funding documentation for the second plant.

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

Competition in the alternative energy industry is intense.  We will face competition from other companies seeking to develop large-scale energy production facilities.  Many of these developers have significantly more experience and financial and other resources than us.  In addition, our energy production facilities will compete with those of other energy producers, many of whom are more experienced and have access to greater financial resources.  Some of these producers will be capable of producing a significantly greater amount of energy.

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

Date: December 18, 2007

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer