Form 10KSB
period 2007-12-31
HUMAN BIOSYSTEMS INC
filed 2008-04-02
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended December 31, 2007
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the transition period from _______ to _______

Commission file number 000-28413

HUMAN BIOSYSTEMS

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)

1127 Harker Avenue

Palo Alto, California 94301

(Address of principal executive offices)

(650) 323-0943

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value; traded on OTCBB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the closing price of such stock on March 12, 2008, was $1,287,315.  Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2008, the registrant had outstanding 138,550,685 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business

4

Item 1A.

Risk Factors

14

Item 2.

Description of Property

24

Item 3.

Legal Proceedings

24

Item 4.

Submission of Matters To a Vote of Security Holders

25

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters
and Small Business Issuer Purchases of Equity Securities

25

Item 6.

Management's Discussion and Analysis or Plan of Operation

26

Item 7.

Financial Statements

35

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 8A(T).

Controls and Procedures

36

Item 8B.

Other Information

36

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act

36

Item 10.

Executive Compensation

38

Item 11.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

41

Item 12.

Certain Relationships and Related Transactions and Director Independence

43

Item 13.

Exhibits

44

Item 14.

Principal Accountant Fees and Services

45

PART I

Certain statements in this annual report constitute forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The forward-looking statements in this annual report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will," "estimate," "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements.  Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this annual report.  Readers are urged to carefully review and consider the various disclosures made by us in this annual report, including those set forth under "Risk Factors."

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and issue preservation systems and methods for preserving blood platelets.  We are also involved in the alternative energy industry through the conversion of biowaste to energy.

We have been successful in preserving blood platelets for ten days under refrigeration while maintaining cell structure and morphology, which has never been done before to our knowledge.

We have completed in-vitro tests using our proprietary systems at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  After discussions with the U.S. Food and Drug Administration (“FDA”), we elected to first pursue animal and human studies in Mexico.  We have located facilities in Mexico where we intend to pursue these studies; however, due to a lack of funding we suspended these efforts in July 2007.

Our potential customers include blood banks, hospitals, clinics, and similar organizations.  We have no revenue from product sales or services to date. Our development efforts and operations have been funded through equity infusions from investors and loans from shareholders and institutions.

In August 2006, we also entered the alternative energy market through our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  At that time, we intended that HBS Bio would identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.  However, we recently made the decision to refocus our efforts in the renewable energy market by concentrating on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities.  As a result, we currently are not pursuing production of ethanol and biodiesel fuel.

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  In January 2008, all members of our management team agreed to a 50% reduction in salary to conserve cash.  We have pursued various alternatives for raising capital over the prior three fiscal years, and continue to seek sources of additional capital.

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

We are developing a process whereby platelets are refrigerated at slightly above the freezing point of water and stored there until needed. Recent tests show that up to 68% of the starting population of platelets remains discs after 24 hours of refrigeration.

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

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods.  In August 2003, we filed another patent application covering improved platelet preservation methods.  In May 2006, the U.S. Patent Office approved our patent for organ preservation entitled “Methods and Solutions for Storing Donor Organs”, U.S. Patent No. 7/029,839.  As of March 2008, the U.S. Patent Office has granted us five patents for our organ, cell and platelet preservation technologies.  We anticipate filing additional patent applications relating to platelet preservation in the future, as soon as we have the capital to do so.  We believe that these additional patent applications, if and when filed, should strengthen our competitive position in the platelet preservation marketplace.  We will also seek strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas.

We intend to continue the development of our Platelet Preservation System, a proprietary technology that extends the shelf life of blood platelets beyond the current five-day period. It is our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum.  Although we believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures, we have decided to focus on the refrigeration of platelets because blood centers typically are limited in space and budget, and our market studies show that most platelets used commercially would be consumed within the limits of our refrigeration preservation technology.

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

In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions. Further recent studies using biochemical test markers have corroborated these studies.  In 2008, we intend to seek opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade and continue freezing experiments on organs and islet cells.

Our Alternative Energy Business

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

We have assembled a highly qualified team with extensive experience in the design and construction of processing facilities and the agribusiness industry for the purpose of locating, constructing and operating United States-based energy facilities using cutting edge technologies with a risk-mitigated business model.  This model is intended to address and significantly mitigate one of the most severe environmental issues in California – emissions from dairy cow manure.  We also anticipate that it will greatly improve the economics of dairy farmers whose margins are prohibitively constrained by the cost of compliance with environmental requirements.  Our facility will also provide a strong solution for meeting governmental mandates for green energy production.

We are currently restructuring the alternative energy business of HBS Bio.  We expect this process to include transferring the waste to energy project in which HBS Bio has invested, HBS BioEnergy DDG Corcoran, LLC (“HBS Corcoran”), to a new entity that will focus on this business.  We anticipate this process to be completed in the second quarter of 2008.

Strategy

Our strategy is first to raise capital to cover the initial cost of developing our first energy production facility.  We currently estimate that we will need to raise approximately $3,000,000 for this purpose.  Development costs include the securing of the appropriate site through an option or conditional sales contract, permits necessary to construct an energy facility, engineering drawings and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of the energy production facility.  We currently estimate that our first production plant will cost in excess of $65 million.  There can be no assurance that the final cost of the facility will not be higher.

Termination of Agreements with EXL III Group Corporation

On January 5, 2008, we entered into a Mutual Termination Agreement (the “Termination Agreement”) with HBS Bio, HBS Corcoran, The EXL III Group Corporation (“EXL”), and Claude Luster III (“Luster”). The Termination Agreement terminates, effective August 22, 2007, the following three agreements (referenced herein as the “EXL Agreements”) were entered into in September 2006:

(1)

the Asset Purchase Agreement by and between HBS, HBS Bio, and EXL;

(2)

the Consulting Services Agreement by and between HBS Bio and EXL; and

(3)

the Escrow Agreement by and between HBS Bio, EXL, and Silicon Valley Law Group, a California law corporation.

The principal purpose of the EXL Agreements was for HBS Bio and EXL to work together to develop and construct ethanol production facilities. HBS Bio and EXL have since decided to pursue separately their respective business interests. HBS Corcoran is a party to the Termination Agreement because it was involved in developing ethanol production facilities with HBS Bio and EXL.

Under the Termination Agreement: (i) all purported transfers of assets and liabilities under the Asset Purchase Agreement referenced above were deemed null and void and of no effect; (ii) the parties confirmed that the total amount of consulting fees owed by HBS Bio to EXL under the Consulting Services Agreement was $16,583.32 and was to be paid within two weeks following the effective date of the Termination Agreement; and (iii) all shares of common stock of HBS held in escrow under the Escrow Agreement are to be cancelled and are to be released to HBS.

HBS Bio incurred costs developing plans to create an ethanol production facility in the Port of Morrow located in the State of Oregon. Under the Termination Agreement, if EXL or Luster decides to continue to develop or pursue such facility, EXL has agreed to reimburse HBS Bio for such costs that were incurred by HBS Bio.

The Termination Agreement confirms that, as of August 22, 2007, Luster no longer serves as the president of HBS Bio or as a member or Board of Managers of HBS Corcoran. Finally, the Termination Agreement contains certain representations, warranties and releases by certain parties thereto.

The description above of the Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement itself, a copy of which is filed as Exhibit 10.17 to this annual report and incorporated herein by reference.

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

When we enter the human infusion test phase, the priorities at our Russian branch may be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage. Since we have completed the in-vitro studies some time ago and have already entered the human infusion test phase, our Russian branch has been assigned to pursue those opportunities that may be advantageous to us.

After discussions with the FDA, we have elected to pursue animal and human studies in Mexico.  See "Business – Research and Development" for more information.

Alternative Energy Business

We have assembled a team of industry professionals with strong track records in all strategic and tactical aspects such as facility location and logistics, plant construction and operations, raw material and energy procurement, and biofuel sales.

In February 2007, HBS Bio formed a joint venture with Visalia-based Dairy Development Group, LLC and Agrimass Enviro-Energy, Inc. to build an energy park in the San Joaquin Valley of California.   Pursuant to this joint venture, the parties formed HBS Corcoran.  HBS Bio will provide all development capital for the energy park pursuant to an agreed-upon budget, while the other parties will provide all management and other services as well as technology required for the energy park.

In April 2007, HBS Corcoran entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million.  HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007.  During the year ended December 31, 2007, HBS Bio deposited an aggregate of $389,700 into escrow.   The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

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

We are currently restructuring the alternative energy business of HBS Bio.  We expect this process to include transferring the waste to energy project in which HBS Bio has invested, HBS Corcoran, to a new entity that will focus on this business.  Human BioSystems, along with other affiliates of HBS Corcoran, will own the new entity.  We anticipate this process to be completed in the second quarter of 2008.

Research and Development

Platelet and Organ Preservation Business

We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market.  Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.  During the year ended December 31, 2007, we spent $282,500 on research and development, compared to $165,700 for the comparable period in 2006.  None of these costs were borne directly by customers.

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

Our most recent test efforts were directed toward the refinement of our platelet preservation technology before we commenced human studies and an application for approval from the FDA.  However, after discussions with the FDA, we elected to first pursue animal and human studies in Mexico.  We have located facilities in Mexico where we intend to pursue these studies; however, due to a lack of funding we suspended these efforts in July 2007.

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

Alternative Energy Business

We are currently researching production methodologies for our biowaste to energy production facility.  We currently anticipate, however, that we will use primarily thermal gasification, as well as potentially anaerobic digestion and microbial/aeration liquid waste mitigation methods that will consume all of the manure daily and convert it into electricity, steam, hot water, organic fertilizer and ash.  This conversion process will produce approximately 20 megawatts of electricity, and through existing heat recovery technologies supply all of the steam and hot water requirements for all the manufacturing processes.

Product Development

Platelet and Organ Preservation Business

We previously engaged Quintiles, Inc., an international regulatory consulting firm, to assist with planning and managing the regulatory approval process.  This firm specializes in the design and implementation of regulatory strategies, including experiment design and monitoring.  Our use of their services has been limited, however, since we have not yet started clinical trials. We currently are not using their services, but anticipate re-engaging Quintiles or another qualified firm if we proceed with FDA clinical trials.

As an overall strategy, we intend to apply for approval for our products while limiting the system claims for our Platelet Preservation System and to progressively expand them as FDA and/or European Union approval is granted for each succeeding claim.  Our intention is to apply for approval in the U.S., Western European countries and Japan as the primary markets for our platelet preservation product.  However, we believe that our first product sales efforts will be directed towards countries in South America, Mexico and other countries that have fewer regulatory restrictions than the U.S., so as to provide a shorter time to market.

Alternative Energy Business

HBS Bio is currently seeking financing to stage our first energy production facility.  Such staging includes securing the appropriate site through an option or conditional sales contract, permits necessary to construct an energy facility, engineering drawings and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of the energy production facility.  We currently estimate that the staging will cost approximately $3 million per facility.  Once a project is properly staged, we believe that we will be able to obtain construction financing on a plant by plant basis.  We currently estimate that each plant will require approximately $65 million to construct

.

We are currently restructuring the alternative energy business of HBS Bio.  We expect this process to include transferring the waste to energy project in which HBS Bio has invested, HBS Corcoran, to a new entity that will focus on this business.  We anticipate this process to be completed in the second quarter of 2008.

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

Alternative Energy Business

We intend to market the energy we produce to utility companies in major metropolitan and rural areas in the United States.   As we move closer to the production phase for our energy facilities, we will develop more detailed distribution and sales plans.

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

Alternative Energy Business

As set forth above, our energy production facility will rely on cow manure and other animal waste to produce electricity.  We currently do not anticipate any significant difficulty in obtaining the raw material that we need.

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

Solutions used for storing organs, such as the HTK and UW solutions, have long been established in Europe and the U.S. Although we believe that our directly competitive solution, the HBS-AZ, has shown better results using animals as test subjects, we cannot be assured of the same results in humans. However we have good initial success with our freezing technology, which has not been duplicated to our knowledge.

Alternative Energy Business

We will compete with other producers of electricity as well as a variety of other energy producers.  Most of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

As of December 2007, the U.S. Patent Office has granted us five patents for our organ, cell and platelet preservation technologies.  We believe that our patents and their extensions will protect the current core technology and provide us with a long-term competitive advantage in the market.

We purchased the patents for a vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998.  The patent "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990.  Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force.  We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for five years.  The first $16,000 in royalty payments, if any, are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, are to be paid in cash.  To date, no royalties have been earned or paid for Phemtest.

Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.  As of December 31, 2007, we have not signed any agreement with any potential licensee, as our focus remains on our core businesses of preserving blood platelets and organs and the conversion of waste to energy.

Government Regulation

Platelet and Organ Preservation Business

The FDA and the European Union have regulations governing the marketability of medical solutions and equipment. We have not developed our products to the level where these approval processes can be started.

We believe that all of the products currently in development will require FDA approval prior to marketing in the U.S.  Our initial products are at the prototype development stage and preclinical testing.  We intend to submit our initial Investigational New Drug Exemption ("IND") and Investigational Device Exemption ("IDE") as soon as sufficient preclinical data is obtained.  Both of the IND and IDE must be filed with the FDA prior to conducting clinical trials on human subjects. The successful completion of clinical trials is the final step toward receiving FDA approval of our product for marketing.

Our anticipated first product is a set of solutions and process to be used by blood centers to store platelets at refrigerated temperatures.  As such, we must obtain regulatory approval from the FDA to market the solutions and process in the U.S.  In addition, if a device is required in the processing or storage of platelets, we must obtain regulatory approval from the FDA to market the device and the platelet product to be stored in our device.

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

Russian regulations governing patents and procedures for ownership of patents are similar to those in the U.S., as they state that any patentable products or ideas developed through the branch personnel will be our property as long as an agreement with employees and outside sub-contract personnel stipulates that such inventions shall be assigned to us. This is similar to U.S. law. It is our practice to require that all personnel and outside contractors sign such an agreement.

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

Alternative Energy Business

Our alternative energy business will be subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment.  These laws, their underlying regulatory requirements and their enforcement, will impact our proposed business operations by imposing restrictions on such proposed operations, requiring us to obtain and comply with permits and authorizations, causing us to incur liability for exceeding applicable permit limits or legal requirements and imposing specifications for the energy we plan to produce.

Other Product Development Efforts

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue.  In 2003 we signed a binding letter of intent to acquire all rights in a cream product with potential skin healing and antibacterial properties.  The purpose of the acquisition is to develop a product to generate revenues while our blood platelet preservation technology is undergoing human infusion tests.  During 2004, we reformulated the cream for better appearance and use.  We then tested the reformulated cream for safety at an independent laboratory, and received positive results.  However, after searching unsuccessfully for a business partner to produce and market the cream, we have ceased all marketing and development activities of the cream.  We currently have no plans to further market or develop this cream.

Employees

As of December 31, 2007 we had an aggregate of 10 employees and key consultants, of which four are in our Russian branch.  Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 1A.

RISK FACTORS

Our business, financial condition or results of operations could be materially and adversely affected by any of the following risks:

Risk Factors Related to Our Business

We have a history of losses, and our independent certified public accountants have raised doubts about our ability to continue as a going concern.

Since our inception in 1998, we have incurred substantial losses from operations, resulting primarily from costs related to research and development and building our infrastructure.  Because of our status as a development stage company and the need to conduct additional research and development prior to introducing products and services to the market, we expect to incur net losses for the foreseeable future.  If our growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.  We may never achieve profitability.  Primarily as a result of these recurring losses, our independent certified public accountants have modified their report on our December 31, 2007 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are in the tenth year of research and development, with an accumulated loss during the development stage (through December 31, 2007) of $26,569,700.  We currently do not know when our preservation research and development will be completed, or if a product will ever result from this research and development activity.  We anticipate that the funds spent on these research and development activities will need to increase significantly prior to completion of research and development and commercialization of a product.  In addition, we anticipate that we will need substantial additional funding to acquire real property and develop energy production facilities.  We may not be able to secure funding in the future necessary to complete our intended preservation research and development activities or our energy production activities.

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

Our operating plan for 2008 is focused on development of our products.  We estimate that we will need to raise approximately $4 million in cash to support this plan for the next twelve months.  At December 31, 2007, we had only $8,700 in cash.  We are actively seeking additional funding.  There can be no assurance that the required additional financing will be available on terms favorable to us or at all.  In December 2007, we commenced a private placement of 20,000,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act of 1933 (“Securities Act”).  Although we have entered into certain agreements with Dutchess Private Equities, LP (“Dutchess”) and other prospective funding resources, there can be no assurance that we will be successful in raising any capital pursuant to the Dutchess agreements or these other agreements.

Obtaining capital will be challenging in a difficult environment, due to the current environment in the United States financial markets and current world instability. We currently have no commitments for funding and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If our human infusion studies are successful, we believe that we will be able to obtain additional funding through a license agreement with one or more of the potential strategic partners with whom we have had discussions to date, thereby satisfying our financial needs for at least 2008; however, we currently do not have the capital to complete our infusion studies and there can be no assurance that we will achieve successful results in our human infusion studies or that we can enter into a license agreement or agreements providing adequate financing for 2008 and beyond.

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and would most likely result in a lower stock price.

We and our chief executive officer are the subject of SEC and Justice Department proceedings for securities fraud.

In August of 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission brought securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a September 1999 and February 2000 private placement.  The allegations generally charged Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company.  The SEC also brought fraud charges against us for the same transactions.

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

Since all of the shareholders electing to rescind were paid in full (whether in cash or in shares of common stock), we believed that the issues raised by the alleged failure to disclose were fully resolved. In January of 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term, which ended in July 2006.

The civil case by the SEC against us and Mr. Masuda had been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term. On March 14, 2008, Final Consent Judgments as to us and Mr. Masuda were entered in the civil case in the United States District Court for the Eastern District of New York. Pursuant to the Final Consent Judgments, we and Mr. Masuda are permanently enjoined and restrained from, directly or indirectly, violating Sections 5(a) or 5(c) of the Securities Act, Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Mr. Masuda was further ordered to pay a civil penalty in the amount of $25,000.

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

We have a limited operating history, and have no revenue to date. We cannot forecast with any degree of certainty whether any of our products or services will ever generate revenue or the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

•

our ability to attract new and repeat customers;

•

our ability to keep current with the evolving requirements of our target markets;

•

our ability to protect our proprietary technology;

•

the ability of our  competitors to offer new or enhanced products or  services; and

•

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

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all.  Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business. Our inability to enter into new relationships or strategic alliances could have a material and adverse effect on our business.

We might need additional specialized personnel.

Although we are committed to the continued development and growth of our business, we will need to add the specialized key personnel to assist us in the execution of our business model.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.  We will make every effort to recruit executives with proven experience and expertise as needed to achieve our plan.

Our success will depend in part on our ability to market products and services.

Due to our limited resources, the execution of our business model and sales and marketing of our products and services has been limited to date.  Our success is dependent upon our ability to execute with such limited resources.

We may not be able to develop a market for our products and services, which will most likely cause our stock price to decline.

The demand and price for our products and services will be based upon the existence of markets for them.  The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness ad performance of our products and services when compared to alternative products and services, which may be conventional or heretofore unknown.  If the products and services of other companies provide more cost-effective alternatives or otherwise outperform our products and services, the demand for our products and services may be adversely affected.  Our success will be dependent upon market acceptance of our products and services.  Failure of our products and services to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration.  This would likely cause our stock price to decline.

We may have difficulty in attracting and retaining management and outside independent members to our Board of Directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do carry limited directors and officers’ liability insurance.  Directors and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors.

We may lose potential independent board members and management candidates to other companies that have greater directors and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings, which will have an impact on our future financial position and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes.  Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense.  These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States, and adversely affect our operating results.

We may be unable to protect our proprietary rights.

We intend to closely monitor competing product introductions for any infringement of our proprietary rights.  We believe that, as the demand for products such as those developed by Human BioSystems increase, infringement of intellectual property rights may also increase.  If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we possess, which could adversely affect our ability to defend our rights.  In addition, we could incur substantial costs in defending our rights.

We are dependent on key employees.

Our business is dependent upon our senior executive officers, principally, Harry Masuda, our Chief Executive Officer, who is responsible for our operations, including marketing and business development, David Winter, M.D., our President, and Paul Okimoto, our Chairman of the Board, Executive Vice President and Secretary.  Should Messrs. Masuda, Winter and/or Okimoto leave our employ, our business may be adversely affected.  In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members.  Our success will depend to a large degree upon the active participation of our key officers and employees.  Loss of services of any of the current officers and directors, especially Messrs. Masuda, Winter, and Okimoto, could have a significant adverse effect on our operations and prospects.  There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

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

We entered into the alternative energy market in 2006.  See “Management’s Discussion and Analysis or Plan of Operation.”  Prior to that time, we had not been involved in any aspect of the alternative energy industry.  Although we initially retained the services of EXL III Group Corporation, which had some experience in the alternative energy industry, we are no longer working with this entity.  While we continue to work with other parties who also have experience in alternative energy production facilities, there can be no assurance that we will be successful in developing any energy production facilities or operating them profitably.  We have not generated revenues since our inception and we may never achieve profitability.

The cost of developing our energy production facilities could increase significantly, requiring additional capital.  We may not be able to raise all of the capital required to fund the development of energy production facilities.

We have estimated the initial cost of developing our first energy production facility at approximately $3,000,000.  Development costs include the securing of the appropriate site through an option or conditional sales contract, permits necessary to construct an energy facility, engineering drawings and the necessary conditions required by long term debt and equity funding sources to proceed with construction.  The development budget does not include construction of the energy production facility.  We currently estimate that construction of our first production plant will cost in excess of $65 million.  There can be no assurance that the final cost of the facility will not be higher.   Certain events and conditions, such as delays, change orders and site conditions that may differ from what we expect could lead to significant increases in our project costs.  Delays and changes are not uncommon in construction projects.  We may modify or change the location of the energy facility if we run into problems or delays at our planned site.  Increases in the estimated costs of our energy production facility would require us to obtain additional financing, which may be difficult to obtain on favorable terms, if at all.  See “We Require Immediate Additional Capital” above.

Delays in constructing our energy production facility may hinder our ability to timely commence operations.

Delays in completing the construction of our energy production facility could occur because of, among other things, acts of God, defects in material or workmanship, labor or material shortages, permitting or zoning delays, failure to locate or reach acceptable agreements for the real property upon which our facility will be built, changes in the location of our proposed facility for a variety of reasons, or the need to obtain additional capital.  We have developed what we believe to be a reasonable timetable for completing the facility.  Our schedule depends on the accuracy of the assumptions underlying our plan of operations, and these assumptions are based upon agreements and plans that we have not yet begun to negotiate or are not yet final or executed.  These include, among others, our construction schedule, obtaining an appropriate site on acceptable terms, our ability to obtain necessary permits, and our ability to secure third party purchasers or marketers for our products before the energy facility is completed.   There can be no assurance that we can reach acceptable terms for any of these agreements, or that the plans will materialize according to our assumptions.  Any of these could delay completion of the energy production facility.  Delays will hinder our ability to timely commence operations and generate revenues from energy production.

We will depend on contractors and others to construct our energy production facility, and any defects in material, workmanship or design will hinder our ability to operate the facility.

We will depend on the services of third party contractors and others to design and build our energy production facility.  We have not entered into any agreements with such contractors or third parties, and there can be no assurance that we will reach agreements with any of them.  We anticipate that these contractors and third parties will be involved with other energy projects.  Such involvement may take time and attention away from our project, which could delay the completion and start-up operation of our energy production facility.  Defects in material, workmanship or design are not uncommon in construction projects such as ours.  We will rely on our contractors and third party service providers to address any such deficiencies.  Any such failures could cause a delay or halt in operations, which could damage our ability to generate revenues from energy production.

The alternative energy industry is extremely competitive, and we may not have sufficient resources to compete.

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

We anticipate that technological advances in the processes and procedures for producing energy from biowaste will continue to occur.  It is possible that those advances could decrease the cost of producing energy from biowaste.  If we are unable to adopt or incorporate these technological advances, our energy production methods and processes could be less efficient than our competitors, which could cause our energy plant to become uncompetitive.  In addition, alternative fuels, additives and oxygenates are continually under development.  Any of these factors could have a material adverse effect on our business or financial condition.

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

When our energy production facility nears completion, we will need a significant number of employees to operate the facility.  Our success will depend in part upon our ability to attract and retain qualified personnel to a rural community.  Competition for employees in the alternative energy industry is intense.  We cannot assure you that we will be able to attract and retain qualified personnel.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations will require our planned facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.  We expect to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we will own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under certain environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

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

Risk Factors Related to Our Securities

We have registered for sale an aggregate of 16,917,464 shares of common stock to be issued under an Equity Line of Credit with Dutchess.  The sale of such shares could depress the market price of our common stock.

We have registered for sale an aggregate of 16,917,464 shares of common stock for issuance pursuant to an Equity Line of Credit with Dutchess.  The sale of these shares into the public market by Dutchess could depress the market price of our common stock.  As of December 31, 2007, there were 128,098,100 shares of our common stock issued and outstanding.

Assuming we utilize the maximum amount available under the Equity Line of Credit, existing shareholders could experience substantial dilution upon the issuance of common stock.  Our Equity Line of Credit with Dutchess contemplates the potential future issuance and sale of up to $5,000,000 of our common stock to Dutchess subject to certain restrictions and obligations.

Our issuance of additional common stock in exchange for services or to repay debt would dilute the proportionate ownership and voting rights of our shareholders and could have a negative impact on the market price of our common stock.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our shareholders based upon such factors as our Board may deem relevant at that time.  For the year ended December 31, 2007, we have issued a total of 2,267,700 shares of our common stock in payment for services.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by Human BioSystems and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions which eliminate the liability of our directors for monetary damages to Human BioSystems and our shareholders.  Our Bylaws also require us to indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could cause us to incur substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our shareholders.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our Articles of Incorporation and without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing shares of preferred stock at the present time.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as Human BioSystems, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”), and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the investment value of our stock.

Our common stock is “penny stock” because it is not registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

That the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the penny stock rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 2.

DESCRIPTION OF PROPERTY

We currently own no real property. Our principal address as reported herein is the residence of one of our employees.  We do not pay any rent for the use of our principal executive offices; however we pay our Chief Executive Officer $200 per month for the use of his personal residence and facilities for conducting Company business.  Although the real estate leasehold market in California is highly competitive, we believe that as we require facilities in California we will be able to find available facilities at a reasonable cost.

Our primary research and development effort, which has been conducted at our facility in Kransnoyark, Russia, has been transferred to the United States.  We currently continue to employ four people at that facility in Russia, including administration and support personnel.  We also have one employee at our Michigan research facility, conducting organ preservation studies.  We signed a five year lease on a new facility in Michigan in the last quarter of 2006, and moved into the new space in March 2007, to accommodate needed equipment to conduct islet cell and organ freezing studies.  The monthly rent on this facility is $1,100 plus expenses of $370 per month.

ITEM 3.

LEGAL PROCEEDINGS

On December 10, 2001, we filed a complaint entitled HyperBaric v. John A. Mattera, in the United States District Court, Northern Division, Case No. C01-21142.   This is an action against John A. Mattera ("Mattera") for breach of contract; breach of the implied covenant of good faith and fair dealing; fraud; securities fraud; and constructive trust in connection with a stock purchase agreement that we entered into with Mattera in April 2001.  Pursuant to the agreement, Mattera was to wire transfer the sum of $104,000 within 72 hours of receipt of 400,000 free trading shares of our stock to be deposited with a clearing agent designated by Mattera.   Mattera failed to pay and refused to pay for the shares of stock; however, the shares were cleared and released to Mattera by the clearing agent without confirmation that payment had been received by us.  Thereafter, the transfer agent refused to cancel the transfer or return the shares without a court order.  We are seeking damages; interest allowable by law; rescission of the agreement and return of the shares; attorneys' fees and costs incurred for the suit; punitive damages; and a preliminary injunction preventing the transferring of the shares and/or disposal of the proceeds until termination of the litigation.   The complaint was served on Mattera in Florida on December 28, 2001, but to date no response has been filed.  A judgment was entered against Mattera in the amount of $117,447.28 on November 15, 2002, and we have attempted to execute on this judgment.  There can be no assurance that we will be able to recover any of this amount.

In August of 2002, the United States Attorney for the Eastern District of New York and the Securities and Exchange Commission brought securities fraud charges against Harry Masuda, our Chief Executive Officer, for allegedly paying an unregistered broker an undisclosed commission in a September 1999 and February 2000 private placement.  The allegations generally charge Mr. Masuda with the failure to adequately disclose to investors in this private placement a commission agreement with Larry Bryant, an unlicensed broker-dealer. Remedies sought in these proceedings include criminal penalties and a bar from service as an officer or director of a publicly-traded company.  The SEC also brought fraud charges against us for the same transactions.

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

Since all of the shareholders electing to rescind were paid in full (whether in cash or in shares of common stock), we believed that the issues raised by the alleged failure to disclose were fully resolved. In January of 2005, the United States Government and Mr. Masuda entered into a deferred prosecution agreement which led to a dismissal of all charges against Mr. Masuda at the end of the 18-month deferred prosecution term, which ended in July 2006.

The civil case by the SEC against us and Mr. Masuda had been stayed at the request of the U.S. Attorney pending completion of the deferred prosecution term. On March 14, 2008, Final Consent Judgments as to us and Mr. Masuda were entered in the civil case in the United States District Court for the Eastern District of New York. Pursuant to the Final Consent Judgments, we and Mr. Masuda are permanently enjoined and restrained from, directly or indirectly, violating Sections 5(a) or 5(c) of the Securities Act, Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act. Mr. Masuda was further ordered to pay a civil penalty in the amount of $25,000.

We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers and vendors, but realize the inevitability of legal action in today’s business environment as an unfortunate cost of conducting business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Low Bid	High Bid
Fiscal 2007
Fourth Quarter	$0.04	$0.06
Third Quarter	$0.02	$0.06
Second Quarter	$0.05	$0.13
First Quarter	$0.07	$0.19

Fiscal 2006
Fourth Quarter	$0.09	$0.16
Third Quarter	$0.12	$0.24
Second Quarter	$0.13	$0.44
First Quarter	$0.25	$0.61

As of March 14, 2008, there were approximately 244 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2007, and not previously disclosed in our quarterly reports on Form 10-QSB for the respective quarterly periods ended March 31, June 30 and September 30, 2007.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the fourth quarter of 2007, we issued 6,951 shares of restricted common stock to a consultant in exchange for services provided to us.  The issuance was made in reliance on Section 4(2) of the Securities Act and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment purposes.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this annual report are based on information available to us on the date hereof and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The factors discussed above under “Risk Factors” and elsewhere in this annual report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report.

Overview

We are a developmental stage company, and have a very limited operating history and no revenue to date.  Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies, new lines of business and regulatory approval process requirements before any revenue is possible.

We have experienced operating losses since our inception.  These losses have resulted from the significant costs incurred in the development of our technology, the establishment of our research and development facility and the launch of our alternative energy business. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development, gaining regulatory approval to market our products in the U.S. and abroad, and establishing our alternative energy business.

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  We have pursued various alternatives for raising capital over the prior three fiscal years (see “Liquidity and Capital Resources” below for detailed descriptions of our capital-raising transactions).  To date, we continue to seek alternative sources for capital.

Platelet and Organ Preservation Business

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

We have completed in-vitro tests using our proprietary systems at two independent laboratories that specialize in platelet testing with results that we believe justify proceeding to human infusion (in-vivo) tests.  However, after discussions with the FDA, we elected to first pursue animal and human studies in Mexico.  We have located facilities in Mexico where we intend to pursue these studies; however, due to a lack of funding we suspended these efforts in July 2007.

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

Alternative Energy Business

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

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each.  HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio extended the review period for an additional three months by payment of an additional $15,000.  This lease expired on October 3, 2007, as a result of the decision by HBS Bio to refocus its efforts in the renewable energy market.

In addition, during April 2007, HBS Corcoran, a joint venture in which HBS Bio owns an interest, entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007.  During the year ended December 31, 2007, HBS Bio deposited an aggregate of $389,700 into escrow.  The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement.  HBS Corcoran will have 18 months to review the suitability of the property for its planned uses.  The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first.

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

We are currently restructuring the alternative energy business of HBS Bio.  We expect this process to include transferring the waste to energy project in which HBS Bio has invested, HBS Corcoran, to a new entity that will focus on this business.  Human BioSystems, along with other affiliates of HBS Corcoran, will own the new entity.  We anticipate this process to be completed in the second quarter of 2008.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  We did not generate any revenue in the years ended December 31, 2007 and 2006, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.  Total general and administrative expenses in the year ended December 31, 2007 were $1,676,700, a decrease from $2,290,700 for the year ended December 31, 2006.  The decrease was due primarily to a significant decrease in public relations expenses to $409,300 for the year ended December 31, 2007, from $1,059,900 for the year ended December 31, 2006.  This decrease is primarily due to the expiration and non-renewal of one large investor awareness program in 2006 and generally less activity in our promotion efforts.

We experienced a decrease in stock-based compensation in the year ended December 31, 2007 to $31,200, from $127,500 for the year ended December 31, 2006.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. The decrease in stock-based compensation in 2007 was primarily due to the decline in the use of options in lieu of cash compensation in that year.

We experienced a slight increase in other general and administrative expenses to $1,236,200 for the year ended December 31, 2007 from $1,103,300 for the year ended December 31, 2006.  This increase was due to increases in legal and professional fees and other expenses due to the establishment of our alternative energy business, financing arrangements and the obligation of being a public company.

Research and Development.  Our research and development expenses were $282,500 for the year ended December 31, 2007, an increase from $165,700 for the year ended December 31, 2006.  This increase was primarily due to expanded research and development at our larger Michigan facility and expanded consulting services in both our platelet preservation and energy business.

Ethanol Development.  We expended $934,700 for the development of our ethanol business in the year ended December 31, 2007, compared to $210,000 in the year ended December 31, 2006.  This significant increase was due to increased development efforts, personnel, legal services, use of specialized consultants, and costs related to procuring real property for the project.  As noted above, we currently are no longer pursuing an ethanol production business.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the year ended December 31, 2007 or 2006.  There may be sales and marketing expenses in 2008 if we are successful in our platelet or organ preservation studies that would justify the marketing of our technology or products though direct sales and marketing personnel.

Other Income and Expense.  We incurred interest expense of $454,800 during the year ended December 31, 2007, compared to $94,400 in the year ended December 31, 2006, due primarily to interest on increased debt incurred in 2007. We also recognized $8,000 in the year ended December 31, 2006 from the forgiveness of debt on an account payable converted to stock. We had interest income of $5,100 in the year ended December 31, 2007, compared to $900 in the year ended December 31, 2006, due to greater funds on deposit from the proceeds of our Dutchess financing during that year.

Net Loss.  As a result of the foregoing factors, our net loss increased to $3,351,900 for the year ended December 31, 2007, from a net loss of $2,752,700 for the year ended December 31, 2006.  We had an unrealized gain of $30,400 on our investment in Langley securities during the year ended December 31, 2006, resulting in a total comprehensive loss of $2,722,300 for the year.

Liquidity and Capital Resources

Our operating plan for 2008 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the year ended December 31, 2007, we received an aggregate of $1,534,200 from the issuance of common stock, including $961,430 from our agreement with Dutchess, compared to $1,412,700 received in the year ended December 31, 2006.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the tenth year of research and development, with an accumulated loss during the development stage of $26,569,700.  As of December 31, 2007, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

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

During the year ended December 31, 2007, we continued to spend cash to fund our operations.  Cash used by operating activities for the year ended December 31, 2007 was $1,965,800, and consisted principally of our net loss of $3,351,900, an increase in accrued liabilities of $130,000 and an increase in other assets of $65,000, offset by $269,300 in public relations expenses paid or to be paid in common stock, $31,200 provided by stock-based compensation, a change in accounts payable of $577,800, a change in prepaid expenses of $14,300, amortization of discount and loan fees on notes payable of $400,400, a loss on investment in marketable securities of $7,600 and $20,500 in depreciation.  For the year ended December 31, 2006, cash used by operating activities was $1,619,600, and consisted principally of our net loss of $2,752,700, a decrease in accrued liabilities of $185,600 and an increase in other assets of $68,800, offset by $1,001,900 in public relations expenses paid or to be paid in common stock, $120,900 provided by stock-based compensation, a change in accounts payable of $93,900, a change in prepaid expenses of $72,100, amortization of discount and loan fees on notes payable of $86,800, a loss on investment in marketable securities of $6,600 and $5,300 in depreciation.

We used $339,400 of cash for investing activities for the year ended December 31, 2007, compared to $37,100 of cash used for investing activities for the year ended December 31, 2006.   These expenditures were for the purchase of fixed assets of $82,800 in 2007 and $37,100 in 2006, and $389,700 in deposits on land purchase in 2007, offset by proceeds of $133,100 from the sale of investments in 2007.

Cash flow from financing activities for the year ended December 31, 2007 produced a net increase in cash of $1,700,300, consisting of $1,534,200 from the issuance of common stock and $431,400 from borrowing on notes payable, offset by $1,158,500 in principal payments on notes payable, $46,100 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase in $939,300 on amounts due to shareholders.  Cash flow from financing activities for the year ended December 31, 2006 produced a net increase in cash of $2,228,700, consisting of $1,412,700 from the issuance of common stock and $1,075,000 from borrowing on notes payable, offset by $120,000 in principal payments on notes payable, $70,600 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase in $68,400 on amounts due to shareholders.

As of December 31, 2007, we had cash and cash equivalents amounting to $8,700, a significant decrease from the balance of $613,600 at December 31, 2006.  Our working capital deficit increased to $1,745,800 at December 31, 2007, from $538,600 at December 31, 2006.  As of December 31, 2007, we had no commitments to purchase capital equipment.

Financing Activities

From 2004 through 2007, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 38,000,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 38,000,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004.

Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of our common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 10,449,000 shares of the Company’s common stock for approximately $647,600 during the nine months ended September 30, 2007. We anticipate exercising additional puts under the Investment Agreement in 2008 to provide funding for our operations.

In July 2004, we entered into the Stock Purchase Agreement, whereby we issued 7,000,000 shares of our restricted common stock for 512,665 shares in Langley, a London-based institutional investment trust formed in February 2004 to invest in a diverse portfolio of U.S. small-cap companies. Fifty percent of the free-trading Langley ordinary shares were held in escrow for two years as a downside price protection against our shares issued to Langley.  In the event of a decline in the market price of our common stock at the end of two years, we would be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock.

The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600, was paid for this transfer. As of December 31, 2006, we had a balance of 487,000 Langley shares, which were sold on January 30, 2007 for $140,700, for a net loss on investment of $7,600.

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

In March 2006, we entered into a loan agreement with an independent lender.  The lender agreed to loan us an amount based on 50% of the value of a portfolio of 500,000 shares of our common stock (approximately $75,000).  These shares are held as collateral only.  The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700).  We received net funds of $71,250 from this loan, which was based on a formula and pricing period following the agreement date.  The agreement calls for interest at the annual rate of 4.99% of the loan amount, payable quarterly, for a period of three years.  At maturity, we have the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions, renew the loan under certain conditions, or forfeit the shares and not repay the loan.  In January of 2007 an additional 166,666 shares of stock were issued for collateral. In December of 2007 we decided to forfeit all 666,666 shares as collateral and the loan was considered paid.

In November 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to us from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts issued by us as collateral under the Investment Agreement (discussed above). Thirty such puts were issued and are to be used only in the case of a default under the Investment Agreement. If the First Dutchess Note’s face value is not paid off by maturity, we will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. We may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. We issued 500,000 Holder Shares, which will carry piggyback registration rights in our next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The balance payable on the First Dutchess Note as of December 31, 2007 was $240,000.

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000 to the Dr. McCleary for loan fees.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through December 31, 2007.

In May 2007, we entered into a second loan transaction with Dutchess and issued to Dutchess a second promissory note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to us from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of (i) 100% of the proceeds raised from puts given to Dutchess by us, exceeding $120,000 per month, or (ii) $51,333.

If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the Second Dutchess Note.  If the Second Dutchess Note is not paid in full by the maturity date, the face value of the Second Dutchess Note will be increased by 10% as an initial penalty, and we will pay an additional 2.5% per month on the face value, compounded daily, until paid in full.  In addition to the failure to pay the face value by the maturity date, the following events are also “Events of Default”:  failure to make a payment within 10 calendar days of its due date; bankruptcy; our common stock is suspended or no longer listed on a recognized exchange; the registration statement for the underlying shares in the equity line is not effective and not cured within five days; we fail to carry out puts in a timely manner; any of our representations contained in the Agreement were false when made; or we breach the Second Dutchess Note.

Upon each and every Event of Default, Dutchess may elect to execute the puts in an amount that will repay it and fully enforce its rights under the Agreement.  Dutchess may also increase the face value of the Second Dutchess Note by 10% and an additional 2.5% per month, compounded daily until the default is cured or the Second Dutchess Note is paid in full.  Dutchess may also elect to stop any further funding (excluding the equity line of credit), or may switch any residual amount of the face value of the Second Dutchess Note not paid at maturity into a three-year convertible debenture.  If Dutchess so chooses, we have 10 days to file a registration statement for the shares issuable upon conversion of the convertible debenture equal to 300% of the residual amount, plus interest and liquidated damages.  If we do not file the registration statement within 10 days, or the registration statement is not declared effective within 60 days, the residual amount will be increased by $5,000 per day.  Moreover, if we have an opportunity to accelerate the effectiveness of the registration statement but fail to do so, the residual amount will increase by $5,000 per day commencing the date the statement would have been declared effective.  The conversion rate will be the lesser of 50% of the lowest closing bid price for the previous 15 days or 100% of the lowest bid price for the  preceding 20 days.  If Dutchess does not elect to convert the debenture into common stock prior to maturity, it will automatically be converted into shares upon maturity.  Finally, Dutchess may increase the monthly payment amount to fulfill the repayment of the residual amount.  If we do not cooperate, Dutchess may elect to increase the face value of the Note by 2.5% per day, compounded daily.

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding one million shares, including those on Form S-8 exceeding 800,000 shares, until the Second Dutchess Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 (now Form S-1) not to exceed 25,000,000 shares as a shelf registration.  If we issue any shares to a third party while the Second Dutchess Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 250,000 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Second Dutchess Note.  The balance payable on the Second Dutchess Note as of December 31, 2007 was $119,000.

We are currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. We are currently negotiating a payment plan that is acceptable to Dutchess.  Although we are in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates; however, Dutchess did exercise its right to convert 740,966 shares under the First Dutchess Note.

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

We have also registered 20,000,000 shares of our common stock in January of 2006 for use in raising capital.  Through December 31, 2007, we have issued 19,842,821 of these shares.

In December 2007, we commenced a private placement of 20,000,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act.  As of December 31, 2007, we have not sold any of these shares.

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

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover.  Quarterly changes in the estimated forfeiture rate have an effect on reported stock-based compensation, as the effect of adjusting the rate for an expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements.  The effect of forfeiture adjustments in fiscal 2007 was insignificant.  The expense we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

ITEM 7.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet

F-2

Consolidated Statement of Operations

F-3

Consolidated Statement of Stockholders’ Deficit

F-4

Consolidated Statement of Cash Flows

F-5

Notes to Consolidted Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Human BioSystems

(A Development Stage Company)

Palo Alto, California

We have audited the accompanying consolidated balance sheet of Human BioSystems (A Development Stage Company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006 and for the period from February 26, 1998 (Inception) through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2007, and the results of its activities and cash flows for the years ended December 31, 2007 and 2006 and for the period from February 26, 1998 (Inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC

March 19, 2008

Las Vegas, Nevada

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current assets		
Cash	$	8,700
Prepaid expenses		55,400
Total current assets		64,100
Fixed assets, net		103,300
Other assets		
Loan fees		33,600
Deposit on land purchase		389,700
Total assets	$	590,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities		
Accounts payable	$	801,900
Accrued liabilities		197,500
Public relations payable		58,400
Due to stockholders		357,000
Note payable, net of discount		359,000
Note payable for D & O		36,100
Total current liabilities		1,809,900
Long term liabilities		
Due to stockholders		680,000
Total liabilities		2,489,900
Commitments and contingencies		
Stockholders' deficit		
Preferred stock; no par or stated value; 10,000,000 shares authorized, no shares issued or outstanding		-
Common stock; no par or stated value; 300,000,000 shares authorized, 134,992,100 shares issued and 128,098,100 shares outstanding		24,697,100
Loan fees paid in common stock		(26,600)
Accumulated deficit during development stage		(26,569,700)
Total stockholders' deficit		(1,899,200)
Total liabilities and stockholders' deficit	$	590,700

See accompanying notes to financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	February 26, 1998 (Inception) Through December 31, 2007
Revenue	$ -	$ -	$ -
Operating expenses			
General and administrative			
Stock based compensation	31,200	127,500	4,378,900
Public relations	409,300	1,059,900	5,549,400
Other general and administrative expenses	1,236,200	1,103,300	8,975,800
Total general and administrative	1,676,700	2,290,700	18,904,100
Research and development	282,500	165,700	2,559,900
Ethanol development	934,700	210,000	1,144,700
Sales and marketing	-	-	820,800
Total operating expenses	2,893,900	2,666,400	23,429,500
Loss from operations	(2,893,900)	(2,666,400)	(23,429,500)
Other income (expense)			
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	(7,600)	-	(770,200)
Forgiveness of debt	100	8,000	105,600
Interest income	5,100	900	8,700
Interest expense	(454,800)	(94,400)	(1,223,200)
Loss before provision for income taxes	(3,351,100)	(2,751,900)	(26,560,900)
Provision for income taxes	800	800	8,800
Net loss	(3,351,900)	(2,752,700)	(26,569,700)
Other comprehensive income (loss), net of tax			
Unrealized gain (loss) on investment in marketable securities	-	30,400	-
Total comprehensive loss	$ (3,351,900)	$ (2,722,300)	$ (26,569,700)
Basic and diluted loss per common share	$ (0.03)	$ (0.04)	$ (0.76)
Basic and diluted weighted average common shares outstanding	113,034,107	73,364,483	34,778,587

See accompanying notes to financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In August 2006, we also entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we recently made the decision to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production.

Consolidation - The consolidated financial statements include the accounts of Human BioSystems and its wholly owned subsidiary HBS Bio and its majority owned subsidiary HBS BioEnergy DDG Corcoran, LLC (HBS Corcoran). All significant intercompany transactions and balances have been eliminated in consolidation.

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $3,351,900 for the year ended December 31, 2007. The Company is in the tenth year of research and development, with an accumulated loss during the development stage of approximately $26,569,700. As of December 31, 2007, management is uncertain as to the completion date or if the product will be completed at all.

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

In May 2007, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock from 145,000,000 to 300,000,000. Further, the Certificate of Amendment of the Articles of Incorporation authorized 10,000,000 shares of preferred stock, with preference and rights to be set by the Board of Directors.

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

Cash – The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash with high quality institutions. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2007, the Company's uninsured cash balance totaled $0.00.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $5,900 and $54,600 were incurred for the years ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, the Company has available net operating loss carryforwards that will expire in various periods through 2027. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Foreign currency transactions - Gains or losses resulting from foreign currency transactions have been insignificant and are included in the statement of operations when incurred.

New accounting pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS 160) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended December 31, 2007 and 2006 was $31,200 and $85,200, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2007	2006
Fair value of options granted during the period	$ -	$44,700
Expected term (in years)	-	3.1
Expected volatility	-	191%
Weighted average volatility	-	191%
Expected dividend yield	-	0.0%
Risk-free rate	-	4.56%

The following table summarizes the stock option transactions for the twelve months ended December 31, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,484,000	$0.33	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	368,000	$0.46	-
	--------------		--------------
Outstanding at December 31, 2007	1,116,000	$0.29	$6,200
	========		========
Exercisable at December 31, 2007	982,000	$0.30	$6,200

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2007 and 2006 was zero and zero, respectively.

3. INVESTMENT IN MARKETABLE SECURITIES

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 7,000,000 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 7,000,000 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement were held in escrow for two years as a downside price protection against 7,000,000 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company would have been required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares were to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 25,600 shares, valued at approximately $6,600, was paid for this transfer. As of December 31, 2006 the Company had a balance of 487,000 Langley shares, which were sold on January 30, 2007 for $140,700, for a net loss on investment of $7,600.

4. FIXED ASSETS

A summary of fixed assets as of December 31, 2007 is as follows:

Equipment	$130,900
Less: accumulated depreciation	27,600
Fixed assets, net	$103,300
=======

Depreciation expense for the years ended December 31, 2007 and 2006 was $20,000 and $5,300, respectively.

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

In September 1998, the Company issued 600,000 shares of common stock to its legal counsel at the fair market value of $0.25 per share for services rendered in connection with a private placement and $600 cash, for an aggregate value of $150,000. Since the services related to the offering, the $149,400 cost has been recorded as a cost of the offering. There was no effect on operations.

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

In July 2001, the Company granted warrants to purchase 608,900 shares of common stock at $0.01 per share in satisfaction of a stockholder's accrued wages of $274,000.

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

During July 2003, the Company issued 51,100 shares of common stock to a stockholder and director of the Company in satisfaction of $9,200 in principal of a promissory note and $100 in interest.

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

During August 2005, the Company granted options to purchase 96,000 shares of common stock at $0.73 per share to an officer and a director. The options vest at the rate of 8,000 shares per month over 12 months and were valued at $63,200 per FAS 123. For the year ended December 31, 2005, the Company expensed approximately $18,600 related to the vested portion of the options.

During March 2006, the Company granted options to purchase 100,000 shares of common stock at $0.23 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

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

During August 2006, the Company granted options to purchase 35,000 shares of common stock at $0.18 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

During September 2006, the Company issued 50,000 shares of the Company’s common restricted stock to a corporation wholly owned by its principal, who became an officer of HBS Bio at the close of the transaction. The shares are for assets to be transferred to HBS Bio at close of escrow, and are considered issued but not outstanding.

During December 2006, the Company granted options to purchase 150,000 shares of common stock at $0.10 per share to an officer and employee. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

In March 2007, the Company entered into a loan agreement with a director. The director agreed to loan the Company $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,718 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. The Company issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000 to the lender for loan fees. The $30,000 loan discount is being accreted; $11,200 of this discount was accreted during the year ended December 31, 2007.

In June 2007, the Company issued 200,000 shares of restricted common stock to a director for services valued at $10,000.

In October 2007, the Company, HBS Bio and HBS Bio’s LLC partner entered into an investment agreement with an officer. The officer agreed to invest $150,000 into the LLC project in exchange for a return on investment formula. Under this formula, the original investment amount is to be returned to the investor on the earlier of the receipt of (i) long term funding the project or (ii) proceeds from the sale of the planned land parcels. The $150,000 was used by the LLC to make one of several deposits on real property located in Tulare County which the Company expects to use for its waste to energy business.

A 20% bonus ($30,000) of the investment amount is to be paid at the same time as the return of the original investment. Additionally, the investor is to be paid his pro rata share of 10% of net cash flow  beginning the first year the investment project starts to produce revenue and thereafter until such time as the investor receives two times the original investment amount.

Stockholder payables consist of the following as of December 31, 2007:

Wages payable to stockholder employees	$344,400

Accrued interest on notes payable	19,500

Employee advances	(6,900)
Total current liabilities due to stockholders	357,000
Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009 Advance to LLC by officer	500,000 180,000
Total	$1,037,000
==========

6. NOTES PAYABLE

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 500,000 shares of the Company’s common stock (approximately $75,000).  These shares were held as collateral only. The lender received a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000; $19,800 of this discount was accreted during the year ended December 31, 2006 and $55,200 was accreted during the twelve months ended December 31, 2007. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. In January of 2007 an additional 166,666 shares of stock were issued for collateral. In December of 2007 the Company decided to forfeit all 666,666 shares held as collateral and the loan was considered paid.

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of December 31, 2007 was $0.

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 500,000 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of December 31, 2007 was $240,000.

.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess (as the “Investor” see note 8) by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007. The balance payable as of December 31, 2007 was $119,000.

The Company is currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. The Company is currently negotiating a payment plan that is acceptable to Dutchess.  Although the Company is in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates, however Dutchess did exercise its right to convert 740,966 shares under the First Dutchess Note.

In November 2007, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $46,350 at an annual percentage rate of 9.41%. The agreement calls for monthly payments of approximately $5,400 per month through July 2008. The balance payable as of December 31, 2007 was $36,100.

7. COMMON STOCK

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

During fiscal year 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated September 1, 1999 and was effectively terminated on June 15, 2000. Each two shares were accompanied by a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000 and 1999, 140,100 and 287,200 shares of common stock, respectively, were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $1.50 per share.

In May and December 1999, the Company issued 5,200 shares valued at $1.50 per share to two unrelated parties for services rendered.

During fiscal year 2000, the Company undertook a private placement, under Regulation D, Rule 506 pursuant to which it offered to sell 2,000,000 shares of common stock at $1.50 per share under an Offering Memorandum dated February 2, 2000, which was effectively terminated on June 15, 2000. Each two shares were accompanied by a two-year warrant to purchase an additional share of common stock at $2.50 per share. During the year ended December 31, 2000, 224,500 shares of common stock were sold under the terms of this private placement.

The Company issued 206,700 shares of common stock during fiscal year 2000 related to conversion of promissory notes, totaling $67,500 resulting from the June 15, 2000 rescission offer.

During the third and fourth quarters of 2000, the Company issued 907,500 shares of common stock with a weighted average fair value of $0.37 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2002 and 2001, $0.00 and $195,200 has been recorded as stock based compensation for the services.

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

During the second and third quarters of 2001, the Company issued 67,600 shares of common stock with a weighted average fair value of $0.37 per share to five unrelated parties in satisfaction of outstanding accounts payable totaling $24,800.

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

During the first and second quarters of 2002, the Company issued 317,500 shares of common stock with a weighted average fair value of $0.76 per share to eight unrelated parties recorded as stock based compensation totaling $264,000.

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

During the third and fourth quarters of 2002, the Company issued 80,200 shares of common stock with a weighted average fair value of $0.46 per share to four unrelated parties recorded as stock based compensation totaling $36,900.

During the first and second quarters of 2003, the Company issued 299,700 shares of common stock with a weighted average fair value of $0.20 per share to 19 unrelated parties recorded as stock based compensation totaling $61,300.

During the third and forth quarters of 2003, the Company issued 478,000 shares of common stock with a weighted average fair value of $0.14 per share to 10 unrelated parties recorded as stock based compensation totaling $96,600.

During the first quarter of 2004, the Company issued 512,900 shares of common stock for cash totaling $114,400 (including offering costs of $66,500).

During the first quarter of 2004, the Company issued 840,600 shares of common stock for services totaling $153,400.

During the first quarter of 2004, the Company issued 124,500 shares of common stock in satisfaction of accounts payable totaling $21,200 (including interest of $7,500).

During the first quarter of 2004, the Company issued 233,500 shares of common stock in satisfaction of accrued liabilities totaling $39,700 (including interest of $14,000).

During the second quarter of 2004, the Company issued 469,600 shares of common stock for cash totaling $69,100 (including offering costs of $36,300).

During the second quarter of 2004, the Company issued 412,000 shares of common stock for services totaling $67,500.

During the second and fourth quarter of 2004, the Company issued 130,000 shares of common stock to certain employees of the Russian Branch for services totaling $64,000 (including accrued liabilities of $30,400).

During the second quarter of 2004, the Company issued 318,200 shares of common stock in satisfaction of accounts payable totaling $54,100 (including interest of $19,100).

During the second quarter of 2004, the Company issued 99,900 shares of common stock in satisfaction of accrued liabilities totaling $17,000 (including interest of $6,000).

During the third quarter of 2004, the Company issued 450,800 shares of common stock for services totaling $52,100.

During the third quarter of 2004, the Company issued 600,900 shares of common stock for cash totaling $68,600 (including offering costs of $73,400).

During the fourth quarter of 2004, the Company issued 5,174,100 shares of common stock for cash totaling $747,300 (including offering costs of $670,300).

During the fourth quarter of 2004, the Company issued 12,900 shares of common stock for services totaling $1,200.

During the fourth quarter of 2004, the Company issued 150,000 shares of common stock in satisfaction of accounts payable totaling $11,000.

During the first quarter of 2005, the Company issued 1,746,100 shares of common stock for cash totaling $262,200 (including offering costs of $609,900).

During the first quarter of 2005, the Company issued 282,200 shares of common stock for services totaling $31,600.

During the first quarter of 2005, the Company issued 111,100 shares of common stock in relation to the exercise of warrants for cash totaling $1,100.

During the second quarter of 2005, the Company issued 3,951,000 shares of common stock for cash totaling $178,700 (including offering costs of $975,400).

During the second quarter of 2005, the Company issued 300,000 shares of common stock pursuant to a termination agreement with a consultant totaling $249,000.

During the second quarter of 2005, the Company issued 487,200 shares of common stock in relation to the exercise of options and warrants for cash totaling $42,800.

During the second quarter of 2005, the Company received $226,100 in cash for 500,000 shares of free trading common stock. These shares have not been delivered. The $226,100 is classified as other liabilities as of December 31, 2005.

During the third quarter of 2005, the Company issued 310,000 shares of common stock in relation to the exercise of options and warrants for cash totaling $39,300.

During the third quarter of 2005, the Company issued 70,500 shares of common stock in relation to a cashless exercise of options. In order to initiate the exercise, the holder gave up options to purchase 29,500 shares of the Company's common stock as consideration for the exercise in place of cash. The 29,500 shares were the equivalent of the cash the Company would have received under the terms of the option agreement.

During the third quarter of 2005, the Company recognized offering costs totaling $5,700 due to a foreign currency translation loss recognized in relation to cash received during the second quarter for the sale of common stock.

During the third quarter of 2005, the Company issued 5,300 shares of common stock in satisfaction of accounts payable totaling $1,700.

During the third quarter of 2005, the Company issued 180,000 shares of common stock for services totaling $150,600.

During the fourth quarter of 2005, the Company issued 316,000 shares of common stock for services totaling $56,700.

During the fourth quarter of 2005, the Company issued 1,000 shares of common stock in satisfaction of accounts payable totaling $600.

During the fourth quarter of 2005, the Company issued 501,000 shares of common stock for cash totaling $182,700 (including offering costs of $136,700).

During the first quarter of 2006, the Company issued 354,800 shares of common stock for cash totaling $50,000 (including offering costs of $69,400).

During the second quarter of 2006, the Company issued 2,194,000 shares of common stock for cash totaling $414,200 (including offering costs of $227,000).

During the third quarter of 2006, the Company issued 912,400 shares of common stock for cash totaling $82,500 (including offering costs of $9,600).

During the fourth quarter of 2006, the Company issued 1,486,600 shares of common stock for cash totaling $97,300 (including offering costs of $54,500).

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

In the second quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash and 613,600 shares of free trading common stock valued at $157,800.

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

In the third quarter of 2006, the Company issued 100,000 shares of free trading common stock, valued at $11,000 in satisfaction of accounts payable.

In the third quarter of 2006, the Company issued 500,000 shares of free trading common stock, valued at $226,000, in satisfaction of liabilities.

In the third quarter of 2006, the Company issued 3,450,000 shares of the Company’s common stock to a corporation wholly owned by its principal, who became an officer of HBS BioEnergy at the close of the transaction.  The shares were held in escrow to be released upon reaching certain performance milestones, and were considered issued but not outstanding.

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

In February 2007, the Company entered into an addendum to a consulting agreement with a consultant for the sale of common stock in Europe pursuant to a trustee arrangement.  The Company agreed to pay the consultant a commission equal to three percent of the proceeds from the sale of such shares. The Company issued 280,000 shares of free trading common stock during the first quarter of 2007, which were valued at $30,900 and included offering costs totaling $494,400.

In February 2007 the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services, including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 250,000 free trading shares of common stock valued at $30,000.

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

In March 2007, the Company issued 50,000 shares of restricted common stock for $5,400 in cash.

In the first quarter of 2007, the Company issued 5,396,300 shares of free trading common stock in Europe for $119,800 cash (net of offering costs totaling $494,400).

In April 2007, the Company issued 100,000 shares of restricted common stock and warrants to purchase an aggregate of 900,000 shares of common stock, valued at $30,000, for loan fees (see note 5).

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

In May 2007, the Company issued 72,000 shares of free trading common stock valued at $7,900 for consultant services, including the coordination of investor relations in Europe.

In June 2007, the Company issued 12,700 shares of restricted common stock in satisfaction of accounts payable, valued at $1,300.

In June 2007, the Company issued 200,000 shares of restricted common stock to a director for services valued at $10,000.

In June 2007, the Company issued 50,000 shares of restricted common stock for $2,300 in cash.

In June 2007, the Company issued 23,200 shares of restricted common stock and 23,200 shares of free trading common stock valued at $3,500 for services related to public relations.

In June 2007, the Company issued warrants to purchase an aggregate of 91,700 shares of common stock, valued at $9,100, in satisfaction of accounts payable.

In the second quarter of 2007, the Company issued 5,057,000 shares of free trading common stock in Europe for $390,600 in cash (net of offering costs totaling $128,100).

In July 2007, the Company issued 22,000 shares of restricted common stock and 22,100 shares of free trading common stock valued at $3,100 for services related to public relations.

In July 2007, the Company issued 4,300 shares of restricted common stock, valued at $300, in satisfaction of accounts payable.

In August 2007, the Company issued 444,400 shares of restricted common stock for $20,000.

In August 2007, the Company issued 15,500 shares of restricted common stock and 15,500 shares of free trading common stock valued at $1,800 for services related to public relations.

In August 2007, the Company issued 68,900 shares of restricted common stock, valued at $3,400, in satisfaction of accounts payable.

In September 2007, the Company issued 7,300 shares of restricted common stock and 7,200 shares of free trading common stock valued at $600 for services related to public relations.

In September 2007, the Company issued 9,300 shares of restricted common stock, valued at $500, in satisfaction of accounts payable.

In the third quarter of 2007, the Company issued 465,700 shares of free trading common stock in Europe for $19,300 in cash (net of offering costs totaling $9,100).

In October 2007, the Company issued 7,000 shares of restricted common stock and 6,900 shares of free trading common stock valued at $400, for services related to public relations.

In October 2007, the Company issued 25,000 shares of free trading common stock in Europe for ($400) cash (net of offering costs totaling $1,300).

8. STOCK OPTION PLANS AND WARRANTS

The Company adopted the following plans during 1998:

Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2007, 600,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2007, and changes during the period from February 26, 1998 (date of inception) to December 31, 2007 is presented in the following table:

                                          Shares                          Weighted

                                       Available for           Options     Average

                                           Grant             Outstanding    Price

                                      -------------         -----------   --------

Authorized, February 26, 1998

  (date of inception)                      600,000                  --    $    --

Granted                                   (250,000)            250,000       0.07

                                         ---------            --------     ------

Balance, December 31, 1998                 350,000             250,000       0.07

Granted                                   (325,000)            325,000       0.58

Forfeited                                   75,000             (75,000)      0.50

                                         ---------            --------     ------

Balance, December 31, 1999                 100,000             500,000       0.34

Granted                                    (75,000)             75,000       1.50

Exercised                                       --            (152,000)      0.03

Forfeited                                       --                  --         --

                                         ---------            --------     ------

Balance, December 31, 2000                  25,000             423,000       0.67

Granted                                   (150,000)            150,000       0.23

Forfeited                                  150,000            (150,000)      0.72

                                         ---------            --------     ------

Balance, December 31, 2001                  25,000             423,000       0.53

Granted                                         --                  --         --

Forfeited                                       --                  --         --

                                         ---------            --------     ------

Balance, December 31, 2002                  25,000             423,000       0.53

Granted                                         --                  --         --

Forfeited                                  150,000            (150,000)      0.50

Expired                                     48,000             (48,000)      0.03

                                         -----------          ---------   --------

Balance, December 31, 2003                 223,000             225,000       0.65

Granted                                         --                  --         --

Forfeited                                       --                  --         --

Expired                                         --                  --         --

                                         -----------          ---------   ---------

Balance, December 31, 2004                 223,000             225,000       0.65

Granted                                         --                  --         --

Forfeited                                  150,000            (150,000)      0.23

Expired                                     75,000             (75,000)      1.50

                                         -----------          ---------   ---------

Balance, December 31, 2005                 448,000                  --         --

Granted                                         --                  --         --

Forfeited                                       --                  --         --

Expired                                         --                  --         --

                                         -----------          ---------   ---------

Balance, December 31, 2006                 448,000                  --         --

Granted                                         --                  --         --

Forfeited                                       --                  --         --

Expired                                         --                  --         --

                                         -----------          ---------   ---------

Balance, December 31, 2007                 448,000                  --    $    --

                                          =========          ==========     =======

The weighted-average fair value of statutory stock options granted during 2007 and 2006 was $0.00 and $0.00, respectively.

Compensation expense under FAS 123(R) in 2007 and in 2006 relating to statutory options that became exercisable in 2007 and 2006 was $0.00 and $0.00, respectively.

Non-Statutory Incentive Stock Options Plans

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2007, 2,000,000 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2007 and changes during the period from February 26, 1998 (date of inception) to December 31, 2007 is presented in the following table:

                                                                       Weighted

                                      Shares                            Average

                                     Available         Options         Exercise

                                     For Grant       Outstanding         Price

                                   -----------      ------------      ---------

Authorized, February 26, 1998,

   (date of inception)               2,000,000               --      $      --

Granted                               (800,000)         800,000           0.24

                                    ----------         --------          -----

Balance, December 31, 1998           1,200,000          800,000           0.24

Granted                               (142,500)         142,500           0.32

Exercised                                   --          (31,000)          0.01

Forfeited                              350,000         (350,000)          0.50

                                    ----------         --------          -----

Balance, December 31, 1999           1,407,500          561,500           0.12

Granted                               (382,500)         382,500           0.84

Exercised                                   --         (197,000)          0.06

Forfeited                                   --               --             --

                                    ----------         --------          -----

Balance, December 31, 2000           1,025,000          747,000           0.40

Granted                               (300,000)         300,000           0.29

Exercised                                   --         (249,000)          0.05

Forfeited                                   --              --              --

                                    ----------         --------          -----

Balance, December 31, 2001             725,000          798,000           0.56

Granted                                     --               --             --

Exercised                                   --          (20,000)          0.07

Forfeited                                   --               --           0.03

                                    ----------         --------          -----

Balance, December 31, 2002             725,000          778,000           0.58

Granted                                     --               --             --

Forfeited                               75,000          (75,000)          0.32

Expired                                 73,000          (73,000)          0.03

                                   ------------        ---------         ------

Balance, December 31, 2003             873,000          630,000           0.67

Granted                                     --               --             --

Forfeited                                   --               --             --

Expired                                132,500         (132,500)          0.33

                                   ------------       ----------        -------

Balance, December 31, 2004           1,005,500          497,500           0.76

Granted                                     --               --             --

Exercised                                   --          (70,526)          0.28

Forfeited                               69,474          (69,474)          0.15

Expired                                232,500         (232,500)          1.35

                                   ------------       ----------        -------

Balance, December 31, 2005           1,307,474          125,000           0.28

Granted                                     --               --             --

Exercised                                   --               --             --

Forfeited                                   --               --             --

Expired                                125,000         (125,000)          0.28

                                   ------------       ----------        -------

Balance, December 31, 2006           1,432,474               --             --

Granted                                     --               --             --

Exercised                                   --               --             --

Forfeited                                   --               --             --

Expired                                     --               --             --

                                   ------------       ----------        -------

Balance, December 31, 2007           1,432,474               --      $      --

                                   ===========         ==========        ======

The weighted-average fair value of non-statutory stock options granted during 2007 and 2006 was $0.00 and $0.00, respectively.

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2007 and 2006 was $0.00 and $0.00, respectively.

The Company adopted the following plan during 2001:

Stock Option Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2007, 5,000,000 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2007 and 2006, the Company granted 0 and 250,000 statutory options, respectively, and 0 and 35,000 non-statutory options, respectively. As of December 31, 2007, outstanding statutory and non- statutory options total 665,000 and 451,000, respectively.

A summary of the status of this plan as of December 31, 2007 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2007 is presented in the following table:

                                                                       Weighted

                                      Shares                            Average

                                     Available         Options         Exercise

                                     For Grant       Outstanding         Price

                                   -----------      ------------      ---------

Authorized, August 4, 2001,

(date of inception)                  1,585,500               --      $      --

Granted                               (225,000)         225,000           0.35

Forfeited                                   --               --             --

                                     ---------          -------          -----

Balance, December 31, 2001           1,360,500          225,000           0.35

Granted                               (569,000)         569,000           0.41

Forfeited                               75,000          (75,000)          0.85

                                     ---------          -------          -----

Balance, December 31, 2002             866,500          719,000           0.41

Granted                               (305,000)         305,000           0.15

Forfeited                               75,000          (75,000)          0.54

Expired                                150,000         (150,000)          0.13

Authorization of additional shares   3,414,500               --             --

                                     ---------         ---------        -------

Balance, December 31, 2003           4,201,000          799,000           0.41

Granted                             (1,000,000)       1,000,000           0.11

Forfeited                                   --               --             --

Expired                                     --               --             --

                                     ---------         ---------        -------

Balance, December 31, 2004           3,201,000        1,799,000           0.21

Granted                               (496,000)         496,000           0.48

Exercised                                   --         (495,000)          0.11

Forfeited                              601,000         (601,000)          0.20

Expired                                     --               --             --

                                     ---------         ---------        -------

Balance, December 31, 2005           3,306,000        1,199,000           0.37

Granted                               (285,000)         285,000           0.16

Exercised                                   --               --             --

Forfeited                                   --               --             --

Expired                                     --               --             --

                                     ---------         ---------        -------

Balance, December 31, 2006           3,021,000        1,484,000           0.33

Granted                                     --               --             --Exercised                                   --               --             --

Forfeited                                   --               --             --

Expired                                368,000         (368,000)          0.46

                                     ---------         ---------        -------

Balance, December 31, 2007           3,389,000        1,116,000         $ 0.29

                                     =========        ==========         ======

The weighted-average fair value of non-statutory stock options granted during 2007 and 2006 was $0.00 and $0.16, respectively. The weighted-average fair value of statutory stock options granted during 2007 and 2006 was $0.00 and $0.16, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2007:

           Options Outstanding                               Options Exercisable

------------------------------------------------------    -------------------------

                                  Weighted

                   Number          Average      Weighted       Number     Weighted

Range of        Outstanding       Remaining      Average    Exercisable    Average

Exercise           as of         Contractual    Exercise       as of      Exercise

Prices           12/31/07           Life          Price       12/31/07      Price

--------        -----------      -----------    ---------    ----------   --------

$ 0.10 - 0.23      820,000       2.2 years      $ 0.14        686,000   $  0.13

  0.68 - 0.73      296,000       2.7 years        0.70        296,000      0.70

                 ---------       ---------       ------     ---------     -------

                 1,116,000                      $ 0.29        982,000   $  0.30

                 =========                       ======     =========     =======

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2006; no dividend yield; expected volatility of 176%, risk free interest rates of 4.9%, expected lives of 3.1 years for all plan options.

Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2007 and 2006 was $31,200 and $85,200, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2007:

                                                                  Weighted

                                                                  Average

                                      Warrants                    Exercise

                                    Outstanding                   Price

                                  -------------                ------------

Balance, February 26, 1998

   (date if inception)                      -                  $       -

Granted                               100,000                       0.38

                                   ----------                     ------

Balance, December 31, 1998            100,000                       0.38

Granted                               942,800                       1.62

                                   ----------                     ------

Balance, December 31, 1999          1,042,800                       1.50

Granted                             1,398,600                       1.20

Exercised                             (41,600)                      0.34

Expired                              (900,000)                      1.38

Forfeited                             (75,800)                      2.50

                                   ----------                     ------

Balance, December 31, 2000          1,424,000                       2.36

Granted                               995,500                       0.25

Exercised                            (595,600)                      0.24

Expired                               (20,000)                      1.50

Forfeited                             (35,600)                      2.50

                                   ----------                     ------

Balance, December 31, 2001          1,768,300                       0.99

Granted                                80,000                       0.72

Exercised                            (260,000)                      0.01

Expired                              (200,000)                      2.42

Forfeited                                  --                         --

                                   ----------                     ------

Balance, December 31, 2002          1,388,300                       0.95

Granted                               580,000                       0.17

Expired                              (165,000)                      0.87

                                   -----------                    ------

Balance, December 31, 2003          1,803,300                       0.71

Granted                                60,000                       0.16

Expired                              (290,000)                      0.42

                                   -----------                    ------

Balance, December 31, 2004          1,573,300                       0.74

Granted                                30,000                       0.73

Exercised                            (413,300)                      0.07

Expired                              (380,000)                      0.17

                                   -----------                    ------

Balance, December 31, 2005            810,000                       1.34

Granted                                    --                         --

Exercised                                  --                         --

Expired                                    --                         --

                                   -----------                    ------

Balance, December 31, 2006            810,000                       1.34

Granted                             3,041,700                       0.16

Exercised                                  --                         --

Expired                              (110,000)                      0.34

                                   -----------                    ------

Balance, December 31, 2007          3,741,700                  $    0.41

                                   ===========                    ======

The weighted average fair value of warrants granted during 2007 and 2006 was $0.03 and $0.00, respectively.

The following table summarizes information about warrants outstanding at December 31, 2007:

                                Weighted

                 Number          Average        Number

Range of      Outstanding       Remaining     Exercisable

Exercise         as of         Contractual       as of

Prices         12/31/07           Life         12/31/07

--------      -----------      -----------   ----------

$ 0.17 - 0.73  3,041,700         4.4 years    1,041,700

  1.50           700,000         2.0 years      700,000

              -----------                    ----------

               3,741,700                      1,741,700

              ===========                    ==========

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2007; no dividend yield; expected volatility of 112%; risk free interest rates of 4.7%; and expected lives of 2.0 years for all warrants. Compensation expense relating to warrants granted for services in 2007 and 2006 was $0 and $0.

9. INVESTMENT AGREEMENTS

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 10,449,000 shares of the Company’s common stock for approximately $647,600 during the nine months ended September 30, 2007.

Because the registration of the 38,000,000 shares reserved for the Dutchess agreement expired in September, 2007, the Company registered 20,000,000 shares of the Company’s common stock in July to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 2,074,800 shares of the Company's common stock for approximately $43,200 during September 2007, 10,672,600 shares for approximately $211,800 during October 2007, 4,020,000 shares for approximately $43,100 during November 2007 and 2,895,500 shares for approximately $23,000 during December 2007.

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

In September 2007, the Company entered into a finder’s fee agreement with a U.S. based firm to raise investment capital from U.S. and European investment sources. The finder’s fee is based on a sliding scale of funds raised starting at 10% and dropping to 1% after $5 million of capital is raised.

10. ETHANOL AGREEMENTS

In September 2006, the Company and its wholly owned subsidiary, HBS Bio, entered into an Asset Purchase Agreement with EXL III Group Corporation (“EXL”).  EXL agreed to sell certain assets, including options to purchase certain property in Lumberton County, North Carolina, to HBS Bio.

In consideration for the options, HBS Bio issued fifty thousand (50,000) shares of the Company’s common stock to EXL, which shares were placed in escrow in October 2006, and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects.

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

Under the Consulting Services Agreement, the facilities will be funded by the Company according to a schedule, with $300,000 due upon closing of the Asset Purchase Agreement and additional amounts upon completion of certain milestones thereafter.  The Company will contribute $150,000 upon completing the following milestones: (1) raw product supply agreement for the first plant; (2) environmental services agreement for the first plant; (3) risk management agreement for the first plant; and (4) distilled grain marketing agreement for the first plant.  The Company will contribute an additional $150,000 upon completing the following milestones: (1) ethanol off take agreement for the first plant; (2) preliminary engineering study for the first plant; (3) land use permit submittal for the first plant; (4) environmental permits submittal for the first plant; (5) financial advisory services agreement or letter of interest from financial entity; (6) land option agreement for the second plant; and (7) fuel supply agreement for the first plant.  The Company will contribute an additional $400,000 upon reaching the following milestones: (1) utility services agreement for the first plant; (2) Phase I engineering and environmental for the first plant; (3) raw product supply agreement for the second plant; (4) environmental services agreement for the second plant; (5) risk management agreement for the second plant; and (6) distilled grain marketing agreement for the second plant.  The Company will contribute an additional $450,000 upon reaching the following milestones: (1) EPC Agreement and Phase II engineering for the first plant; (2) fuel supply agreement for the second plant; (3) utility services agreement for the second plant; (4) ethanol off take agreement for the second plant; (5) environmental permits submittal for the second plant; (6) preliminary engineering study for the second plant; (7) land use permit submittal for the second plant; (8) Phase I engineering and environmental studies for the second plant; (9) long term equity commitment for first plant (10) long term debt commitment for the first plant; (11) issuance of authority to construct permits for the first plant; and (12) final funding documentation for the first plant.  Finally, the Company will contribute $400,000 upon completing the following milestones: (1) EPC Agreement and Phase II engineering for the second plant; (2) long term equity commitment for the second plant; (3) long term debt commitment for the second plant; (4) final environmental permits for the second plant; (5) authority to construct permits for the second plant; and (6) final funding documentation for the second plant. See note 14.

In February 2007, HBS Bio formed a joint venture with Visalia-based Dairy Development Group and Agrimass Enviro-Energy to build an energy park in the San Joaquin Valley of California.   Pursuant to this joint venture, the parties formed HBS BioEnergy DDG Corcoran, LLC (HBS Corcoran), a California limited liability company. HBS Bio will provide all development capital for the energy park pursuant to an agreed-upon budget, while the other parties will provide all management and other services as well as technology required for the energy park.

During April 2007, HBS Bio entered into a lease for approximately 90 acres of property in Morrow County, Oregon for a period of 20 years, with the option to renew the lease for 10 consecutive terms of five years each. HBS Bio paid $15,000 upon execution of the lease for a three month review period. HBS Bio extended the review period for an additional three months in July by the payment of an additional $15,000. The lease may be terminated at any time during the review periods. During the original 20 year term of the lease after the review periods the base rent will be $27,000 per month. On October 3, 2007 the lease expired as a result of the decision by HBS Bio to terminate that lease.

During April 2007, HBS Corcoran entered into an agreement for the purchase of approximately 922 acres of property in Tulare County, California for an aggregate purchase price of approximately $12 million. HBS Corcoran is required to make deposits of up to $690,000 in escrow within 18 months from April 17, 2007. The deposits are nonrefundable except under certain conditions, are to be applied to the purchase price, and will constitute liquidated damages in the event of HBS Corcoran’s default under the purchase agreement. HBS Corcoran will have 18 months to review the suitability of the property for its planned uses. The balance of the purchase price must be deposited in escrow within 30 days after completion of the feasibility review or the end of the feasibility period, whichever occurs first. An aggregate of $389,700 was deposited into escrow during the year ended December 31, 2007.

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

During May 2007, HBS Bio entered into a letter of intent to set out the remaining terms and move toward a formal process technology and equipment agreement to facilitate the production of a 100 million gallon facility for the proposed Oregon ethanol facility. A deposit payment of $250,000 was to be placed into escrow within seven days of the execution of the letter of intent. As of  December 31, 2007, the deposit has not been paid pursuant to further discussions to finalize the agreement.

 In April 2007, the Company entered into an agreement to render consultant services, including the providing of financial and business contacts in Korea. The Company granted 50,000 shares of restricted common stock, valued at $4,000, as compensation under this agreement. The agreement was amended in June 2007 to include additional services for which a warrant was granted to purchase 1,000,000 shares of common stock of the Company.  The warrant vests as to 250,000 shares upon achieving a certain milestone and the balance of 750,000 vests upon the Company signing a definitive agreement with a certain Korean company. A consulting fee of $1,000 per day will be paid to the consultant for Company approved non-incidental projects.

In August 2007, HBS Bio notified EXL that no further expenditures on behalf of the Company were to be made unless approved by the Company’s CEO.

11. PUBLIC RELATIONS AGREEMENTS

During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is six months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $0.25 per share. Additionally, the Company has agreed to issue seven million shares of common stock to be held by an escrow agent.

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

Through December 31, 2005, the Company released 4,963,600 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 420,500 additional compensation and bonus shares, valued at $332,100, to be released at a future date. During the three months ended March 31, 2006, 201,100 shares valued at $134,200 were released in satisfaction of this payable. The agreement expired on March 22, 2006. Therefore, accrued potential shares were not paid because the price point was not reached and the agreement expired.

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

During October 2007, the Company entered into agreements for investor relations services for $40,000 in cash.

12. LEGAL AGREEMENTS

In December, 2007, the Company entered into an agreement for legal services to write a Reg S offering memorandum that the Company plans to use for raising capital in Europe. Compensation is based on an hourly rate for services.

13. SEGMENT INFORMATION

The Company operates in two reportable segments, the development of technology for preservation of certain biologic material and the development of a renewable energy market, as defined by Statement of Financial Accounting Standards (SFAS) No. 131. Prior to 2007, the Company operated in only one segment, and therefore did not report segment information for the period ended December 31, 2006.

Year ended December 31, 2007

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based comp	31,200	-	31,200
Public relations	409,300	-	409,300
Other general and administrative expenses	1,236,200	-	1,236,200
Total general and administrative	1,676,700	-	1,676,700
Research and development	282,500	934,700	1,217,200
Sales and marketing	-	-	-
Total operating expenses	1,959,200	934,700	2,893,900

Loss from operations	$(1,959,200)	$(934,700)	$(2,893,900)
	========	========	========

14. SUBSEQUENT EVENTS

In January 2008 the Company and its subsidiary entered into a mutual termination agreement with Claude Luster and EXL to terminate all agreements signed between the parties in September 2006. Ethanol project expenditures and operations were suspended in July 2007 due to changes in the ethanol market and strategic decisions made by Company management. The final termination agreement required the return of 3.5 million shares of common stock held in escrow for Mr. Luster and EXL back to the Company, payment of remaining consulting fees of approximately $16,000 to  EXL and provisions for the partial repayment of expenditures to the Company and HBS Bio if Mr. Luster or EXL pursues a particular project in the Northwest for ethanol production.

In January 2008 the Company issued 740,966 shares under a provision of a loan agreement signed in November, 2006 with Dutchess Private Equities, LP.

In January 2008 the Company entered into a consulting agreement with a European entity to assist the Company in locating sales groups that will identify potential European investors to Reg S offering made by the Company. Compensation for services included a stock grant of one million Reg S shares, and 30% of funds received from Reg S investors.

In January 2008 the Company entered into a Trustee agreement with an individual to serve as the Trustee for accounts held in Europe by the Company. A 3% fee of shares transferred into the account is payable by the Company for such services.

In January 2008, the Company entered into an investment agreement with an officer. The officer agreed to invest $100,000 in the Company in exchange for a return on investment formula. The original investment is to be returned upon the Company receiving distribution from its proposed ownership of a waste to energy project now being formalized. An additional aggregate of three times the original investment is to be paid by the Company from future distributions to Company from operations. The Company will reserve 20% of distributions received by the Company from the waste to energy project for this purpose.

In February, 2008 the Company entered into the extension of an agreement with an addendum to extend  Agreement of 1/3/03 and in consideration for such extension, the Company issued to the consultant an aggregate of 100,000 free trading shares of common stock valued at $2,000 and 600,000 restricted shares of common shares valued at $12,000.

In February, 2008 the Company entered into an agreement to restructure the loan agreement signed on March 21, 2007 with a Director of the Company to transfer $300,000 of the original loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement.

In March, 2008 the Company entered into a consulting services agreement with an investment relations firm to provide services to increase investor awareness for the Company for which the Company agreed to pay $10,000 and issue 1,400.000 in restricted stock valued at $14,000.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  This management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected or are likely to materially affect our internal controls over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2007:

Name	Age	Position
Harry Masuda	63	Chief Executive Officer, Acting Chief Financial Officer and Director
Dr. David Winter	74	President
Paul Okimoto	72	Chairman of the Board, Secretary and Vice President
Dr. Luis Toledo	64	Chief Medical Officer
Dr. Larry McCleary	58	Director

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

Harry Masuda has served since February 1998 as our Chief Executive Officer and a Director.  He is also currently serving as our Acting Chief Financial Officer.  He also served as our President from February 1998 through August 2005.  Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University.  From October 1997 to February 1998, Mr. Masuda was a business consultant, and he served as President of International Web Exchange from July 1995 to October 1997.

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

Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee, Nominating Committee, or any other committee of the Board of Directors.  The responsibilities of these committees are fulfilled by our Board of Directors and all of our directors participate in such responsibilities.  In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members.  We hope to add qualified independent members of our Board of Directors in 2008, depending upon our ability to reach and maintain financial stability.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2007 and 2006.  Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, to our knowledge, no person has failed to timely file a Section 16(a) form during the year ended December 31, 2007.

Other Matters

We have not yet drafted and adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  We intend to do so once we reach and maintain greater financial stability.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

We believe that the compensation program for our Chief Executive Officer, Chief Medical Officer and Chairman of the Board (collectively, the “Named Executive Officers”), should be designed to reward the achievement of specific annual, long-term and strategic goals, and should align executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value.  The compensation program should also be sufficient to attract and retain highly qualified leaders who can create value for us, as well as provide meaningful incentives for superior performance.

Setting Executive Compensation

Due to the unique nature of each Named Executive Officer’s duties, our criteria for assessing executive performance and determining the compensation in any given year are inherently subjective and are not based upon specific formulas or weighting of factors.  We also use companies in similar industries as benchmarks when initially establishing Named Executive Officers’ compensation.  However, we are a development stage company, and has limited operating history and no revenue to date.  As a result, our compensation plan necessarily reflects our limitations in this respect.

Discussion of Specific Compensation Elements

Base Salary:  We determine the base salaries for all Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to us, and general labor market conditions.  The base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria.  The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of our performance and of the individual Named Executive Officer’s performance for the period.  An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Performance-Based Incentive Compensation:   We do not have a performance-based incentive compensation program at this time.

Long-Term Incentive Compensation:  We provide long-term incentive compensation through awards of stock options, restricted stock, and/or stock awards.  Our equity compensation program is intended to align the interests of the Named Executive Officers with those of our shareholders by creating an incentive for our officers to maximize shareholder value.  The equity compensation program also is designed to encourage officers to remain employed with us despite a competitive labor market, and the fact that we are a development stage company and have a limited operating history and no revenue to date, and may not necessarily be able to sustain a market rate base salary.  Stock options, stock grants, warrants and other incentives are based on combination of factors including the need and urgency for such an executive, the experience level of the executive and the balance of such incentives with a lower than market base salary or fees that is paid in cash. Employees and consultants are granted such incentives from time to time to maintain their continuing services, sometimes without increases in salaries or fees.  Stock options are granted through the Amended and Restated Human BioSystems 2001 Stock Option Plan.

Deferred Compensation Benefits:  We do not have a deferred compensation program at this time.

Retirement Benefits:  We do not have a 401(k) plan or other retirement program at this time.

Executive Perquisites and Generally Available Benefits:  We have no executive perquisite program at this time.

Tax and Accounting Implications

We review and consider the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes.

Role of Executive Officers in Compensation Decisions

Decisions as to the compensation of our executive officers are made by the Board of Directors.  The executive officers who are also Board members participate in the discussion and determination of their compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2007 and 2006 by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2007 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table Annual Compensation
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	Other	Total
H. Masuda, Chief Executive Officer	2007	$105,000						$2,400(1)	$107,400
	2006	$241,587(2)						$3,100(3)	$244,687

(1)  Represents corporate office allowance of $200 per month for use of home and facilities for Company business.

(2)  Includes accrued but unpaid salary of $52,500 for fiscal year 2005 and paid vacation of $9,087.

(3)  Represents corporate office allowance of $200 per month as set forth in Note 1 above. Includes $900 accrued but unpaid for fiscal year 2005.

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

On August 29, 2005, we entered into an Executive Consulting Agreement with Dr. David Winter.  Pursuant to the agreement, Dr. Winter will serve as our President.  In that capacity, he will oversee our platelet and organ development programs and supervise negotiations with potential alliance partners.  In consideration of these services, Dr. Winter will receive a monthly retainer of $3,000.  He will also receive options to purchase 96,000 shares of our common stock, at an exercise price of $0.73 per share. The options will vest over a 12-month period, at the rate of 8,000 shares per month.  During the term of the Agreement, Dr. Winter will also be eligible to receive a performance bonus in the maximum amount of 100,000 shares of our common stock, upon reaching certain performance targets established by our Board of Directors.  Either party may terminate the agreement prior to the end of the term with 30 days prior written notice.

In December 1, 2006, Dr. Winter joined the Company as an employee with a monthly compensation of $10,000 and a stock option to purchase 150,000 shares at $0.10 per share. The option vests as to 30% immediately, another 30% after one year and the balance of 40% after the second year from the date of the option.

Claude Luster III ceased serving as HBS Bio’s President effective August 2007.  Mr. Luster was the principal of EXL III Group Corporation, which had entered into a set of agreements with HBS Bio.  These agreements have been terminated effective January 5, 2008 pursuant to a Mutual Termination Agreement, which is discussed in detail in “Description of Business – Our Alternative Energy Business.”

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on outstanding equity awards during the year ended December 31, 2007 to the Named Executive Officers.

Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
H. Masuda, Chief Executive Officer	-	-	-	-	-

Stock Awards
	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Masuda, Chief Executive Officer	-	-	-	-

Director Compensation

The following table sets forth information regarding compensation of our directors for the year ended December 31, 2007:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
H. Masuda	-	-	-	-	-	-	-
P. Okimoto	-	-	-	-	-	-	-
L. McCleary	-	$10,000	-	-	-	-	$10,000

Directors who are also our employees receive no additional cash compensation for serving on the Board.  We have issued stock options to our Board members in the past, and will continue to do so for the foreseeable future.  We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 regarding equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	1,116,000	$0.29	8,884,000
Equity compensation plans not approved by security holders: (2)	3,741,694	$0.41	-
Total	4,857,694	$0.38	8,884,000

(1)  Represents options granted pursuant to the Company’s 1998 Statutory Incentive Stock Option Plan, Non-Statutory Incentive Stock Option Plan, and 2001 Stock Option Plan.

(2)  Represents warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders.

Beneficial Ownership of Common Stock of the Company

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007, (i) by each director of the Company; (ii) by each person known by us to own beneficially more than five percent of our common stock; (iii) by the executive officer named in the Summary Compensation Table set forth in "Executive Compensation" and (iv) by all directors and executive officers of the Company as a group.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own.  Unless set forth to the contrary below, the address for all persons is c/o Human BioSystems, 1127 Harker Avenue, Palo Alto, CA 94301.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days of December 31, 2007. The inclusion herein of such shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person.  The total number of outstanding shares of common stock at December 31, 2007 is 128,098,100.

Name and Address of Principal Shareholders	Number of Shares Owned	Percent of Shares Outstanding
Harry Masuda	2,993,089 (1)	2.41%
Paul Okimoto 6115 Ralston Avenue Richmond, CA 94805	1,809,699 (2)	1.46%
Dr. David Winter 2510 Bridle Path Drive Gilroy, CA 95020	1,090,286 (3)	0.9%
Larry McCleary 418 Alpine Drive Incline Village, NV 89451	8,679,799 (4)	6.93%
Claude Luster, III 221 West Riverridge Ave. Fresno, CA 93711	50,000 (5)	--
Meiswinkel Investment Group, L.P. 2060 Newcomb Avenue San Francisco, CA 94124	6,843,452	5.51%
All Officers and Directors as a Group (six persons)	14,622,873 (1) - (5)	11.64%

(1)  Includes options to purchase 200,000 shares of common stock exercisable within 60 days of December 31, 2007.

(2)  Includes options to purchase 110,000 shares of common stock exercisable within 60 days of December 31, 2007.  Includes an aggregate of 877,500 shares of common stock for which Mr. Okimoto acted as Trustee in receiving and forwarding such shares to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto and Daryl Takashi Okimoto. The permanent Trustee is Ronald Buchanan of Lorne House Management Ltd.  Mr. Okimoto expressly disclaims beneficial ownership of said shares.

(3)  Includes options to purchase 201,000 shares of common stock exercisable within 60 days of December 31, 2007.

(4)  Includes options and warrants to purchase 980,000 shares of common stock exercisable within 60 days of December 31, 2007.

(5)  Claude Luster, III, the former President of HBS BioEnergy, the Company’s wholly-owned subsidiary, is the manager of EXL Group III Corporation (“EXL”).  These shares designated as beneficially owned by Mr. Luster as of December 31, 2007 represent 50,000 shares of common stock issued to EXL pursuant to the terms of that certain Asset Purchase Agreement by and among the Company, EXL and HBS BioEnergy, but excludes up to 3,450,000 shares of the Company’s common stock issuable to Mr. Luster upon the achievement of certain milestones set forth in that certain Consulting Services Agreement between the Company and EXL.  All 3,500,000 of these shares have been cancelled pursuant to the Mutual Termination Agreement effective January 5, 2008 and discussed in detail in “Description of Business – Our Alternative Energy Business.”

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 11.64% of our outstanding common stock. As a result these shareholders may, as a practical matter, be able to influence all matters requiring shareholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions, in addition to the employment and consulting agreements described above, to which we were or are a party and in which any of our directors, officers, or significant shareholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

We purchased the patents for a disposable vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998.  The patent "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and the patent "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990.  Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force.  We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years.  The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $2.00 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash.

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000 to the Dr. McCleary for loan fees.

ITEM 13.

EXHIBITS

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 2.1)
3.2	Bylaws	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 2.2)
4.1	Stock Purchase Agreement for Founders (Common Stock)	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.1)
4.2	Representation Letter for Founders	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.2)
4.3	Stock Purchase Agreement - Private Placement	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.3)
4.4	Subscription Agreement - Regulation D, Rule 504	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.4)
4.5	Subscription Agreement - Regulation D, Rule 506	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.5)
9	Voting trust agreement	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 5) and as amended January 25, 2000 (Ex. No. 9)
10.1	Assignment of Phemtest Patent and Technology	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.1) and as amended January 25, 2000, (Ex. No. 10.1)
10.1	Phemtest Patents, US 4,945,921 and US 4,787,158	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.2) and as amended January 25, 2000, (Ex. No. 10.2)
10.3	Assignment of Patent and Technology - Vladimir Serebrennikov	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.3) and as amended January 25, 2000, (Ex. No. 10.3)
10.4	Assignment of Patent and Technology - Leonid Babak	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.4) and as amended January 25, 2000, (Ex. No. 10.4)
10.5	Consultant Agreement - Dr. Luis Toledo	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.5) and as amended January 25, 2000, (Ex. No. 10.5)
10.6	Employment Contract - R. Umar	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.6) and as amended January 25, 2000, (Ex. No. 10.6)
10.7	Employment Contract - L. Bryant	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.7) and as amended January 25, 2000, (Ex. No. 10.7)
10.8	Non-Statutory Incentive Stock Option Plan	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.8) and as amended January 25, 2000, (Ex. No. 10.8)
10.9	Statutory Incentive Stock Option Plan	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.9) and as amended January 25, 2000, (Ex. No. 10.9)
10.10	Statutory Incentive Stock Option Grant - R. Umar, 5/10/98	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.10) and as amended January 25, 2000 (Ex. No. 10.10)

10.14	Indemnification Agreements of Directors and Officers	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. Nos. 6.14 thru 6.19) and as amended January 25, 2000, (Ex. Nos. 10.14 thru 10.19)
10.15	Employment Agreement - Leonid Babak	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 and as amended January 25, 2000, (Ex. No. 10.20)
10.16	Employment Agreement - Vladimir Serebrennikov	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 and as amended January 25, 2000, (Ex. No. 10.21)
10.17	Mutual Termination Agreement	Filed herewith
10.18	Asset Purchase Agreement by and between Human BioSystems, HBS Bio, and EXL	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
10.19	Consulting Services Agreement by and between HBS Bio and EXL	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
10.20	Escrow Agreement by and between HBS Bio, EXL, and Silicon Valley Law Group	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
21	Subsidiaries of Human BioSystems	Filed herewith
23	Consent of experts and counsel	Filed herewith
24	Power of attorney	Included on the signature page of this annual report
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$33,090	$30,200
Audit-Related Fees*	$2,250	$1,650
Tax Fees	$2,250	$2,000
All Other Fees	$0	$0
Total	$38,590	$33,850

* Relates to the registrant’s registration statements on Form SB-2 and Form S-8.

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2007 and 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2007 and 2006, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $4,250 was related to tax compliance services for review of federal and state tax returns for both 2007 and 2006.

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

Dated March 31, 2008

Human BioSystems

By:

/s/ Harry Masuda

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

Signature	Title	Date
/s/ Harry Masuda
Harry Masuda	Chief Executive Officer, Acting Chief Financial Officer (Principal Accounting Officer) and Director	March 31, 2008
/s/ Paul Okimoto
Paul Okimoto	Chairman of the Board and Executive Vice President	March 31, 2008
/s/ Dr. Larry McCleary
Dr. Larry McCleary	Director	March 31, 2008