Form 10-Q
period 2008-03-31
HUMAN BIOSYSTEMS INC
filed 2008-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-28413

HUMAN BIOSYSTEMS

( Exact name of small business issuer as specified in its charter )

California (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)

1127 Harker Avenue

Palo Alto, California 94301

(Address of principal executive offices)

650-323-0943

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.. See the definitions of "large accelerated filer", “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer           Accelerated Filer ____       Non-Accelerated Filer ____      Smaller Reporting Company __X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At March 31, 2008 the registrant had outstanding 134,906,700 shares of common stock, no par value.

 HUMAN BIOSYSTEMS

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited)

and December 31, 2007

F-1

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through March 31, 2008

F-2

Condensed Consolidated  Statement of Stockholders' Deficit (Unaudited)

For the Three Months Ended March 31, 2008

F-3

Condensed Consolidated  Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through March 31, 2008

 F-4

Notes to Condensed Consolidated  Financial Statements (Unaudited)

F-5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

  2

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

 10

Item 4.

Controls and Procedures

 10

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

 10

Item 1A.

Risk Factors

 10

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

 10

Item 3.

Defaults Upon Senior Securities

 10

Item 4.

Submission of Matters to a Vote of Security Holders

 11

Item 5.

Other Information

 11

Item 6.

Exhibits

 11

Signatures

 11

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEMS
A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December, 31,
	2008	2007
	(Unaudited)
Current assets
Cash	$ -	$ 8,700
Prepaid expenses	40,400	55,400
Total current assets	40,400	64,100

Fixed assets, net	97,300	103,300

Other assets
Loan fees	16,600	33,600
Deposit on land purchase	389,700	389,700

Total assets	$ 544,000	$ 590,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$ 1,600	$ -
Accounts payable	861,200	801,900
Accrued liabilities	207,300	197,500
Public relations payable	58,400	58,400
Due to stockholders	1,216,900	1,037,000
Note payable, net of discount	369,200	359,000
Note payable for D & O	20,600	36,100
Total current liabilities	2,735,200	2,489,900

Total liabilities	2,735,200	2,489,900

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock; no par or stated value; 300,000,000 shares authorized,
159,950,700 and 134,992,100 shares issued, and
134,906,700 and 128,098,100 outstanding
as of March 31, 2008 and December 31, 2007, respectively	24,759,600	24,697,100
Loan fees paid in common stock	(16,100)	(26,600)
Accumulated deficit during development stage	(26,934,700)	(26,569,700)
Total stockholders' deficit	(2,191,200)	(1,899,200)

Total liabilities and stockholders' deficit	$ 544,000	$ 590,700

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	February 26, 1998
	ended	ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	2,000	11,600	4,380,900
Public relations	38,000	125,600	5,587,400
Other general and administrative expenses	202,400	277,600	9,178,200
Total general and administrative	242,400	414,800	19,146,500
Research and development	40,600	70,600	2,600,500
Ethanol development	21,000	440,100	1,165,700
Sales and marketing	-	-	820,800

Total operating expenses	304,000	925,500	23,733,500

Loss from operations	(304,000)	(925,500)	(23,733,500)

Other income (expense)
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Loss on investment in marketable securities	-	(7,600)	(770,200)
Forgiveness of debt	-	100	105,600
Interest income	-	4,300	8,700
Interest expense	(60,200)	(111,200)	(1,283,400)

Loss before provision for income taxes	(364,200)	(1,039,900)	(26,925,100)

Provision for income taxes	800	-	9,600

Net loss	(365,000)	(1,039,900)	(26,934,700)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment in
marketable securities	-	-	-

Total comprehensive loss	$ (365,000)	$ (1,039,900)	$ (26,934,700)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)	$ (0.77)

Basic and diluted weighted average
common shares outstanding	130,625,796	79,883,573	34,778,587

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

						Accumulated
					Loan Fees	Deficit During	Total
			Common Stock		Paid in	Development	Stockholders'
			Shares	Amount	Common Stock	Stage	Deficit
Balance December 31, 2007			128,098,100	$24,697,100	$ (26,600)	$ (26,569,700)	$ (1,899,200)

Issuance of common stock for cash (net of offering costs of $45,600), weighted average
price of		$0.00	1,633,300	3,000	-	-	3,000

Issuance of common stock for cash related to Investment Agreement,weighted average
price of		$0.01	1,334,300	14,300	-	-	14,300

Issuance of common stock for services,
weighted average price of		$0.01	3,100,000	38,000	-	-	38,000

Issuance of common stock in satisfaction of notes payable, including interest of $1,600,
weighted average price of		$0.01	741,000	5,200	-	-	5,200

Stock based compensation related to granting of options			-	2,000	-	-	2,000

Current period amortization of loan fees paid in common stock			-	-	10,500	-	10,500

Comprehensive loss, net of tax			-	-	-	(365,000)	(365,000)

Balance	March 31, 2008		134,906,700	$24,759,600	$ (16,100)	$ (26,934,700)	$ (2,191,200)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months	February 26, 1998
	ended	ended	(Inception) Through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net loss	$ (365,000)	$ (1,039,900)	$ (26,934,700)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Stock based compensation	3,600	11,600	4,375,900
Public relations - paid or to be paid in common stock	38,000	197,600	5,389,400
Depreciation	6,000	3,200	43,400
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	-	-	487,800
Interest and wages due to stockholders	79,900	-	79,900
Amortization and accretion of loan fees
and discounts	48,500	105,600	1,310,500
Loss on investment in marketable securities	-	7,600	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	15,000	(17,700)	78,700
Change in other assets	-	-	(133,800)
Change in accounts payable	59,300	149,300	1,011,600
Change in accrued liabilities	9,800	7,400	128,800
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(104,900)	(575,300)	(12,564,500)

Cash flows from investing activities:
Proceeds from sale of investments	-	133,100	133,100
Purchase of fixed assets	-	(44,400)	(140,700)
Deposit on land purchase	-	-	(389,700)
Net cash provided by investing activities	-	88,700	(397,300)

Cash flows from financing activities:
Change in bank overdraft	1,600	-	1,600
Change in due to stockholders	100,000	498,400	1,998,900
Proceeds from issuance of common stock	17,300	241,100	10,754,900
Proceeds from borrowing on notes payable	-	-	1,829,500
Principal payments on notes payable	(7,200)	(360,000)	(1,386,700)
Principal payments on note payable for D&O	(15,500)	(11,900)	(144,900)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	96,200	367,600	12,961,800

Net increase (decrease) in cash	(8,700)	(119,000)	-

Cash, beginning of period	8,700	613,600	-

Cash, end of period	$ -	$ 494,600	$ -

Cash paid for income taxes	$ -	$ -	$ 8,000
Cash paid for interest	$ 300	$ 200	$ 13,000

Schedule of non-cash financing activities:
Issuance of common stock in satisfaction of
accounts payable	$ -	$ 1,200	$ 105,800

Issuance of common stock in satisfaction of
note payable, including interest of $1,600	$ 5,200	$ -	$ 5,200

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Human BioSystems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the eleventh year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible.

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

Consolidation - The condensed consolidated financial statements include the accounts of Human BioSystems and its wholly owned subsidiary HBS Bio and its majority owned subsidiary HBS BioEnergy DDG Corcoran, LLC (HBS Corcoran). All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Adoption of New Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

Going concern - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $365,000 for the three months ended March 31, 2008. The Company is in the eleventh year of research and development, with an accumulated loss during the development stage of approximately $26,934,700. As of March 31, 2008, management is uncertain as to the completion date or if the product will be completed at all.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense under SFAS 123 (R) recognized by the Company during the three months ended March 31, 2008 and 2007 was $2,000 and $11,600, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$ -	$ -
Expected term (in years)	-	-
Expected volatility	-	-
Weighted average volatility	-	-
Expected dividend yield	-	-
Risk-free rate	-	-

The following table summarizes the stock option transactions for the three months ended March 31, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,116,000	$0.29	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
	--------------		--------------
Outstanding at March 31, 2008	1,116,000	$0.29	$6,200
	========		========
Exercisable at March 31, 2008	1,042,000	$0.30	$6,200

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was zero and zero, respectively.

3. FIXED ASSETS

A summary of fixed assets is as follows:

	March 31,	December 31,
	2008	2007

Equipment	$140,700	$130,900
Less: accumulated depreciation	43,400	27,600
Fixed assets, net	$97,300	$103,300
	=======	=======

Depreciation expense for the 3 months ended March 31, 2008 and 2007 was $6,000 and $3,200, respectively.

4. RELATED PARTY TRANSACTIONS

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

In February, 2008 the Company entered into an agreement to restructure the loan agreement signed in March, 2007 with a Director of the Company to transfer $300,000 of the original principal loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement. The Director agreed to accept 2.1 million shares of the Company’s common stock as payment of interest owed to Director through March, 2008 valued at approximately $27,000. The Company entered into an addendum to the loan restructure agreement  in April, 2008 as discussed in the Subsequent Events section which calls for the issuance of an additional 400,000 shares valued at $4,000 to offset future interest due under the loan restructure agreement.

Stockholder payables consist of the following:

	March 31,	December 31,
	2008	2007

Wages payable to stockholder employees	$413,900	$344,400

Accrued interest on notes payable	27,500	19,500

Employee advances	(4,500)	(6,900)

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009 Advance to LLC by officer	500,000 280,000	500,000 180,000
Total	$1,216,900	$1,037,000
	==========	========

5. NOTES PAYABLE

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 500,000 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of March 31, 2008 was $236,400.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007 and $21,000 was accreted during the three months ended March 31, 2008. The balance payable as of March 31, 2008 was $136,300.

The Company is currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. The Company is currently negotiating a payment plan that is acceptable to Dutchess.  Although the Company is in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates, however Dutchess did exercise its right to convert 740,966 shares under the First Dutchess Note. The shares were converted on January 9, 2008 at a value of $5,200, including interest of $1,600.

In November 2007, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $46,350 at an annual percentage rate of 9.41%. The agreement calls for monthly payments of approximately $5,400 per month through July 2008. The balance payable as of March 31, 2008 was $20,600.

6. COMMON STOCK

In January 2008, the Company issued 741,000 shares of restricted common stock, valued at $5,200, in satisfaction of a note payable payment, including interest of $1,600.

In February 2008, the Company issued 600,000 shares of restricted common stock and 100,000 shares of free trading common stock valued at $14,000 for services related to public relations.

In March 2008, the Company issued 1,400,000 shares of restricted common stock valued at $14,000 for services related to public relations.

In the first quarter of 2008, the Company issued 1,000,000 shares of Reg S common stock in Europe, valued at $10,000, for services related to public relations.

In the first quarter of 2008, the Company issued 783,300 shares of restricted common stock and 850,000 shares of Reg S common stock for $3,000 in cash, net of offering costs totaling $45,600.

7. INVESTMENT AGREEMENTS

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 10,449,000 shares of the Company’s common stock for approximately $647,600 during the year ended December  31,2007.

Because the registration of the 38,000,000 shares reserved for the Dutchess agreement expired in September, 2007, the Company registered 20,000,000 shares of the Company’s common stock in July, 2007 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 19,662,900 shares of the Company's common stock for approximately $321,100 during the year ended December 2007, and 1,334,300 shares for approximately $14,300 during the three months ended March 31, 2008.

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

8. ETHANOL AGREEMENTS

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

9. CONSULTING AGREEMENTS

In January 2008 the Company entered into a consulting agreement with a European entity to assist the Company in locating sales groups that will identify potential European investors to Reg S offering made by the Company. Compensation for services included a stock grant of 1,000,000 Reg S shares valued at $10,000, and 30% of funds received from Reg S investors.

In February, 2008 the Company entered into the extension of a consulting agreement with a consultant to extend an Agreement dated January 3, 2003 to assist the Company in its fund raising efforts in Europe, and in consideration for such extension, the Company issued to the consultant an aggregate of 100,000 free trading shares of common stock valued at $2,000 and 600,000 restricted shares of common shares valued at $12,000.

In March, 2008 the Company entered into a consulting services agreement with an investment relations firm to provide services to increase investor awareness for the Company for which the Company agreed to pay $10,000 and issue 1,400,000 in restricted stock valued at $14,000.

10. SEGMENT INFORMATION

The Company operates in two reportable segments, as defined by Statement of Financial Accounting Standards (SFAS) No. 131, the development of technology for preservation of certain biologic material and the development of a renewable energy market.

Three months ended March 31, 2008

		BioMedical		BioEnergy		Total
Revenue		$-		$-		$-

Operating expenses
Stock based comp		2,000		-		2,000
Public relations		38,000		-		38,000
Other general and administrative expenses		202,400		-		202,400
Total general and administrative		242,400		-		242,400
Research and development		40,600		21,000		61,600
Sales and marketing		-		-		-
Total operating expenses		283,000		21,000		304,000

Loss from operations	$	(283,000)	$	(21,000)	$	(304,000)
		========		========		========

Three months ended March 31, 2007

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based comp	11,600	-	11,600
Public relations	125,600	-	125,600
Other general and administrative expenses	277,600	-	277,600
Total general and administrative	414,800	-	414,800
Research and development	70,600	440,100	510,700
Sales and marketing	-	-	-
Total operating expenses	485,400	440,100	925,500

Loss from operations	$(485,400)	$(440,100)	$(925,500)
	=========	========	=========

11. SUBSEQUENT EVENTS

In April, 2008, the Company issued 555,600 shares of restricted common stock for $5,000.

In April, 2008, the Company signed an agreement that is to be effective as of October 19, 2007, to transfer its interest portion of a land purchase agreement including deposits made into escrow currently held by an LLC of the Company’s subsidiary., in exchange for 6,000,000 shares of Environmental BioMass Energy (“EBE”), thereceiving company’s common stock, representing approximately 49% ownership . The Company is obligated to issue 3,000,000 shares of its stock to management of EBE as  a management performance incentive and 250,000 shares of its stock to fulfill the terms of a past agreement.

In April, 2008, the Company entered into an addendum to the loan re-structuring agreement signed in February of 2008 with a Director that increases the shares to be issued under the addendum from 2,100,000 to 2,500,000 shares of the Company’s common stock to offset interest beyond  March, 2008 until the value of the shares applied to the interest is consumed.. The value of the 400,000 additional shares is $4,000.

Also in April, 2008, the Company made the decision to close the Russian Branch office, where the original platelet research was conducted until it was transferred to the U.S., and more recently the Branch had conducted market research for the Company.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

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

In January, 2008, we released one of our organ preservation research consultants due to lack of funds. We also temporarily reduced all management salaries by 50% in an effort to conserve cash.

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

We are currently restructuring the alternative energy business of HBS Bio.  We expect this process to include transferring the waste to energy project in which HBS Bio has invested, HBS Corcoran, to a new entity that will focus on this business.  Human BioSystems, along with other affiliates of HBS Corcoran, will own the new entity.   The agreement to complete this process has been signed in April,2008 as further described in the Subsequent Events Section.

3

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

Revenues.  We did not generate any revenue in either of the three-month periods ended March 31, 2008 or 2007, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the eleventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended March 31, 2008 were $242,400, a decrease from $414,800 for the three months ended March 31, 2007.  The decrease was comprised in part by a substantial decrease in public relations expenses to $38,000 for the three months ended March 31, 2008, from $125,600 for the three months ended March 31, 2007.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the three months ended March 31, 2008, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock for this purpose.

We experienced a decrease in stock-based compensation in the three months ended March 31, 2008 to $2,000, from $11,600 for the three months ended March 31, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the three months ended March 31, 2008 was also due to a decrease in other general and administrative expenses to $202,400 for the three months ended March 31, 2008 from $277,600 for the comparable period in 2007.  This decrease was due to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2006 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Due to the relatively recent strategic changes to our alternative energy business, we anticipate that general and administrative expenses will not experience a significant increase for the remainder of fiscal 2008.  Our partner in this business will be self sufficient with its own management structure and financing.

Research and Development.  Our research and development expenses were $40,600 for the three months ended March 31, 2008, a decrease from $70,600 for the comparable period in 2007.     The decrease was due to the reduced payroll and consultant expenses and the reduced laboratory setup costs incurred in the same period of 2007.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended March 31, 2008 or 2007.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $21,000 for the development of our ethanol business in the three months ended March 31, 2008 compared to $440,100 for the three months ended March 31, 2007. As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2008; however, we do anticipate some expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $60,200 during the three months ended March 31, 2008, due primarily to increased interest on the loan from Dutchess.   We incurred interest expense of $111,200 during the three months ended March 31, 2007.  We had no interest income in the three month periods ended March 31, 2008 compared to $4,300 in the three months ended March 31, 2007.  During the three months ended March 31, 2007, we recognized a loss on investment in marketable securities of $7,600.

Net Loss.  As a result of the foregoing factors, our loss before income taxes decreased to $364,200 for the three months ended March 31, 2008, from a loss before income taxes of $1,039,900 for the three months ended March 31,

2007. After a provision for income taxes of $800 for the three months ended March 31, 2008 and none for the comparable period in 2007, our net loss was $365,000, or 0.00 per share, for the three months ended March 31, 2008, and $1,039,900, or $0.01 per share, for the three months ended March 31,2007.

Liquidity and Capital Resources

Our operating plan for 2008 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the three months ended March 31, 2008, we received an aggregate of $17,300 from the issuance of common stock, including $14,000 from our agreement with Dutchess, compared to $241,100 received in the three months ended March 31, 2007.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the eleventh year of research and development, with an accumulated loss during the development stage of $26,934,700.  As of March 31, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent registered public accounting firm, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended March 31, 2008, we continued to spend cash to fund our operations.  Cash used by operating activities for the three months ended March 31, 2008 was $104,900, and consisted principally of our net loss of $365,000, offset by an increase in accrued liabilities of $9,800,  an increase in accounts payable of $59,300, $38,000 in public relations expenses paid or to be paid in common stock, $79,900 in interest and wages due to stockholders, $3,600 provided by stock-based compensation, a change in prepaid expenses of $15,000, amortization of discount and loan fees on notes payable of $48,500, and $6,000 in depreciation.

For the three months ended March 31, 2007, cash used by operating activities was $575,300, and consisted principally of our net loss of $1,039,900, offset by an increase in accrued liabilities of $7,400,  an increase in accounts payable of $149,300, $197,600 in public relations expenses paid or to be paid in common stock, $11,600 provided by stock-based compensation, a change in prepaid expenses of $17,700, amortization of discount and loan fees on notes payable of $105,600, a loss on investment in marketable securities  of  $7,600 and $3,200 in depreciation.

We used no cash for investing activities for the three months ended March 31, 2008, compared to $88,700 of cash provided from investing activities for the three months ended March 31, 2007, which included $44,400 utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan and $$133,100 provided by the sale of an investment.

Cash flow from financing activities for the three months ended March 31, 2008 produced a net increase in cash of $96,200, consisting of $17,300 from the issuance of common stock, offset by $7,200 in principal payments on notes payable, $15,500 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase of $100,000 on amounts due to shareholders.

Cash flow from financing activities for the three months ended March 31, 2007 produced a net increase in cash of $367,600, consisting of $241,100 from the issuance of common stock, offset by $360,000 in principal payments on notes payable, $11,900 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase in $498,400 on amounts due to shareholders.

As of March 31, 2008, we had negative cash and cash equivalents amounting to $1,600, a significant decrease from the balance of $316,500 at March 31, 2007.  Our working capital deficit increased to $2,694,800 at March 31, 2008, from $2,425,800 at March 31, 2007.  As of March 31, 2008, we had no commitments to purchase capital equipment.

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

6

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

We have also registered 20,000,000 shares of our common stock in January of 2006 for use in raising capital.  ThroughMarch 31, 2008, we have issued 19,942,821 of these shares.

In December 2007, we commenced a private placement of 20,000,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act.  As of March 31, 2008, we have sold 1,850,000 of these shares.

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

8

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

9

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

ITEM 4T.  Controls and Procedures

Based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Not applicable.

ITEM 1A.   Risk Factors

Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended March 31, 2008.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In January 2008, the Company issued 741,000 shares of restricted common stock, valued at $5,200, in satisfaction of a note payable payment, including interest of $1,600.

In February 2008, the Company issued 600,000 shares of restricted common stock and 100,000 shares of free trading common stock valued at $14,000 for services related to public relations.

In March 2008, the Company issued 1,400,000 shares of restricted common stock valued at $14,000 for services related to public relations.

In the first quarter of 2008, the Company issued 1,000,000 shares of Reg S common stock in Europe, valued at $10,000, for services related to public relations.

In the first quarter of 2008, the Company issued 783,300 shares of restricted common stock and 850,000 shares of Reg S common stock for $3,000 in cash, net of offering costs totaling $45,600.

ITEM 3.  Defaults Upon Senior Securities .

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders .

Not applicable.

ITEM 5.  Other Information .

Not applicable.

ITEM 6.  Exhibits .

Exhibit No.	Description
-------------	------------

31.01	Rule 13a-14(a)/15d-14a Certification

32.01	Section 1350 Certification

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: May 15, 2008

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer

11