Form 10-Q
period 2008-06-30
HUMAN BIOSYSTEMS INC
filed 2008-08-13
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

At June 30, 2008 the registrant had outstanding 171,417,900 shares of common stock, no par value.

 HUMAN BIOSYSTEMS

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited)

and December 31, 2007

F-1

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through June 30, 2008

F-2

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Six Months Ended June 30, 2008

                F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through June 30, 2008

F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-5 - F-11

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12 - 22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities

and Use of Proceeds

23-24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

24

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEM
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December, 31,
	2008	2007
	(Unaudited)
Current assets
Cash	$ 106,400	$ 8,700
Prepaid expenses	20,600	55,400
Total current assets	127,000	64,100

Fixed assets, net	91,400	103,300

Other assets
Loan fees	-	33,600
Investment in Environmental BioMass Energy	176,700	-
Deposit on land purchase	-	389,700

Total assets	$ 395,100	$ 590,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$ 822,700	$ 801,900
Accrued liabilities	209,900	197,500
Public relations payable	58,400	58,400
Due to stockholders	1,050,000	357,000
Note payable, net of discount	356,400	359,000
Note payable for D & O	5,200	36,100
Total current liabilities	2,502,600	1,809,900

Long term liabilities
Due to stockholders	-	680,000

Total liabilities	2,502,600	2,489,900

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock; no par or stated value; 300,000,000 shares authorized,
180,512,900 and 134,992,100 shares issued, and
171,417,900 and 128,098,100 outstanding
as of June 30, 2008 and December 31, 2007, respectively	25,235,000	24,697,100
Loan fees paid in common stock	(11,200)	(26,600)
Accumulated deficit during development stage	(27,331,300)	(26,569,700)
Total stockholders' deficit	(2,107,500)	(1,899,200)

Total liabilities and stockholders' deficit	$ 395,100	$ 590,700

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Six months	Six months	February 26, 1998
	ended	ended	ended	ended	(Inception) Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	1,000	9,500	3,000	21,100	4,381,900
Public relations	-	279,900	38,000	405,500	5,587,400
Other general and administrative expenses	349,200	359,400	551,600	637,000	9,527,400
Total general and administrative	350,200	648,800	592,600	1,063,600	19,496,700
Research and development	34,500	70,600	75,100	141,200	2,635,000
Ethanol development	(4,100)	331,600	16,900	771,700	1,161,600
Sales and marketing	-	-	-	-	820,800

Total operating expenses	380,600	1,051,000	684,600	1,976,500	24,114,100

Loss from operations	(380,600)	(1,051,000)	(684,600)	(1,976,500)	(24,114,100)

Other income (expense)
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment in marketable securities	-	-	-	(7,600)	(770,200)
Forgiveness of debt	-	-	-	100	105,600
Interest income	-	800	-	5,100	8,700
Interest expense	(16,000)	(141,700)	(76,200)	(252,900)	(1,299,400)

Loss before provision for income taxes	(396,600)	(1,191,900)	(760,800)	(2,231,800)	(27,321,700)

Provision for income taxes	-	-	800	-	9,600

Net loss	$ (396,600)	$ (1,191,900)	$ (761,600)	$ (2,231,800)	$ (27,331,300)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investment in
marketable securities	-	-	-	-	-

Total comprehensive loss	$ (396,600)	$ (1,191,900)	$ (761,600)	$ (2,231,800)	$ (27,331,300)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.68)

Basic and diluted weighted average
common shares outstanding	149,163,272	99,135,828	139,894,534	93,454,494	40,109,418

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Accumulated
				Loan Fees	Deficit During	Total
		Common Stock		Paid in	Development	Stockholders'
		Shares	Amount	Common Stock	Stage	Deficit
Balance December 31, 2007		128,098,100	$ 24,697,100	$ (26,600)	$ (26,569,700)	$ (1,899,200)

Issuance of common stock for cash
(net of offering costs of $298,600),
weighted average price of	$0.02	15,582,400	233,800	-	-	233,800

Issuance of common stock for cash
related to Investment Agreement,
weighted average price of	$0.01	5,882,100	61,200	-	-	61,200

Issuance of common stock for services,
weighted average price of	$0.01	15,350,000	161,300	-	-	161,300

Issuance of common stock in satisfaction
of accounts payable,
weighted average price of	$0.01	264,300	3,400	-	-	3,400

Issuance of common stock in satisfaction
of notes payable, including interest
of $1,600, weighted average price of	$0.01	741,000	5,200	-	-	5,200

Issuance of common stock in satisfaction
of accrued interest included in due to
related party, weighted average price of	$0.01	2,500,000	31,000	-	-	31,000

Issuance of common stock for
joint venture investment,
weighted average price of	$0.01	3,000,000	39,000	-	-	39,000

Stock based compensation
related to granting of options		-	3,000	-	-	3,000

Current period amortization
of loan fees paid in common stock		-	-	15,400	-	15,400

Comprehensive loss, net of tax		-	-	-	(761,600)	(761,600)

Balance June 30, 2008		171,417,900	$ 25,235,000	$ (11,200)	$ (27,331,300)	$ (2,107,500)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months	Six months	February 26, 1998
	ended	ended	(Inception) Through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net loss	$ (761,600)	$ (2,231,800)	$ (27,331,300)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Stock based compensation	3,000	21,100	4,375,300
Public relations - paid or to be paid in common stock	161,300	204,900	5,512,700
Depreciation	11,900	7,800	49,300
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	1,600	-	489,400
Interest and wages due to stockholders	124,000	-	124,000
Amortization and accretion of loan fees and discounts	58,500	233,600	1,320,500
Loss on investment in marketable securities	-	7,600	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	34,800	18,300	98,500
Change in other assets	-	(35,000)	(133,800)
Change in accounts payable	111,200	262,800	1,059,900
Change in accrued liabilities	12,400	115,900	131,400
Change in other liabilities	-	58,400	226,100
Net cash used by operating activities	(242,900)	(1,336,400)	(12,706,100)

Cash flows from investing activities:
Proceeds from sale of investments	-	133,100	133,100
Purchase of fixed assets	-	(82,800)	(140,700)
Deposit on land purchase	-	(239,700)	(389,700)
Net cash used by investing activities	-	(189,400)	(397,300)

Cash flows from financing activities:
Change in due to stockholders	100,000	501,800	1,998,900
Proceeds from issuance of common stock	295,000	1,027,400	11,032,600
Proceeds from borrowing on notes payable	-	385,000	1,829,500
Principal payments on notes payable	(23,500)	(771,300)	(1,399,400)
Principal payments on note payable for D&O	(30,900)	(29,800)	(160,300)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	340,600	1,113,100	13,209,800

Net increase (decrease) in cash	97,700	(412,700)	106,400

Cash, beginning of period	8,700	613,600	-

Cash, end of period	$ 106,400	$ 200,900	$ 106,400

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 800	$ -	$ 9,600
Cash paid for interest	$ -	$ 300	$ 13,000
Schedule of non-cash financing and investing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 3,400	$ 13,400	$ 109,200
Issuance of common stock in satisfaction of
note payable, including interest of $1,600	$ 5,200	$ -	$ 5,200
Issuance of common stock in satisfaction of accrued
interest included in due to related party	$ 31,000	$ -	$ 31,000
Issuance of common stock and warrants for loan fees	$ -	$ 55,000	$ 55,000
Investment in Environmental BioMass Energy
Issuance of common stock	$ 39,000	$ -	$ 39,000
Transfer of deposit on land purchase	389,700	-	389,700
Release from accounts payable	(87,000)	-	(87,000)
Release from due to related party, net of amortized
loan fees	(165,000)	-	(165,000)
	$ 176,700	$ -	$ 176,700

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

In August 2006, we also entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we recently made the decision to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production. The new focus in the Company’s renewable fuels segment of the business is being addressed through a partnership with Environmental BioMass Energy Inc. (EBE) which is in the business of converting biowaste to electrical energy. Under this partnership, HBS received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement. All operations and management functions of EBE are performed by EBE employees.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $761,600 for the six months ended June 30, 2008. The Company is in the eleventh year of research and development, with an accumulated loss during the development stage of approximately $27,331,300. As of June 30, 2008, management is uncertain as to the completion date or if the product will be completed at all.

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

In April, 2008, the Company made the decision to close the Russian Branch office, where the original platelet research was conducted until it was transferred to the U.S., and more recently the Branch had conducted market research for the Company. The process should be completed in August, 2008.

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense under SFAS 123 (R) recognized by the Company during the six months ended June 30, 2008 and 2007 was $3,000 and $21,100, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$-	$-
Expected term (in years)	-	-
Expected volatility	-	-
Weighted average volatility	-	-
Expected dividend yield	-	-
Risk-free rate	-	-

The following table summarizes the stock option transactions for the six months ended June 30, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,116,000	$0.29	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	30,000	$0.15	-

Outstanding at June 30, 2008	1,086,000	$0.29	$6,200
	============		============
Exercisable at June 30, 2008	1,012,000	$0.30	$6,200

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was zero and zero, respectively.

3. FIXED ASSETS

A summary of fixed assets is as follows:

	June 30,	December 31,
	2008	2007

Equipment	$140,700	$130,900
Less: accumulated depreciation	49,300	27,600
Fixed assets, net	$91,400	$103,300
	========	========

Depreciation expense for the six months ended June 30, 2008 and 2007 was $11,900 and $7,800, respectively.

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

In February, 2008 the Company entered into an agreement to restructure the loan agreement signed in March, 2007 with a Director of the Company to transfer $300,000 of the original principal loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement. The Director agreed to accept 2.1 million shares of the Company’s common stock as payment of interest owed to Director through March, 2008 valued at approximately $27,000. In April, 2008, the Company entered into an addendum to the loan re-structuring agreement signed in February of 2008 that increases the shares to be issued under the addendum from 2,100,000 to 2,500,000 shares of the Company’s common stock to offset interest beyond March, 2008 until the value of the shares applied to the interest is consumed. The value of the 400,000 additional shares is $4,000. The 2.5 million shares were issued on April 25, 2008.

Stockholder payables consist of the following:

	June 30,	December 31,
	2008	2007

Wages payable to stockholder employees	$463,300	$344,400

Accrued interest on notes payable	300	19,500

Employee advances	(18,600)	(6,900)

Shareholder deposit for stock issued in July	5,000	-

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009 Advance to LLC by officer	500,000 100,000	500,000 180,000
Total	$1,050,000	$1,037,000
	===========	===========

5. NOTES PAYABLE

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 500,000 Holder Shares (restricted Common Stock to Dutchess as an incentive) on November 3, 2006, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of June 30, 2008 was $236,400.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock and which has been fully amortized. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007 and $24,500 was accreted during the six months ended June 30, 2008. The balance payable as of June 30, 2008 was $120,000.

The Company is currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. The Company is currently negotiating a payment plan that is acceptable to Dutchess.  Although the Company is in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates, however Dutchess did exercise its right to convert 741,000 shares under the First Dutchess Note. The shares were converted on January 9, 2008 at a value of $5,200, including interest of $1,600.

In November 2007, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $46,400 at an annual percentage rate of 9.41%. The agreement calls for monthly payments of approximately $5,400 per month through July 2008. The balance payable as of June 30, 2008 was $5,200

6. COMMON STOCK

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

In April 2008, the Company issued 2,500,000 shares of restricted common stock, valued at $31,000, in satisfaction of accrued interest payable.

In May 2008, the Company issued 3,000,000 shares of restricted common stock valued at $39,000 per the Company’s joint venture agreement for the renewable energy segment of its business.

In May 2008, the Company issued 250,000 shares of restricted common stock valued at $3,300 for professional services.

In May 2008, the Company issued 264,300 shares of restricted common stock in satisfaction of accounts payable, valued at $3,400.

In June 2008, the Company issued 12,000,000 shares of restricted common stock valued at $120,000 for professional services.

In the second quarter of 2008, the Company issued 13,949,000 shares of Reg S common stock in Europe for $231,000 in cash (net of offering costs totaling $298,600).

7. INVESTMENT AGREEMENTS

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 38,000,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 434,615 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 3,880,000 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 10,449,000 shares of the Company’s common stock for approximately $647,600 during the year ended December  31, 2007.

Because the registration of the 38,000,000 shares reserved for the Dutchess agreement was to expire in September, 2007, the Company registered 20,000,000 shares of the Company’s common stock in July, 2007 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 19,662,900 shares of the Company's common stock for approximately $321,100 during the year ended December 2007, and 337,000 shares of the Company’s common stock in exchange for approximately $2,000 during January 2008.

Because the 20,000,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 16,917,500 shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 557,200 shares for approximately $6,900 during February 2008, 440,000 shares for approximately $5,400 during March 2008, 1,276,000 shares for approximately $13,400 during April 2008, 2,225,700 shares for approximately $23,600 during May 2008 and 1,046,100 shares for approximately $9,900 during June 2008.

In June 2007, the Company entered into a representation and finder’s agreement to raise investment capital from potential Korean investment sources, including institutions and individual investors. The finder’s fee is set at 5% of capital raised and up to $10 million of capital raised. In addition, a warrant to purchase 1,000,000 shares of common stock of the Company was granted such that for each $100,000 raised, 10,000 shares shall vest up to the maximum amount of 1,000,000 shares if the full $10 million of capital is raised.

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

In April, 2008, the Company and its subsidiary signed an agreement to transfer its interest in a land purchase agreement, including deposits in escrow, in exchange for 6,000,000 shares of Environmental BioMass Energy (“EBE”)common stock, representing approximately 49% ownership of EBE. The Company also issued 3,000,000 shares of its stock valued at $39,000 to management of EBE as a management performance incentive. The investment in EBE will be accounted for using the equity method.

As of June 30, 2008, the investment in EBE is as follows:

   Investment in Environmental BioMass Energy

Issuance of common stock

$            39,000

Transfer of deposit on land purchase

            389,700

Release from accounts payable

             (87,000)

Release from due to related party, net of amortized loan fees

           (165,000)

 $          176,700

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

In June, 2008 the Company entered into an agreement with an investor relations firm to provide public relations services including serving as an investment banking liaison, obtaining write ups about the company and acting as an institutional public relations consultant for a six month period in consideration for 12,000,000 shares of restricted common stock valued at $120,000.

In June, 2008 the Company entered into an agreement with a management consulting firm to provide management consulting services in an effort to obtain capital from third parties for working capital in consideration of a success fee of 7% in cash of the amount of capital raised as a result of the efforts of the consulting firm.

10. SEGMENT INFORMATION

The Company previously operated in two reportable segments, as defined by Statement of Financial Accounting Standards (SFAS) No. 131, the development of technology for preservation of certain biologic material and the development of a renewable energy market.

The renewable energy market, formally addressed through its wholly owned subsidiary, HBS BioEnergy is now addressed through HBS’s 49% ownership of common stock of Environmental BioMass Energy, Inc., which is in the business of converting bio-waste to electrical energy. The decision to suspend the ethanol business activity was due to the increasing raw materials cost, making it difficult to obtain financing for the construction and operation of ethanol facilities.

11. SUBSEQUENT EVENTS

In July, 2008 the Company issued 555,600 shares of restricted common stock for $5,000 cash.

In July, 2008 the Company entered into an agreement with an investor relations firm to provide services to increase investor awareness through media distribution for the Company for which the Company paid $6,000 in cash.

In July, 2008 the Company entered into a settlement agreement in which the Company agreed to pay $2,500 as the final payment under the lease agreement of the Company’s Russian Branch offices.

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

In April, 2008, the Company made the decision to close the Russian Branch office, where the original platelet research was conducted until it was transferred to the U.S., and more recently the Branch had conducted market research for the Company. The process should be completed in August, 2008.

Alternative Energy Business

In late 2006, we also entered the alternative energy market through our wholly-owned subsidiary, HBS Bio.  At that time, we intended that HBS Bio would identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.  However, we recently made the decision to refocus our efforts in the renewable energy market by concentrating on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities. The new focus in the Company’s renewable fuels segment of the business is being addressed through a partnership with Environmental BioMass Energy Inc. (EBE) which is in the business of converting biowaste to electrical energy. Under this partnership, HBS received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement. All operations and management functions of EBE are performed by EBE employees.

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

In April, 2008, the Company and its subsidiary signed an agreement to transfer its interest in a land purchase agreement, including deposits in escrow, in exchange for 6,000,000 shares of Environmental BioMass Energy (“EBE”)common stock, representing approximately 49% ownership of EBE. The Company also issued 3,000,000 shares of its stock valued at $39,000 to management of EBE as a management performance incentive. The investment in EBE will be accounted for using the equity method.

As of June 30, 2008, the investment in EBE is as follows:

   Investment in Environmental BioMass Energy

Issuance of common stock

$            39,000

Transfer of deposit on land purchase

            389,700

Release from accounts payable

             (87,000)

Release from due to related party, net of amortized loan fees

           (165,000)

 $          176,700

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

Revenues.  We did not generate any revenue in either of the three-month periods ended June 30, 2008 or 2007, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the eleventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended June 30, 2008 were $350,200, a decrease from $648,800 for the three months ended June 30, 2007.  The decrease was comprised in part by a substantial decrease in public relations expenses to none for the three months ended June 30, 2008, from $279,900 for the three months ended June 30, 2007.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the three months ended June 30, 2008, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock for this purpose.

We experienced a decrease in stock-based compensation in the three months ended June 30, 2008 to $1,000, from $9,500 for the three months ended June 30, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the three months ended June 30, 2008 was also due to a decrease in other general and administrative expenses to $349,200 for the three months ended June 30, 2008 from $359,400 for the comparable period in 2007.  This decrease was due to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2007 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Research and Development.  Our research and development expenses were $34,500 for the three months ended June 30, 2008, a decrease from $70,600 for the comparable period in 2007.   The decrease was due to the reduced payroll and consultant expenses and the reduced laboratory setup costs incurred in the same period of 2007.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended June 30, 2008 or 2007.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We show a $4,100 credit for the development of our ethanol business in the three months ended June 30, 2008 compared to $331,600 expended for the three months ended June 30, 2007. The decrease was due to the agreement with EBE to pay  previously accrued development costs.  As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2008; however, we do anticipate some expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $16,000 during the three months ended June 30, 2008, due primarily to increased interest on the loan from Dutchess.   We incurred interest expense of $141,700 during the three months ended June 30, 2007.  We had no interest income in the three month period ended June 30, 2008 compared to $800 in the three  months ended June 30, 2007.

Net Loss.  As a result of the foregoing factors, our net loss was $396,600, or 0.00 per share, for the three months ended June 30, 2008, and $1,191,900, or $0.01 per share, for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

Revenues.  We did not generate any revenue in either of the six-month periods ended June 30, 2008 or 2007, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the eleventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the six months ended June 30, 2008 were $592,600, a decrease from $1,063,600 for the six months ended June 30, 2007.  The decrease was comprised in part by a substantial decrease in public relations expenses to $38,000 for the six months ended June 30, 2008, from $405,500 for the six months ended June 30, 2007.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the six months ended June 30, 2008, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock for this purpose.

We experienced a decrease in stock-based compensation in the six months ended June 30, 2008 to $3,000, from $21,100 for the six months ended June 30, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the six months ended June 30, 2008 was also due to a decrease in other general and administrative expenses to $551,600 for the six months ended June 30, 2008 from $637,000 for the comparable period in 2007.  This decrease was due to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2007 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Research and Development.  Our research and development expenses were $75,100 for the six months ended June 30, 2008, a decrease from $141,200 for the comparable period in 2007.   The decrease was due to the reduced payroll and consultant expenses and the reduced laboratory setup costs incurred in the same period of 2007.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the six months ended June 30, 2008 or 2007.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $16,900 for the development of our ethanol business in the six months ended June 30, 2008 compared to $771,700 for the six months ended June 30, 2007. As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2008; however, we do anticipate some expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $76,200 during the six months ended June 30, 2008, due primarily to increased interest on the loan from Dutchess.   We incurred interest expense of $252,900 during the six months ended June 30, 2007.  We had no interest income in the six month period ended June 30, 2008 compared to $5,100 in the six months ended June 30, 2007.  During the six months ended June 30, 2007, we recognized a loss on investment in marketable securities of $7,600.

Net Loss.  As a result of the foregoing factors, our loss before income taxes decreased to $760,800 for the six months ended  June 30, 2008, from a loss before income taxes of $2,231,800 for the six months ended June 30, 2007. After a provision for income taxes of $800 for the six months ended June 30, 2008 and none for the comparable period in 2007, our net loss was $761,600, or 0.01 per share, for the six months ended June 30, 2008, and $2,231,800, or $0.02 per share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our operating plan for 2008 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the six months ended June 30, 2008, we received an aggregate of $295,000 from the issuance of common stock, including $61,200 from our agreement with Dutchess, compared to $1,027,400 received in the six months ended June 30, 2007.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the eleventh year of research and development, with an accumulated loss during the development stage of $27,331,300.  As of June 30, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

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

During the six months ended June 30, 2008, we continued to spend cash to fund our operations.  Cash used by operating activities for the six months ended June 30, 2008 was $242,900, and consisted principally of our net loss f $761,600, offset by an increase in accrued liabilities of $12,400,  an increase in accounts payable of $111,200, $161,300 in public relations expenses paid or to be paid in common stock, $1,600 in interest expense paid in common stock, $124,000 in interest and wages due to stockholders, $3,000 provided by stock-based compensation, a change in prepaid expenses of $34,800, amortization of discount and loan fees on notes payable of $58,500, and $11,900 in depreciation.

For the six months ended June 30, 2007, cash used by operating activities was $1,336,400, and consisted principally of our net loss of $2,231,800, offset by an increase in accrued liabilities of $115,900,  an increase in accounts payable of $262,800, $263,300 in public relations expenses paid or to be paid in common stock, $21,100 provided by stock-based compensation, a change in prepaid expenses of $18,300, amortization of discount and loan fees on notes payable of $233,600, a loss on investment in marketable securities of  $7,600, $7,800 in depreciation and a decrease  in other assets of $35,000.

We used no cash for investing activities for the six months ended June 30, 2008, compared to $189,400 of cash used for investing activities for the six months ended June 30, 2007, which included $82,800 utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan, $239,000 utilized to purchase land in California and $133,100 provided by the sale of an investment.

Cash flow from financing activities for the six months ended June 30, 2008 produced a net increase in cash of $340,600, consisting of $295,000 from the issuance of common stock and an increase of $100,000 on amounts due to shareholders, offset by $23,500 in principal payments on notes payable, $30,900 in principal payments on a note payable for directors’ and officers’ liability insurance.

Cash flow from financing activities for the six months ended June 30, 2007 produced a net increase in cash of $1,113,100, consisting of $1,027,400 from the issuance of common stock, $385,000 proceed from borrowing on notes payable, offset by $771,300 in principal payments on notes payable, $29,800 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase of $501,800 on amounts due to shareholders.

As of June 30, 2008, we had cash and cash equivalents amounting to $106,400, a significant decrease from the balance of $200,900 at June 30, 2007.  Our working capital deficit increased to $2,375,600 at June 30, 2008, from $1,250,200, at June 30, 2007.  As of June 30, 2008, we had no commitments to purchase capital equipment.

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

Because the registration of the 38,000,000 shares reserved for the Dutchess agreement was to expire in September, 2007, the Company registered 20,000,000 shares of the Company’s common stock in July, 2007 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 19,662,900 shares of the Company's common stock for approximately $321,100 during the year ended December 2007, and 337,000 shares of the Company’s common stock in exchange for approximately $2,000 during January 2008.

Because the 20,000,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 16,917,500 shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 557,200 shares for approximately $6,900 during February 2008, 440,000 shares for approximately $5,400 during March 2008, 1,276,000 shares for approximately $13,400 during April 2008, 2,225,700 shares for approximately $23,600 during May 2008 and 1,046,100 shares for approximately $9,900 during June 2008.

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

In November 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to us from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts issued by us as collateral under the Investment Agreement (discussed above). Thirty such puts were issued and are to be used only in the case of a default under the Investment Agreement. If the First Dutchess Note’s face value is not paid off by maturity, we will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. We may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. We issued 500,000 Holder Shares (restricted Common Stock to Dutchess as an incentive) on November 3, 2006, which will carry piggyback registration rights in our next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The balance payable on the First Dutchess Note as of June 30, 2008 was $236,400. In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 100,000 shares of restricted common stock and 900,000 warrants valued at $30,000 to the Dr. McCleary for loan fees.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through June 30, 2008. This agreement has expired.

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

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding one million shares, including those on Form S-8 exceeding 800,000 shares, until the Second Dutchess Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 (now Form S-1) not to exceed 25,000,000 shares as a shelf registration.  If we issue any shares to a third party while the Second Dutchess Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 250,000 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Second Dutchess Note.  The balance payable on the Second Dutchess Note as of June 30, 2008 was $120,000.

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

We have also registered 20,000,000 shares of our common stock in January of 2006 for use in raising capital. Through June 30, 2008, we have issued 19,942,821 of these shares.

In December 2007, we commenced a private placement of 20,000,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act. In June, 2008, we increased the private placement from 20,000,000 to 25,000,000 shares. As of June 30, 2008, we have sold 15,799,000 of these shares.

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

In April 2008, the Company issued 2,500,000 shares of restricted common stock, valued at $31,000, in satisfaction of accrued interest payable.

In May 2008, the Company issued 3,000,000 shares of restricted common stock valued at $39,000  as per the Company’s joint venture agreement for the renewable energy business.

In May 2008, the Company issued 250,000 shares of restricted common stock valued at $3,300 for professional services.

In May 2008, the Company issued 264,300 shares of restricted common stock in satisfaction of accounts payable, valued at $3,400.

In June 2008, the Company issued 12,000,000 shares of restricted common stock valued at $120,000 for professional services.

In the second quarter of 2008, the Company issued 13,949,000 shares of Reg S common stock in Europe for $231,000 in cash (net of offering costs totaling $298,600).

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

Date: August 13, 2008

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer

24