Form 10-Q
period 2008-09-30
HUMAN BIOSYSTEMS INC
filed 2008-11-14
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer           Accelerated Filer ____       Non-Accelerated Filer ____      Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At September 30, 2008 the registrant had outstanding 186,461,700 shares of common stock, no par value.

 HUMAN BIOSYSTEMS

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited)

and  December 31, 2007

F-1

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through September 30, 2008

F-2

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Nine Months Ended September 30, 2008

F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007 and the

Period from February 26, 1998 (Inception) through September 30, 2008

F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-6

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

3

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T.

Controls and Procedures

13

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities

               and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Submission of Matters to a Vote of Security Holders

14

Item 5.

Other Information

14

Item 6.

Exhibits

15

Signatures

15

ITEM 1.  FINANCIAL STATEMENTS.

HUMAN BIOSYSTEM
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December, 31,
	2008	2007
	(Unaudited)
Current assets
Cash	$ 500	$ 8,700
Prepaid expenses	11,300	55,400
Total current assets	11,800	64,100

Fixed assets, net	85,400	103,300

Other assets
Loan fees	-	33,600
Deposit on land purchase	-	389,700

Total assets	$ 97,200	$ 590,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$ 803,100	$ 801,900
Accrued liabilities	289,800	197,500
Public relations payable	58,400	58,400
Due to stockholders	1,082,300	357,000
Note payable, net of discount	324,400	359,000
Note payable for D & O	-	36,100
Total current liabilities	2,558,000	1,809,900

Long term liabilities
Due to stockholders	-	680,000

Total liabilities	2,558,000	2,489,900

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock; no par or stated value; 300,000,000 shares authorized,
191,489,700 and 134,992,100 shares issued, and
186,461,700 and 128,098,100 outstanding
as of September 30, 2008 and December 31, 2007, respectively	25,300,300	24,697,100
Loan fees paid in common stock	(7,500)	(26,600)
Accumulated deficit during development stage	(27,753,600)	(26,569,700)
Total stockholders' deficit	(2,460,800)	(1,899,200)

Total liabilities and stockholders' deficit	$ 97,200	$ 590,700

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months	February 26, 1998
	ended	ended	ended	ended	(Inception) Through
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007	September 30, 2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	700	6,800	3,700	27,900	4,382,600
Public relations	6,000	3,100	44,000	408,600	5,593,400
Other general and administrative expenses	178,300	271,000	729,900	908,000	9,705,700
Total general and administrative	185,000	280,900	777,600	1,344,500	19,681,700
Research and development	49,900	70,700	125,000	211,900	2,684,900
Ethanol development	(1,200)	131,200	15,700	902,900	1,160,400
Sales and marketing	-	-	-	-	820,800

Total operating expenses	233,700	482,800	918,300	2,459,300	24,347,800

Loss from operations	(233,700)	(482,800)	(918,300)	(2,459,300)	(24,347,800)

Other income (expense)
Loan fees	-	-	-	-	(750,000)
Bad debt related to other receivable	-	-	-	-	(502,300)
Loss on investment	(176,700)	-	(176,700)	(7,600)	(946,900)
Forgiveness of debt	-	-	-	100	105,600
Interest income	-	-	-	5,100	8,700
Interest expense	(11,900)	(126,100)	(88,100)	(379,000)	(1,311,300)

Loss before provision for income taxes	(422,300)	(608,900)	(1,183,100)	(2,840,700)	(27,744,000)

Provision for income taxes	-	800	800	800	9,600

Net loss	$ (422,300)	$ (609,700)	$ (1,183,900)	$ (2,841,500)	$ (27,753,600)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.64)

Basic and diluted weighted average
common shares outstanding	180,349,683	105,819,310	153,478,015	99,849,219	43,132,433

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

					Accumulated
				Loan Fees	Deficit During	Total
		Common Stock		Paid in	Development	Stockholders'
		Shares	Amount	Common Stock	Stage	Deficit
Balance December 31, 2007		128,098,100	$ 24,697,100	$ (26,600)	$ (26,569,700)	$ (1,899,200)

Issuance of common stock for cash
(net of offering costs of $381,800),
weighted average price of	$0.01	20,205,000	226,600	-	-	226,600

Issuance of common stock for cash
related to Investment Agreement,
weighted average price of	$0.01	15,755,800	125,500	-	-	125,500

Issuance of common stock for services,
weighted average price of	$0.01	3,650,000	44,000	-	-	44,000

Issuance of common stock in satisfaction
of accounts payable,
weighted average price of	$0.01	12,511,800	128,200	-	-	128,200

Issuance of common stock in satisfaction
of notes payable, including interest
of $1,600, weighted average price of	$0.01	741,000	5,200	-	-	5,200

Issuance of common stock in satisfaction
of accrued interest included in due to
related party, weighted average price of	$0.01	2,500,000	31,000	-	-	31,000

Issuance of common stock for
joint venture investment,
weighted average price of	$0.01	3,000,000	39,000	-	-	39,000

Stock based compensation
related to granting of options		-	3,700	-	-	3,700

Current period amortization
of loan fees paid in common stock		-	-	19,100	-	19,100

Net loss		-	-	-	(1,183,900)	(1,183,900)

Balance September 30, 2008		186,461,700	$ 25,300,300	$ (7,500)	$ (27,753,600)	$ (2,460,800)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months	Nine months	February 26, 1998
	ended	ended	(Inception) Through
	Sept. 30, 2008	Sept. 30, 2007	September 30, 2008
Cash flows from operating activities:
Net loss	$ (1,183,900)	$ (2,841,500)	$ (27,753,600)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	3,700	27,900	4,376,000
Public relations - paid or to be paid in common stock	44,000	268,800	5,395,400
Depreciation	17,900	12,900	55,300
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	1,600	-	489,400
Interest and wages due to stockholders	156,300	-	156,300
Amortization and accretion of loan fees and discounts	62,200	347,200	1,324,200
Loss on investment	-	7,600	776,800
Loss on joint venture with EBE	176,700	-	176,700
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	44,100	38,000	107,800
Change in other assets	-	(35,000)	(133,800)
Change in accounts payable	216,400	447,000	1,165,100
Change in accrued liabilities	92,300	123,700	211,300
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(368,700)	(1,603,400)	(12,831,900)

Cash flows from investing activities:
Proceeds from sale of investments	-	133,100	133,100
Purchase of fixed assets	-	(82,800)	(140,700)
Deposit on land purchase	-	(239,700)	(389,700)
Net cash used by investing activities	-	(189,400)	(397,300)

Cash flows from financing activities:
Change in due to stockholders	100,000	602,300	1,998,900
Proceeds from issuance of common stock	352,100	1,256,900	11,089,700
Proceeds from borrowing on notes payable	-	385,000	1,829,500
Principal payments on notes payable	(55,500)	(1,025,300)	(1,431,400)
Principal payments on note payable for D&O	(36,100)	(35,800)	(165,500)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	360,500	1,183,100	13,229,700

Net increase (decrease) in cash	(8,200)	(609,700)	500

Cash, beginning of period	8,700	613,600	-

Cash, end of period	$ 500	$ 3,900	$ 500

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 800	$ -	$ 9,600
Cash paid for interest	$ -	$ 300	$ 13,000

Schedule of non-cash financing and investing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 5,900	$ 13,400	$ 111,700
Issuance of common stock in satisfaction of
note payable, including interest of $1,600	$ 5,200	$ -	$ 5,200
Issuance of common stock in satisfaction of accrued
interest included in due to related party	$ 31,000	$ -	$ 31,000
Issuance of common stock and warrants for loan fees	$ -	$ 55,000	$ 55,000
Investment in Environmental BioMass Energy
Issuance of common stock	$ 39,000	$ -	$ 39,000
Transfer of deposit on land purchase	389,700	-	389,700
Release from accounts payable	(87,000)	-	(87,000)
Release from due to related party, net of amortized
loan fees	(165,000)	-	(165,000)
	$ 176,700	$ -	$ 176,700

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,183,900 for the nine months ended September 30, 2008. The Company is in the eleventh year of research and development, with an accumulated loss during the development stage of approximately $27,753,600. As of September 30, 2008, management is uncertain as to the completion date or if the product will be completed at all.

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

In April, 2008, the Company made the decision to close the Russian Branch office, where the original platelet research was conducted until it was transferred to the U.S., and more recently the Branch had conducted market research for the Company. The process was completed on October 2, 2008.

In July 2008, the Company reduced payroll expenses by inactivating pay of certain officers of the Company until financial conditions improve.

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense under SFAS 123 (R) recognized by the Company during the nine months ended September 30, 2008 and 2007 was $3,700 and $27,900, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$-	$-
Expected term (in years)	-	-
Expected volatility	-	-
Weighted average volatility	-	-
Expected dividend yield	-	-
Risk-free rate	-	-

The following table summarizes the stock option transactions for the nine months ended September 30, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,116,000	$0.29	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	30,000	$0.15	-

Outstanding at September 30, 2008	1,086,000	$0.29	$6,200
	============		============
Exercisable at September 30, 2008	1,026,000	$0.30	$6,200

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was zero and zero, respectively.

3. FIXED ASSETS

A summary of fixed assets is as follows:

	September 30,	December 31,
	2008	2007

Equipment	$130,900	$130,900
Less: accumulated depreciation	45,500	27,600
Fixed assets, net	$85,400	$103,300
	========	========

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $17,900 and $12,900, respectively.

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

Stockholder payables consist of the following:

	September 30,	December 31,
	2008	2007

Wages payable to stockholder employees	$485,700	$344,400

Accrued interest on notes payable	1,500	19,500

Employee advances	(4,900)	(6,900)

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% per annum, due March 21, 2009 Advance to LLC by officer	500,000 100,000	500,000 180,000
Total	$1,082,300	$1,037,000
	===========	===========

5. NOTES PAYABLE

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 500,000 Holder Shares (restricted Common Stock to Dutchess as an incentive) on November 3, 2006, which will carry piggyback registration rights in the next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of September 30, 2008 was $236,400.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock and which has been fully amortized. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007 and $24,500 was accreted during the nine months ended September 30, 2008. The balance payable as of September 30, 2008 was $87,900.

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

In November 2007, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $46,400 at an annual percentage rate of 9.41%. The agreement calls for monthly payments of approximately $5,400 per month through July 2008. The agreement was paid in full in July 2008.

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

In the second quarter of 2008, the Company issued 13,949,000 shares of Reg S common stock in Europe for $231,000 in cash, net of offering costs totaling $253,000.

In July 2008, the Company issued 555,600 shares of restricted common stock for $5,000 in cash.

In July 2008, the Company issued 180,000 shares of restricted common stock in satisfaction of accounts payable, valued at $1,800.

In August 2008, the Company issued 30,000 shares of restricted common stock in satisfaction of accounts payable, valued at $300.

In September 2008, the Company issued 37,500 shares of restricted common stock in satisfaction of accounts payable, valued at $400

In September 2008, the Company issued 1,000,000 shares of restricted common stock valued at $5,000 for  legal services.

In the third quarter of 2008, the Company issued 4,067,000 shares of Reg S common stock in Europe for ($12,200) in cash,  net of offering costs totaling $83,200

In August 2008, the Company commenced the process to reverse split its common stock on a one for eighty basis. The record date is set for September 1, 2008 and the annual meeting is set for November 14, 2008.

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

Because the 20,000,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 16,917,500 shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 557,200 shares for approximately $6,900 during February 2008, 440,000 shares for approximately $5,400 during March 2008, 1,276,000 shares for approximately $13,400 during April 2008, 2,225,700 shares for approximately $23,600 during May 2008, 1,046,100 shares for approximately $9,900 during June 2008, 3,651,500 shares for approximately $27,300 during July 2008, 3,558,100 shares for approximately $22,100 during August 2008 and 2,664,100 shares for approximately $14,800 during September 2008.

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

In April, 2008, the Company and its subsidiary signed an agreement to transfer its interest in a land purchase agreement, including deposits in escrow, in exchange for 6,000,000 shares of Environmental BioMass Energy (“EBE”) common stock, representing approximately 49% ownership of EBE. The Company also issued 3,000,000 shares of its stock valued at $39,000 to management of EBE as a management performance incentive. The investment in EBE will be accounted for using the equity method.

As of September 30, 2008, the investment in EBE is $0.

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

11. SUBSEQUENT EVENTS

In November 2008, the Company received a loan in the amount of $10,000 from an officer of the Company.

In November 2008, the Company filed an S-1 with the SEC pursuant to our agreement with Dutchess.

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

In April, 2008, the Company made the decision to close the Russian Branch office, where the original platelet research was conducted until it was transferred to the U.S., and more recently the Branch had conducted market research for the Company. The process was completed on October 2, 2008.

In July 2008, the Company reduced payroll expenses by inactivating pay of our Chief Medical Officer until financial conditions improve.

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

In April, 2008, the Company and its subsidiary signed an agreement to transfer its interest in a land purchase agreement, including deposits in escrow, in exchange for 6,000,000 shares of Environmental BioMass Energy (“EBE”) common stock, representing approximately 49% ownership of EBE. The Company also issued 3,000,000 shares of its stock valued at $39,000 to management of EBE as a management performance incentive. The investment in EBE will be accounted for using the equity method.

As of September 30, 2008, the investment in EBE is $0.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  We did not generate any revenue in either of the three-month periods ended September 30, 2008 or 2007, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the eleventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the three months ended September 30, 2008 were $185,000, a decrease from $280,900 for the three months ended September 30, 2007.  The decrease was comprised in part by a substantial decrease in salary expenses to $40,000 for the three months ended September 30, 2008, from $83,500 for the three months ended September 30, 2007, a decrease in legal expenses to $37,100 for the three months ended September 30, 2008, from $61,000 for the three months ended September 30, 2007, ,and an increase of $2,900 in public relations expenses to $6,000 for the three months ended September 30, 2008, from $3,100 for the three months ended September 30, 2007.

We experienced a decrease in stock-based compensation in the three months ended September 30, 2008 to $700, from $6,900 for the three months ended September 30, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the three months ended September 30, 2008 was also due to a decrease in other general and administrative expenses to $178,300 for the three months ended September 30, 2008 from $271,000 for the comparable period in 2007.  This decrease was due to a reduction in salaries and to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2007 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Research and Development.  Our research and development expenses were $49,900 for the three months ended September 30, 2008, a decrease from $70,700 for the comparable period in 2007.   The decrease was due to reduced payroll and the closing of our facility in Russia.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended September 30, 2008 or 2007.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We show a $1,200 credit for the development of our ethanol business in the three months ended September 30, 2008 compared to $131,200 expended for the three months ended September 30, 2007. The decrease was due to the agreement with EBE to pay  previously accrued development costs.  As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2008; however, we do anticipate some expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $11,900 during the three months ended September 30, 2008.   We incurred interest expense of $126,100 during the three months ended September 30, 2007.  We had no interest income for either of the three months ended September 30, 2008 or 2007. We incurred a loss on investment of $176,700, due to the ongoing development costs of Environmental BioWaste Energy.

Net Loss.  As a result of the foregoing factors, our net loss was $422,300, or 0.00 per share, for the three months ended September 30, 2008, and $609,700, or $0.01 per share, for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues.  We did not generate any revenue in either of the nine-month periods ended September 30, 2008 or 2007, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the eleventh year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Total general and administrative expenses in the nine months ended September 30, 2008 were $777,600, a decrease from $1,344,500 for the nine months ended September 30, 2007. The decrease was comprised in part by a decrease in salary expenses to $83,500 for the nine months ended September 30, 2008, from $141,000 for the nine months ended September 30, 2007 and a substantial decrease in public relations expenses to $44,000 for the nine months ended September 30, 2008, from $408,600 for the nine months ended September 30, 2007.  Our public relations expenses in 2007 stem from the renewal in April 2007 of our public relations agreement with Abernathy Mendelson & Associates (“Abernathy”) pursuant to which we provided shares of restricted and free trading common stock as payment for advertising and promotional services (see below for additional information).   During the nine months ended September 30, 2008, we significantly reduced the amount of common stock that we issued for public relations purposes, due to the unavailability of free trading common stock for this purpose.

We experienced a decrease in stock-based compensation in the nine months ended September 30, 2008 to $3,700, from $27,900 for the nine months ended September 30, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available. We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our decrease in total general and administrative expenses for the nine months ended September 30, 2008 was also due to a decrease in other general and administrative expenses to $685,200 for the nine months ended September 30, 2008 from $908,000 for the comparable period in 2007.  This decrease was due to a reduction in salaries and to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2007 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Research and Development.  Our research and development expenses were $125,000 for the nine months ended September 30, 2008, a decrease from $211,900 for the comparable period in 2007.   The decrease was due to the reduced payroll and consultant expenses,  the reduced laboratory setup costs incurred in the same period of 2007 and the closure of our facility in Russia.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the nine months ended September 30, 2008 or 2007.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We expended $15,700 for the development of our ethanol business in the nine months ended September 30, 2008 compared to $902,900 for the nine months ended September 30, 2007. As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2008; however, we do anticipate some expenditures for the growth of our biowaste to energy business.

Other Income and Expense.  We incurred interest expense of $88,100 during the nine months ended September 30, 2008, due primarily to increased interest on the loan from Dutchess.   We incurred interest expense of $379,000 during the nine months ended September 30, 2007.  We had no interest income in the nine month period ended September 30, 2008 compared to $5,100 in the nine months ended September 30, 2007.  We incurred a loss on investment of $176,700, during the nine months ended September 30, 2008, due to the ongoing development costs of Environmental BioWaste Energy. During the nine months ended September 30, 2007, we recognized a loss on investment in marketable securities of $7,600.

Net Loss.  As a result of the foregoing factors, our loss before income taxes decreased to $1,183.100 for the nine months ended  September 30, 2008, from a loss before income taxes of $2,840,700 for the nine months ended September 30, 2007. After a provision for income taxes of $800 for the nine months ended September 30, 2008 and $800 for the comparable period in 2007, our net loss was $1,183,900, or 0.01 per share, for the nine months ended September 30, 2008, and $2,841,500, or $0.03 per share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our operating plan for 2008 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the nine months ended September 30, 2008, we received an aggregate of $352,100 from the issuance of common stock, including $125,500 from our agreement with Dutchess, compared to $1,256,900 received in the nine months ended September 30, 2007.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the eleventh year of research and development, with an accumulated loss during the development stage of $27,753,600.  As of September 30, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

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

During the nine months ended September 30, 2008, we continued to spend cash to fund our operations.  Cash used by operating activities for the nine months ended September 30, 2008 was $368,700, and consisted principally of our net loss of $1,183,900, offset by an increase in accrued liabilities of $92,400,  an increase in accounts payable of $216,400, $44,000 in public relations expenses paid or to be paid in common stock, $176,700 loss on joint venture with EBE, $1,600 in interest expense paid in common stock, $156,300 in interest and wages due to stockholders, $3,700 provided by stock-based compensation,  a change in prepaid expenses of $44,100, amortization of discount and loan fees on notes payable of $62,200 and $17,900 in depreciation.

For the nine months ended September 30, 2007, cash used by operating activities was $1,603,400, and consisted principally of our net loss of $2,841,500, offset by an increase in accrued liabilities of $123,700,  an increase in accounts payable of $447,000, $268,800 in public relations expenses paid or to be paid in common stock, $27,900 provided by stock-based compensation, a change in prepaid expenses of $38,000, amortization of discount and loan fees on notes payable of $347,200, a loss on investment in marketable securities of  $7,600, $12,900 in depreciation and a decrease  in other assets of $35,000.

For the nine months ended September 30, 2007, cash used for investing activities was $189,400 and  included $82,800 utilized for purchasing fixed assets, consisting of equipment, furnishings and fixtures for our new research facilities in Michigan, $239,700 utilized to purchase land in California and $133,100 provided by the sale of an investment.

Cash flow from financing activities for the nine months ended September 30, 2008 produced a net increase in cash of $360,500, consisting of $352,100 from the issuance of common stock and an increase of $100,000 on amounts due to shareholders, offset by $55,500 in principal payments on notes payable and  $36,100 in principal payments on a note payable for directors’ and officers’ liability insurance.

Cash flow from financing activities for the nine months ended September 30, 2007 produced a net increase in cash of $1,183,100, consisting of $1,256,900 from the issuance of common stock, $385,000 proceeds from borrowing on notes payable, offset by $1,025,300 in principal payments on notes payable, $35,800 in principal payments on a note payable for directors’ and officers’ liability insurance, and an increase of $602,300 on amounts due to shareholders.

As of September 30, 2008, we had cash and cash equivalents amounting to $500, a decrease from the balance of $3,900 at September 30, 2007.  Our working capital deficit increased to $2,546,200 at September 30, 2008, from $1,556,300, at September 30, 2007.  As of September 30, 2008, we had no commitments to purchase capital equipment.

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

Because the 20,000,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 16,917,500 shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 557,200 shares for approximately $6,900 during February 2008, 440,000 shares for approximately $5,400 during March 2008, 1,276,000 shares for approximately $13,400 during April 2008, 2,225,700 shares for approximately $23,600 during May 2008 and 1,046,100 shares for approximately $9,900 during June 2008, 3,651,500 shares for approximately $27,300 during July 2008, 3,558,100 shares for approximately $22,100 during August 2008 and 2,664,100 shares for approximately $14,800 during September 2008.

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

In November 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to us from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts issued by us as collateral under the Investment Agreement (discussed above). Thirty such puts were issued and are to be used only in the case of a default under the Investment Agreement. If the First Dutchess Note’s face value is not paid off by maturity, we will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. We may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. We issued 500,000 Holder Shares (restricted Common Stock to Dutchess as an incentive) on November 3, 2006, which will carry piggyback registration rights in our next registration statement. An additional 500,000 shares will be required each time an eligible registration statement is filed and the shares are not included. The balance payable on the First Dutchess Note as of September 30, 2008 was $236,400.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through September 30, 2008. This agreement has expired.

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

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding one million shares, including those on Form S-8 exceeding 800,000 shares, until the Second Dutchess Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 (now Form S-1) not to exceed 25,000,000 shares as a shelf registration.  If we issue any shares to a third party while the Second Dutchess Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 250,000 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Second Dutchess Note.  The balance payable on the Second Dutchess Note as of September 30, 2008 was $87,900.

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

We have also registered 20,000,000 shares of our common stock in January of 2006 for use in raising capital. Through September 30, 2008, we have issued 19,942,821 of these shares.

In December 2007, we commenced a private placement of 20,000,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act. In June, 2008, we increased the private placement from 20,000,000 to 25,000,000 shares. As of September 30, 2008, we have sold 19,866,000 of these shares.

In August 2008, we commenced the process to reverse split our common stock on a one for eighty basis. The record date is set for September 1, 2008 and the annual meeting is set for November 14, 2008.

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

In July 2008, the Company issued 555,600 shares of restricted common stock for $5,000 in cash.

In July 2008, the Company issued 180,000 shares of restricted common stock in satisfaction of accounts payable, valued at $1,800.

In August 2008, the Company issued 30,000 shares of restricted common stock in satisfaction of accounts payable, valued at $300.

In September 2008, the Company issued 37,500 shares of restricted common stock in satisfaction of accounts payable, valued at $400

In September 2008, the Company issued 1,000,000 shares of restricted common stock valued at $5,000 for  legal services.

In the third quarter of 2008, the Company issued 4,067,000 shares of Reg S common stock in Europe for ($12,200) in cash, net of offering costs totaling $83,200

ITEM 3.  Defaults Upon Senior Securities .

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

Date: November 14, 2008

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer and Acting Chief Financial Officer

15