Form 10-K
period 2008-12-31
HUMAN BIOSYSTEMS INC
filed 2009-05-08
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(-229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of common shares of voting and non-voting common shares held by non-affiliates, based on the closing price of such stock February 23, 2009, was $178,419. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2009, the registrant had outstanding 2,442,700shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

15

Item 1B.

Unresolved Staff Comments

15

Item 2.

Properties

15

Item 3.

Legal Proceedings

16

Item 4.

Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities and Small Business Issuer Purchases of Equity Securities

18

Item 6

Selected Financial Data

18

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

28

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

29

Item 9A(T).

Controls and Procedures

29

Item 9B.

Other Information

29

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

29

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

34

Item 13.

Certain Relationships and Related Transactions and Director Independence

36

Item 14.

Principal Accountant Fees and Services

37

PART IV

Item 15.

Exhibits, Financial Statement Schedules

38

Signatures

39

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

ITEM 1.

BUSINESS

Overview

Human BioSystems was incorporated on February 26, 1998, in the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. We are a developer of preservation platforms for organs and other biomaterials, specializing in the development of proprietary above zero (HBS-AZ) and below zero (HBS-BZ) organ and issue preservation systems and methods for preserving blood platelets.  We are also involved in the alternative energy industry through an investment into a company that is involved in the conversion of bio-waste to energy.

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

 In August 2006, we entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we made the decision in July 2007 to suspend all ethanol and bio-fuels business activities and in October 2007 we decided to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production.

Since October 2007, the focus in the Company’s renewable fuels segment of the business has been addressed as an investment through ownership of common shares of Environmental BioMass Energy Inc. (EBE) which is in the business of converting bio-waste to electrical energy. Under this investment, HBS initially received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement  that was held through HBS Bio known as HBS Corcoran. All operations and management functions of EBE are performed by EBE employees.

The Company currently holds slightly less than 30% of EBE common stock as of December 31, 2008 due to the conversion of certain Company liabilities to equity in EBE. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  In January 2008, all members of our management team agreed to a 50% reduction in salary to conserve cash.  We further eliminated salaries of certain management team members and consultants in July 2008 because of lack of funding and closed our Russian Branch office in August 2008.  We have pursued various alternatives for raising capital over the prior three fiscal years, and continue to seek sources of additional capital or potential merger candidates

In addition to our attempts to raise outside capital, we have pursued opportunities to acquire existing products and businesses that currently produce, or have the potential to produce, revenue while our blood platelet preservation technology is awaiting commercialization.  For example, in 1998 we purchased the patents for a vaginal disease test product titled Phemtest, and in September 2003 we signed a binding letter of intent to acquire all rights to a cream product with potential skin healing and antibacterial properties.  There is no guarantee that we will be able to develop a marketable product based on either the test product or the cream.  Development of either product will require additional research and development as well as additional capital.  At this time, we do not have an estimate of the time or the amount of funds that would be required to produce and market either product.  We have decided for now to allocate our resources to the development of our preservation systems for donor organs and platelets, and to participate in the waste to energy market through ownership of common stock of EBE. We are also actively pursuing possible merger candidates that will have immediate revenue generation.

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

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets.  We filed a provisional patent application in June 2001 to cover our improved platelet preservation methods.  In August 2003, we filed another patent application covering improved platelet preservation methods.  In April 2006, the U.S. Patent Office issued our patent for organ preservation entitled “Methods and Solutions for Storing Donor Organs”, U.S. Patent No. 7,029,839.  As of March 2009, the U.S. Patent Office has granted us six patents for our organ, cell and platelet preservation technologies.  We currently do not anticipate filing additional patent applications relating to platelet or organ preservation in the future due to our lack of capital We are also seeking strategic alliances with companies that have the capability to provide technical and clinical expertise as well as financial and marketing expertise to leverage our current expertise in these areas, but have been unsuccessful to date We are also seeking possible merger candidates with revenue and potential profits.

In 2007, we suspended  development of our Platelet Preservation System, a proprietary technology, that extends the shelf life of blood platelets beyond the current five-day period, due to lack of funding. It has been our goal to increase this time from five to seven or nine days and longer while preserving platelet quality and keeping bacterial growth to a minimum.  Although we believe that even longer platelet storage periods could be achieved using hydrostatic pressure to prevent platelets from freezing under sub-zero temperatures, we   have focused on the refrigeration of platelets because blood centers typically are limited in space and budget, and our market studies show that most platelets used commercially would be consumed within the limits of our refrigeration preservation technology.

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

In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We will continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures.  We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In the third quarter of 2005, we purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions. Further recent studies using biochemical test markers have corroborated these studies.  In 2008, we sought opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade and continue freezing experiments on organs and islet cells. We have not been able to secure any license agreements or strategic partners in 2008. We suspended all laboratory experiments and development efforts recently due to lack of capital.

Our Alternative Energy Business

In August 2006, we entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we made the decision in July 2007 to suspend all ethanol and bio-fuels business activities and in October 2007 we decided to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production.

Since October 2007, the focus in the Company’s renewable fuels segment of the business has been addressed as an investment through ownership of common shares of Environmental BioMass Energy Inc. (EBE) which is in the business of converting bio-waste to electrical energy. Under this investment, HBS initially received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement that was held through HBS Bio known as HBS Corcoran. All operations and management functions of EBE are performed by EBE employees.

The Company currently holds slightly less than 30% of EBE common stock as of December 31, 2008 due to the conversion of certain Company liabilities to equity in EBE. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

Strategy

In 2006 when we formed our alternative energy business, our strategy was to first raise capital to cover the initial cost of developing our first ethanol energy production facility.  We suspended all operations related to ethanol and bio-fuels business in July, 2007 due to increasing feed stock costs and other business considerations, and made the decision to focus on the waste to energy business through an investment in a company involved in the waste to energy business. We do not plan to be actively involved in this business in the foreseeable future.

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

It was anticipated that when we entered the human infusion test phase, the priorities at our Russian branch would be shifted from research to supporting other lab operations and possibly to addressing other business opportunities where our presence in Russia would be considered an advantage. Since we have completed the in-vitro studies some time ago and have already entered the human infusion test phase, our Russian branch had been assigned to pursue those opportunities until September 2008 when the Russian Branch was closed due to limited funds.

After discussions with the FDA, we have elected to pursue animal and human studies in Mexico but are currently on hold due to lack of funds to perform those studies.  See "Business – Research and Development" for more information.

Alternative Energy Business

We initially assembled a team of industry professionals with strong track records in all strategic and tactical aspects such as facility location and logistics, plant construction and operations, raw material and energy procurement, and biofuel sales but we dismissed all personnel after the decision was made to suspend all business activities in the bio-fuels business in July 2007.

In February 2007, HBS Bio formed a joint venture with Visalia-based Dairy Development Group, LLC and Agrimass Enviro-Energy, Inc. to build an energy park in the San Joaquin Valley of California.   Pursuant to this joint venture, the parties formed HBS Corcoran.  HBS Bio was to  provide or secure all development capital for the energy park pursuant to an agreed-upon budget, while the other parties will provide all management and other services as well as technology required for the energy park.

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

In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase agreement described above known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

Research and Development

Platelet and Organ Preservation Business

We have developed a research and development strategy that considers the FDA and international approval processes and their impact on bringing a product to market.  Based on these constraints, we have developed a research and development plan that requires multiple developments being conducted at the same time.  During the year ended December 31, 2008, we spent $140,000 on research and development, compared to $282,500 for the comparable period in 2007.  None of these costs were borne directly by customers.

We have previously developed a three-phase strategy, with estimated time requirements for the research and development and market introduction of products, but have now compressed that into two phases.  The first phase starts with the creation of a platelet preservation product that will store platelets under refrigeration for seven to nine days using our proprietary solution by itself.  The second phase is the market introduction of our Platelet Preservation System utilizing our freezing technology being developed for the preservation of organs and cells now being tested at our Michigan research facility.  We are currently in the first phase of our strategy for platelets and the second phase for donor organs.  The anticipated time spent in this phase has been extended by our need for additional capital.  We are now proceeding with organ preservation research concurrently with platelet studies. All scientific development work has been suspended pending the infusion of capital, licensing of technology, strategic partnership or merger.

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

We began research on kidney preservation in 2002 and have developed what we believe is a solution that will operate under refrigerated temperature storage conditions for over 30 hours, allowing organ preservation beyond current capabilities. We successfully transplanted a rat kidney that had been frozen at a temperature of negative 80 degrees centigrade for three months in our patent-pending HBS sub-zero solution.  In October 2005, we successfully completed the initial phase of our survival study of animals with transplanted kidneys using our HBS organ preservation solution, and we were able to preserve a rat's kidney at negative 196 degrees Centigrade for up to five days while maintaining some functionality when transplanted back into the animal, evidenced by urine production. We previously preserved rats' kidneys at negative 20 and negative 80 degrees Centigrade. We plan to continue to conduct further tests on a larger animal sample size, and conduct histology and survival studies as well. Our goal is to extend the kidney shelf life for up to 72 to 96 hours at above freezing temperatures and even longer at sub-zero temperatures. We believe that the extended shelf life should enable better matching of donor kidneys to recipients. In 2003, we suspended this animal testing pending receipt of funding; however, we  resumed our organ preservation research in 2005 and accelerated the number of animal organ preservation experiments as compared to the prior schedule. We also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade. Recent survival studies on animals with kidneys stored in the HBS-AZ solution showed an 80% survival rate versus 10% for the HTK (European solution). Further recent studies using biochemical test markers have corroborated these studies.  We moved into our new research facility in March 2007 and have acquired more space and specialized equipment to conduct freezing tests on organs and islet cells. We were forced to suspend our organ preservation testing in January 2008 due to lack of funds.

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase agreement described above known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

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

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase held by HBS Bio in the property known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

Distribution, Sales and Customers

Platelet and Organ Preservation Business

It is our intent to market our platelet preservation products to blood centers and hospitals through established medical specialty dealers and distributors or strategic partners who manufacture and market products to blood centers and hospitals. We also will consider licensing and strategic partnering as a means to distribute our preservation products. Similar strategies will be employed for other future preservation products.  As we are in the development stage of operations, we currently have no customers and dependency on particular customers cannot be anticipated at this time.

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase held by HBS Bio in the property known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

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

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase held by HBS Bio in the property known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

Competition

Platelet and Organ Preservation Business

As a development stage company, we are entering a biological material preservation market that is presently addressed by large companies with extensive financial resources.  Those companies include DuPont and Baxter, among others.  Additionally, smaller companies with which we may compete include LifeCell Corporation for platelet preservation, Cerus Corporation for viral inactivation for platelets and other blood products and Cryo Life for preserving heart valves by cryo-preservation. We believe that some of  these companies remain active in research and development of biological material preservation; however, we do not know the current status of their development efforts. Most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

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

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase held by HBS Bio in the property known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

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

In July 2002, we received our first patent on the technology and methodology for preserving blood platelets.  This patent, U.S. 6,413,713, B1, is titled "Method for Preserving Blood Platelets".  We expect that additional patents will follow for organ preservation and other biologic material as such systems are developed. We subsequently allowed this particular patent to expire as we decided to concentrate our efforts on refrigeration of platelets without the use of a container.

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

As of December 2008, the U.S. Patent Office has granted us six patents for our organ, cell and platelet preservation technologies.  We believe that our patents and their extensions will protect the current core technology and provide us with a long-term competitive advantage in the market.

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

Our product development efforts remain focused on our Platelet Preservation System. Therefore we intend to find a suitable licensee who is capable of completing the steps necessary to manufacture and market the Phemtest product.  To date, we have not located such a licensee, and there can be no assurance that a licensee will be obtained, or that we can negotiate a license on favorable terms.  FDA approval of the Phemtest product will also be required; we have not commenced the testing process required for such approval.  As of December 31, 2008, we have not signed any agreement with any potential licensee, as our focus remains on our core businesses of preserving blood platelets and organs

Government Regulation

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

Alternative Energy Business

We are no longer directly involved in the alternative energy business. In July 2007,we suspended all bio-fuels production plans, and in March 2008 (made effective October 2007) we released our interest in the property purchase held by HBS Bio in the property known as Corcoran to Environmental BioMass Energy, Inc. (“EBE”), a company involved in the bio-waste to energy business, in return for approximately 49% stake in that company. The Company currently owns approximately 30% stake in EBE.

All operations and management functions of EBE are performed by EBE employees. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

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

Employees

As of December 31, 2008 we had an aggregate of 3 employees and key consultants.  Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

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

Our primary research and development effort, which has been conducted at our facility in Kransnoyark, Russia, has been transferred to the United States.  In September 2008, we closed operations in Russia because no further market information was required of the office. In January 2008 our employee at our Michigan research facility, conducting organ preservation studies was furloughed due to lack of funds.  We signed a five year lease on a new facility in Michigan in the last quarter of 2006, and moved into the new space in March 2007, to accommodate needed equipment to conduct islet cell and organ freezing studies we had to suspend experiments there because we did not have sufficient operating capital to continue.  The monthly rent on this facility is $1,100 plus expenses of $370 per month. We are currently making payment arrangement with the landlord to cancel the lease as we have no employees working at that facility at this time.

ITEM 3.

LEGAL PROCEEDINGS

On December 10, 2001, we filed a complaint entitled HyperBaric v. John A. Mattera, in the United States District Court, Northern Division, Case No. C01-21142.   This is an action against John A. Mattera ("Mattera") for breach of contract; breach of the implied covenant of good faith and fair dealing; fraud; securities fraud; and constructive trust in connection with a stock purchase agreement that we entered into with Mattera in April 2001.  Pursuant to the agreement, Mattera was to wire transfer the sum of $104,000 within 72 hours of receipt of 5,000 free trading shares of our stock to be deposited with a clearing agent designated by Mattera.   Mattera failed to pay and refused to pay for the shares of stock; however, the shares were cleared and released to Mattera by the clearing agent without confirmation that payment had been received by us.  Thereafter, the transfer agent refused to cancel the transfer or return the shares without a court order.  We are seeking damages; interest allowable by law; rescission of the agreement and return of the shares; attorneys' fees and costs incurred for the suit; punitive damages; and a preliminary injunction preventing the transferring of the shares and/or disposal of the proceeds until termination of the litigation.   The complaint was served on Mattera in Florida on December 28, 2001, but to date no response has been filed.  A judgment was entered against Mattera in the amount of $117,447.28 on November 15, 2002, and we have attempted to execute on this judgment.  There can be no assurance that we will be able to recover any of this amount.

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

In June 2000, we undertook a rescission offer to those shareholders who had purchased an aggregate of 5,300 shares of common stock and warrants in the private placements for aggregate proceeds of $640,950. Holders of 2,800 shares of common stock accepted the rescission offer. The other shareholders elected not to rescind their stock purchases. We paid an aggregate of approximately $300,000 in cash to rescinding shareholders, but could not afford to pay the balance of the rescission offer in cash. Instead, we issued promissory notes, with interest at the rate of 10% per annum, payable upon the earlier of (i) one year from the date of the note or (ii) our receipt of funding sufficient to permit repayment of the principal and interest on the notes.  In 2000 and 2001, holders of $67,500 in principal and interest in the above-referenced promissory notes elected to convert their notes to an aggregate of 2,600 shares of our common stock. The remainder of the rescinding holders was paid in full in cash prior to December 31, 2002.

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

In November, 2008, an equipment supplier filed a complaint for non-payment in the amount of $11,000 plus attorneys fees of $2,500 in the Santa Clara County Superior Court. We are currently negotiating a settlement or payment plan with their collection attorney.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders at our Headquarters offices at 1127 Harker Avenue, PaloAlto, CA 94301 on January 16, 2009 which was originally scheduled for November 14, 2008 but was recessed until a quorum could be reached to hold a meeting . At the annual meeting, our shareholders were asked to vote on the following proposals:

•

To elect three persons to our board of directors for the following year.  Management has nominated Harry Masuda, Paul Okimoto and Larry McCleary, M.D.

•

Approve the reverse split of the issued and outstanding shares of the issued and outstanding shares of  the Company on the basis of one post-consolidated share for each 80 pre-consolidated shares to occur immediately after the action described herein; and

•

Approve the selection of L.L. Bradford & Company, LLC as the Company’s independent public accountants for the fiscal year ending December 31, 2008.

1,190,137 of the 2,356,100 shares of  issued and outstanding common stock were represented at the annual meeting.

The proposals were voted on as follows:

1.

Election of the following persons to our Board of Directors:

Nominee

Votes For

Votes Against

Votes

Withheld/Abstained

Harry Masuda

1,137,796

9,732

18,216

Paul Okimoto

1,140,058

11,232

14,453

Larry McCleary

1,149,798

10,273

5,672

2.

Proposal to approve the reverse split of the issued and outstanding shares of the issued and outstanding shares of the Company on the basis of one post-consolidated share for each 80 pre-consolidated shares to occur immediately after the action described herein

For:1,103,604

Against:

 43,316

Abstain/Withhold:18,823

3.

Proposal  to approve the selection of L.L. Bradford & Company, LLC as the Company’s independent public accountants for the fiscal year ending December 31, 2008

For: 1,146,682

Against: 2,653

Abstain: 16,409

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES

Our common stock has been traded on the OTCBB since May 18, 1999.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "HBSC.OB".   Our common stock is also traded on the Stuttgart Stock Exchange under the WKN #157049.

The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	Low Bid	High Bid
Fiscal 2008
Fourth Quarter	$0..48	$1.44
Third Quarter	$0..80	$1.12
Second Quarter	$0..40	$0.88
First Quarter	$0..08	$0.56

Fiscal 2007
Fourth Quarter	$3.20	$ 4.80
Third Quarter	$1.60	$ 4.80
Second Quarter	$4.00	$10.40
First Quarter	$5.60	$15.20

As of February 23, 2009, there were approximately 244 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2008, and not previously disclosed in our quarterly reports on Form 10-Q for the respective quarterly periods ended March 31, June 30 and September 30, 2008.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In the fourth quarter of 2008, we issued 0 shares of restricted common stock.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have experienced operating losses since our inception.  These losses have resulted from the significant costs incurred in the development of our technology, the establishment of our research and development facility and the launch of our alternative energy business. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development, gaining regulatory approval to market our products in the U.S. and abroad, but will be eliminated in our alternative energy business because of its restructuring in 2007 and 2008

From time to time since 2003, we have experienced increased difficulty in raising outside capital.  We have pursued various alternatives for raising capital over the prior three fiscal years (see “Liquidity and Capital Resources” below for detailed descriptions of our capital-raising transactions).  To date, we continue to seek alternative sources for capital including licensing of technology, strategic alliances and mergers with a revenue producing company.

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

In the third quarter of 2005, we also purchased a special freezer and equipment used to conduct experiments at negative 80 degrees Centigrade.  Recent survival studies on animals with kidneys stored in the HBS-AZ solution for 14 days showed an 83% survival rate versus 42% and 10% for the respective UW and HTK (European) solutions. Further recent studies using biochemical test markers have corroborated these studies.  In 2007 and 2008, we sought possible opportunities to license our organ preservation technology for storage at temperatures above zero degrees Centigrade without success.  We plan to continue seeking opportunities to licensee our technology in 2009.

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

Alternative Energy Business

In August 2006, we entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels.

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

We made the decision in July 2007 to suspend all ethanol and bio-fuels business activities and in October 2007 we decided to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production

Since October 2007, the focus in the Company’s renewable fuels segment of the business has been addressed as an investment through ownership of common shares of Environmental BioMass Energy Inc. (EBE) which is in the business of converting bio-waste to electrical energy. Under this investment, HBS initially received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement described above  that was held through HBS Bio known as HBS Corcoran. All operations and management functions of EBE are performed by EBE employees.

The Company currently holds slightly less than 30% of EBE common stock as of December 31, 2008 due to the conversion of certain Company liabilities to equity in EBE. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  We did not generate any revenue in the years ended December 31, 2008 and 2007, and have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the tenth year of research and development activities,and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.  Total general and administrative expenses in the year ended December 31, 2008 were $883,400, a decrease from $1,676,700 for the year ended December 31, 2007.  The decrease was due primarily to a significant decrease in public relations expenses to $44,000 from $409,300,a decrease in salaries to $181,000  from $334,000 and a decrease in professional outside services to $164,400 from $$319,500. This decrease is primarily due to the expiration and non-renewal of one large investor awareness program in 2007, the cutting of salaries and  the closing of our offices in Russia and Michigan.

We experienced a decrease in stock-based compensation in the year ended December 31, 2008 to $4,100, from $31,200 for the year ended December 31, 2007.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation. The decrease in stock-based compensation in 2008 was primarily due to the decline in the use of options in lieu of cash compensation in that year.

We experienced a decrease in other general and administrative expenses to $835,300 for the year ended December 31, 2008 from $1,236,200 for the year ended December 31, 2007.  This decrease was due primarily to a significant decrease in salaries to $181,000 from $334,000 and a decrease in professional outside services to $164,400 from $319,500.

Research and Development.  Our research and development expenses were $140,000 for the year ended December 31, 2008, an decrease from $282,500 for the year ended December 31, 2007.  This decrease was primarily due to the closing of our offices in Russia and Michigan.

Ethanol Development.  We expended $62,800for the development of our ethanol business in the year ended December 31, 2008, compared to $934,700 in the year ended December 31, 2007.  As noted above, we currently are no longer pursuing an ethanol production business.

Sales and Marketing Expenses.  We had no sales and marketing expenses for the year ended December 31, 2008 or 2007.  There may be sales and marketing expenses in 2009 if we are successful in our platelet or organ preservation studies that would justify the marketing of our technology or products though direct sales and marketing personnel.

Other Income and Expense.  We incurred interest expense of $104,500 during the year ended December 31, 2008, compared to $454,800 in the year ended December 31, 2007 due primarily to the conversion of loans.

Net Loss.  As a result of the foregoing factors, our net loss decreased to $1,191,500 for the year ended December 31, 2008, from a net loss of $3,351,900 for the year ended December 31, 2007.

Liquidity and Capital Resources

Our operating plan for 2009 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the year ended December 31, 2008, we received an aggregate of $352,800 from the issuance of common stock, including $129,900 from our agreement with Dutchess, compared to $1,534,200  received in the year ended December 31, 2007.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements.

We are in the twelfth year of research and development, with an accumulated loss during the development stage of $27,761,200.  As of December 31, 2008, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.    We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent certified public accountants, included in this Annual Report on Form 10-K, contains a paragraph regarding our ability to continue as a going concern.

During the year ended December 31, 2008, we continued to spend cash to fund our operations.  Cash used by operating activities for the year ended December 31, 2008 was $378,000, and consisted principally of our net loss of $1,191,500,  an increase in accounts payable of $318,200 and an increase in interest and wages due to shareholders of $213,400,  $44,000 in public relations expenses paid or to be paid in common stock, $4,100 provided by stock-based compensation, a change in accrued liabilities of $95,700, a change in prepaid expenses of $43,100, amortization of discount and loan fees on notes payable of $63,800,  interest expense paid in common stock $1,600 , bank overdraft of $5,700  and $23,900 in depreciation.  For the year ended December 31, 2007, cash used by operating activities was $1,965,800, and consisted principally of our net loss of $3,351,900,  accrued liabilities of $130,000 ,  $269,300 in public relations expenses paid or to be paid in common stock, $31,200 provided by stock-based compensation, a change in accounts payable of $577,800, a change in prepaid expenses of $14,300, amortization of discount and loan fees on notes payable of $400,400, a loss on investment in marketable securities of $7,600 and $20,500 in depreciation, offset by an increase in other assets of $65,000.

We used $0 cash for investing activities for the year ended December 31, 2008, compared to $339,400 of cash used for investing activities for the year ended December 31, 2007.   Cash flow from financing activities for the year ended December 31, 2008 produced a net increase in cash of $369,300, consisting of $352,800 from the issuance of common stock and an increase in $110,000 on amounts due to shareholders , offset by $57,400 in principal payments on notes payable and  $36,100 in principal payments on a note payable for directors’ and officers’ liability insurance.  Cash flow from financing activities for the year ended December 31, 2007 produced a net increase in cash of $1,700,300, consisting of $1,534,200 from the issuance of common stock and $431,400 from borrowing on notes payable and an increase in $939,300 on amounts due to shareholders .offset by $1,158,500 in principal payments on notes payable and $46,100 in principal payments on a note payable for directors’ and officers’ liability insurance.

As of December 31, 2008, we had a bank overdraft  amounting to $5,700, a decrease from the balance of $8,700 at December 31, 2007.  Our working capital deficit increased to $1,998,400 at December 31, 2008, from $1,745,800 at December 31, 2007.  As of December 31, 2008, we had no commitments to purchase capital equipment.

Financing Activities

From 2004 through 2008, we pursued various alternatives for raising capital.  We entered into the Investment Agreement with Dutchess effective June 28, 2004.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 475,000 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $5,000,000.  The purchase price of shares purchased under the Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to the Investment Agreement. The dollar value that we will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000.  No single put can exceed $1,000,000.  We filed a registration statement on Form SB-2 in July 2004 to register for resale an aggregate of 475,000 shares of common stock issuable under the Investment Agreement; this registration statement was declared effective on August 23, 2004. Pursuant to the Investment Agreement, Dutchess acquired a total of 5,400 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 48,500  shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 130,600 shares of the Company’s common stock for approximately $647,600 during the year ended December  31, 2007.

Because the registration of the 475,000 shares reserved for the Dutchess agreement was to expire in September, 2007, the Company registered 250,000 shares of the Company’s common stock in July, 2007 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 245,800 shares of the Company's common stock for approximately $321,100 during the year ended December 31, 2007, and 4,200 shares of the Company’s common stock in exchange for approximately $2,000 during January 2008.

Because the 250,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 211,500  shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired all of these shares for approximately $127,928 during the year ended December 31, 2008.

In December 2008, we entered into the new Investment Agreement with Dutchess effective December 29, 2008. Pursuant to the terms of the new Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 458,400 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  The purchase price of shares purchased under this Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement. The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $250,000. We filed a registration statement on Form S1 in January 2009 to register for resale an aggregate of 458,400 shares of common stock issuable under this Investment Agreement; this registration statement was declared effective on January 30, 2009.

In July 2004, we entered into the Stock Purchase Agreement, whereby we issued 87,500 shares of our restricted common stock for 512,665 shares in Langley, a London-based institutional investment trust formed in February 2004 to invest in a diverse portfolio of U.S. small-cap companies. Fifty percent of the free-trading Langley ordinary shares were held in escrow for two years as a downside price protection against our shares issued to Langley.  In the event of a decline in the market price of our common stock at the end of two years, we would be required to sell to Langley the amount of our Langley shares equal to (i) the original number of Langley shares issued as consideration under the Stock Purchase Agreement multiplied by (ii) the percentage decrease in the market price of our common stock.

The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 300  shares, valued at approximately $6,600, was paid for this transfer. As of December 31, 2006, we had a balance of 487,000 Langley shares, which were sold on January 30, 2007 for $140,700, for a net loss on investment of $7,600.

In October 2005, we entered into an agreement with Ascendiant Securities, LLC ("Ascendiant") providing that Ascendiant would act on a best-efforts basis as our financial advisor and non-exclusive placement agent in connection with the structuring, issuance and sale of our debt and equity securities for financing purposes.  The agreement, which has a term of six months, requires us to pay Ascendiant a cash success fee and warrants for completed transactions that we approve.  The success fee is equal to ten percent of the gross proceeds from the sale of our securities; in addition, for transactions generating gross proceeds of $2,000,000 or more, we must issue Ascendiant 2,200 shares of our restricted common stock.  To date, no transactions have been presented to us by Ascendiant.

In March 2006, we entered into a loan agreement with an independent lender.  The lender agreed to loan us an amount based on 50% of the value of a portfolio of 6,300 shares of our common stock (approximately $75,000).  These shares are held as collateral only.  The lender will receive a loan fee equal to five percent of the gross loan proceeds (approximately $3,700).  We received net funds of $71,250 from this loan, which was based on a formula and pricing period following the agreement date.  The agreement calls for interest at the annual rate of 4.99% of the loan amount, payable quarterly, for a period of three years.  At maturity, we have the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions, renew the loan under certain conditions, or forfeit the shares and not repay the loan.  In January of 2007 an additional 2,100 shares of stock were issued for collateral. In December of 2007 we decided to forfeit all 8,300 shares as collateral and the loan was considered paid.

In November 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to us from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts issued by us as collateral under the Investment Agreement (discussed above). Thirty such puts were issued and are to be used only in the case of a default under the Investment Agreement. If the First Dutchess Note’s face value is not paid off by maturity, we will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. We may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. We issued 6,300 Holder Shares, which will carry piggyback registration rights in our next registration statement. An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included. The balance payable on the First Dutchess Note as of December 31, 2008 was $236,400.

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 1,300 shares of restricted common stock and 11,200 warrants valued at $30,000 to the Dr. McCleary for loan fees. In February, 2008 the Company entered into an agreement to restructure this loan  agreement with  Dr. McCleary to transfer $300,000 of the original principal loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement. The Director agreed to accept 26,300 shares of the Company’s common stock as payment of interest owed to Director through March, 2008 valued at approximately $27,000. In April, 2008, the Company entered into an addendum to the loan re-structuring agreement signed in February of 2008 that increases the shares to be issued under the addendum from 26,300 to 31,300 shares of the Company’s common stock to offset interest beyond March, 2008 until the value of the shares applied to the interest is consumed. The value of the 5,000 additional shares is $4,000. The 31,300 shares were issued on April 25, 2008. In November 2008, the same Dr. McCleary agreed to convert the total loan and investment amount of $500,000 to shares of Environmental BioMass Energy, Inc. (“EBE”) out of the shares owned by the Company. 2,000,000 shares of EBE common stock were issued to Dr. McCleary out of the shares owned by the Company.

In January 2008, the Company entered into an investment agreement with an officer. The officer agreed to invest $100,000 in the Company in exchange for a return on investment formula. The original investment is to be returned upon the Company receiving distribution from its proposed ownership of a waste to energy project being formalized at that time. An additional aggregate of three times the original investment is to be paid by the Company from future distributions to Company from operations. The Company will reserve 20% of distributions received by the Company from the waste to energy project for this purpose. See November 2008 item below.

In November 2008, the Company received a loan in the amount of $10,000 from the same officer of the Company that entered into an investment agreement with the Company in January 2008 for $100,000.  He agreed to convert this loan amount of $10,000 and  the $100,000 invested under the agreement made in November 2008 to common shares of Environmental BioMass Energy, Inc. (“EBE”)owned by the Company. 440,000 shares of EBE were issued to the officer out of the shares owned by the Company.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through December 31, 2008.

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

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding 12,500 shares, including those on Form S-8 exceeding 10,000 shares, until the Second Dutchess Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 (now Form S-1) not to exceed 312,500 shares as a shelf registration.  If we issue any shares to a third party while the Second Dutchess Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 3,100 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Second Dutchess Note.  The balance payable on the Second Dutchess Note as of December 31, 2008 was $86,000.

We are currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. We are currently negotiating a payment plan that is acceptable to Dutchess.  Although we are in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates; however, Dutchess did exercise its right to convert 9,300 shares in January 2008 under the First Dutchess Note, and another 12,500 shares in January, 2009.

In June 2007, we entered into a representation and finder’s agreement to raise investment capital from potential Korean investment sources, including institutions and individual investors. The finder’s fee is set at 5% of capital raised and up to $10 million of capital raised. In addition, a warrant to purchase 12,500 shares of our common stock was granted, provided that for each $100,000 raised, 100 shares shall vest up to the maximum amount of 12,500 shares if the full $10 million of capital is raised.  To date, no funds have been raised pursuant to this agreement.

In June 2007, we entered into a consulting and finder’s agreement to coordinate and support potential Korean investment opportunities. We will pay a cash fee of 5% of the capital raised up to $10 million.  To date, no funds have been raised pursuant to this agreement.

We have also registered 250,000 shares of our common stock in January of 2006 for use in raising capital.  Through December 31, 2008, we have issued 249,300 of these shares.

In December 2007, we commenced a private placement of 250,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act.  None of these shares were sold during the year ended December 31, 2007 and 255,300 shares were sold a during the year ended December 31, 2008 We  increased the available private placement shares from 250,000 to 312,500 shares in June 2008.

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

Stock  Compensation

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

ITEM 7A.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Notes to Consolidted Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Human BioSystems

(A Development Stage Company)

Palo Alto, California

We have audited the accompanying consolidated balance sheets of Human BioSystems (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007 and for the period from February 26, 1998 (Inception) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Human BioSystems as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years ended December 31, 2008 and 2007 and for the period from February 26, 1998 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC

May 5, 2009

Las Vegas, Nevada

HUMAN BIOSYSTEM
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007

Current assets
Cash	$ -	$ 8,700
Prepaid expenses	12,300	55,400
Total current assets	12,300	64,100

Fixed assets, net	79,400	103,300

Other assets
Loan fees	-	33,600
Deposit on land purchase	-	389,700

Total assets	$ 91,700	$ 590,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Bank overdraft	$ 5,700	$ -
Accounts payable	905,000	801,900
Accrued liabilities	179,800	197,500
Public relations payable	58,400	58,400
Due to stockholders	539,400	357,000
Note payable, net of discount	322,500	359,000
Note payable for D & O	-	36,100
Total current liabilities	2,010,800	1,809,900

Long term liabilities
Due to stockholders	-	680,000

Total liabilities	2,010,800	2,489,900

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock; no par or stated value; 300,000,000 shares authorized,
2,412,400 and 1,687,400 shares issued, and
2,356,500 and 1,601,200 outstanding
as of December 31, 2008 and 2007, respectively	25,842,100	24,697,100

Loan fees paid in common stock	-	(26,600)
Accumulated deficit during development stage	(27,761,200)	(26,569,700)
Total stockholders' deficit	(1,919,100)	(1,899,200)

Total liabilities and stockholders' deficit	$ 91,700	$ 590,700

The accompanying notes are an integral part of these consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 26, 1998
	Year ended	Year ended	(Inception) Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	4,100	31,200	4,383,000
Public relations	44,000	409,300	5,593,400
Other general and administrative expenses	835,300	1,236,200	9,811,100
Total general and administrative	883,400	1,676,700	19,787,500
Research and development	140,000	282,500	2,699,900
Sales and marketing	-	-	820,800

Total operating expenses	1,023,400	1,959,200	23,308,200

Loss from operations	(1,023,400)	(1,959,200)	(23,308,200)

Other income (expense)
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Gain/(loss) on investment	-	(7,600)	(770,200)
Forgiveness of debt	-	100	105,600
Interest income	-	5,100	8,700
Interest expense	(104,500)	(454,800)	(1,327,700)

Loss from continuing operations before provision for income taxes	(1,127,900)	(2,416,400)	(26,544,100)

Provision for income taxes	800	800	9,600

Loss from continuing operations	(1,128,700)	(2,417,200)	(26,553,700)

Loss from discontinued ethanol development operations	62,800	934,700	1,207,500

Net loss	$ (1,191,500)	$ (3,351,900)	$ (27,761,200)

Basic and diluted loss per common share	$ (0.59)	$ (2.37)	$ (48.10)

Basic and diluted weighted average
common shares outstanding	2,024,800	1,412,900	577,200

The accompanying notes are an integral part of these consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Loan Fees	Prepaid Consulting		Investment in	Accumulated Other	Accumulated Deficit During	Total
		Common Stock		Paid in	Services Paid in	Other	Marketable	Comprehensive	Development	Stockholders'
		Shares	Amount	Common Stock	Common Stock	Receivables	Securities	Loss	Stage	Deficit
Balance at February 26, 1998 (Date of inception)		--	$ --	$ --	$ --	$ --	$ --	$ --	$ --	$ --

Issuance of common stock for services, weighted average price of	$0.20	50,700	10,200	--	--	--	--	--	--	10,200

Issuance of common stock for cash (net of offering costs of $149,400),
weighted average price of	$9.37	12,700	119,000	--	--	--	--	--	--	119,000

Issuance of common stock in September 1998 in Reg. D offering,
(net of offering cost of $10,600), weighted average price of	$19.15	12,500	239,400	--	--	--	--	--	--	239,400

Net loss		--	--	--	--	--	--	--	(272,000)	(272,000)

Balance, December 31, 1998		75,900	368,600	--	--	--	--	--	(272,000)	96,600

Issuance of common stock and warrants for cash during 1999 from
Reg. D offering dated September 1, 1999, (net of offering costs
of $163,000), weighted average price of	$105.42	3,600	379,500	--	--	--	--	--	--	379,500

Stock options and warrants exercised, weighted average exercise
price of	$1.00	400	400	--	--	--	--	--	--	400

Issuance of common stock for services, weighted average price of	$78.00	100	7,800	--	--	--	--	--	--	7,800

Issuance of warrants in connection with debt securities		--	24,800	--	--	--	--	--	--	24,800

Stock based compensation related to granting of options and warrants		--	296,500	--	--	--	--	--	--	296,500

Net loss		--	--	--	--	--	--	--	(1,098,200)	(1,098,200)

Balance December 31, 1999		80,000	1,077,600	--	--	--	--	--	(1,370,200)	(292,600)

Issuance of common stock and warrants for cash during 2000 from
Reg. D offering dated September 1, 1999, (net of offering costs
of $25,800), weighted average price of	$102.44	1,800	184,400	--	--	--	--	--	--	184,400

Issuance of common stock and warrants for cash during 2000 from
Reg. D offering dated February 2, 2000, (net of offering costs
of $28,100), weighted average price of	$110.25	2,800	308,700	--	--	--	--	--	--	308,700

Issuance of common stock for cash, weighted average price of	$24.40	1,000	24,400	--	--	--	--	--	--	24,400

Stock options and warrants exercised, weighted average exercise price of	$5.90	4,900	28,900	--	--	--	--	--	--	28,900

Issuance of common stock in satisfaction of promissory note issued
as a result of rescission offering, weighted average price of	$25.96	2,600	67,500	--	--	--	--	--	--	67,500

Rescission of common stock related to Reg. D offering dated
September 1, 1999 and February 2, 2000		(2,900)	(334,400)	--	--	--	--	--	--	(334,400)

Issuance of common stock in satisfaction of note payable,
weighted average price of	$25.00	200	5,000	--	--	--	--	--	--	5,000

Issuance of common stock for prepaid consulting services,
weighted average price of	$29.65	11,300	335,100	--	(335,100)	--	--	--	--	--

Amortization of prepaid consulting services		--	--	--	139,900	--	--	--	--	139,900

Stock based compensation related to options and warrants		--	1,334,300	--	--	--	--	--	--	1,334,300

Loan fees related to options to purchase common stock		--	750,000	(750,000)	--	--	--	--	--	--

Deemed interest expense related to conversion feature of note payable		--	37,100	--	--	--	--	--	--	37,100

Current period amortization of loan fees
related to options to purchase common stock		--	--	93,800	--	--	--	--	--	93,800

Net loss		--	--	--	--	--	--	--	(2,635,700)	(2,635,700)

Balance December 31, 2000		101,700	3,818,600	(656,200)	(195,200)	--	--	--	(4,005,900)	(1,038,700)

Issuance of common stock for cash (net of offering costs of $111,300),
weighted average price of	$32.09	40,300	1,293,100	--	--	--	--	--	--	1,293,100

Stock options and warrants exercised, weighted average exercise
price of	$14.93	10,600	158,300	--	--	--	--	--	--	158,300

Issuance of common stock in satisfaction of accounts payable,
weighted average price of	$31.00	800	24,800	--	--	--	--	--	--	24,800

Satisfaction of accrued liabilities related to granting of warrants		--	18,100	--	--	--	--	--	--	18,100

Satisfaction of stockholder payables related to granting of warrants		--	274,000	--	--	--	--	--	--	274,000

Issuance of common stock in satisfaction of promissory note issued as a result of rescission offering (including interest of $34,600),
weighted average price of	$40.92	5,200	212,800	--	--	--	--	--	--	212,800

Issuance of common stock in satisfaction of convertible note payable -
related party (including interest of $82,700), weighted average price of	$85.22	3,200	272,700	--	--	--	--	--	--	272,700

Amortization of prepaid consulting services			--	--	195,200	--	--	--	--	195,200

Issuance of common stock for services, weighted average price of	$51.84	1,900	98,500	--	--	--	--	--	--	98,500

Stock based compensation related to granting of warrants and options		--	416,600	--	--	--	--	--	--	416,600

Deemed interest expense related to conversion feature of note payable		--	55,700	--	--	--	--	--	--	55,700

Current period amortization of loan fees related to options to
purchase common stock		--	--	656,200	--	--	--	--	--	656,200

Issuance of common stock for other receivable, weighted average price of	$10.40	10,000	104,000	--	--	(104,000)	--	--	--	--

Common shares due as a result of terminated consulting agreement,
weighted average price of	$62.23	6,400	398,300	--	--	(398,300)	--	--	--	--

Issuance of common stock in exchange for termination of consulting
agreement, weighted average price of	$93.16	1,900	177,000	--	--	--	--	--	--	177,000

Bad debt related to other receivable		--	--	--	--	104,000	--	--	--	104,000

Net loss		--	--	--	--	--	--	--	(2,971,500)	(2,971,500)

Balance December 31, 2001		182,000	7,322,500	--	--	(398,300)	--	--	(6,977,400)	(53,200)

Issuance of common stock for cash (net of offering costs of
$159,900), weighted average price of	$22.00	97,600	2,147,300	--	--	--	--	--	--	2,147,300

Stock options and warrants exercised, weighted average exercise
price of weighted average price of	$1.14	3,500	4,000	--	--	--	--	--	--	4,000

Issuance of common stock in satisfaction of promissory note issued as a result of rescission offering (including accrued interest of $7,200),
weighted average price of	$60.33	900	54,300	--	--	--	--	--	--	54,300

Issuance of common stock for services, weighted average price of	$60.18	5,000	300,900	--	--	--	--	--	--	300,900

Stock based compensation related to granting of warrants and options		--	97,600	--	--	--	--	--	--	97,600

Issuance of common stock in satisfaction of accrued liabilities,
weighted average price of	$24.29	700	17,000	--	--	--	--	--	--	17,000

Common shares due from stockholder		--	--	--	--	(50,000)	--	--	--	(50,000)

Common shares received from stockholder and cancelled,
weighted average price of	$38.46	(1,300)	(50,000)	--	--	50,000	--	--	--	--

Net loss		--	--	--	--	--	--	--	(2,514,300)	(2,514,300)

Balance December 31, 2002		288,400	9,893,600	--	--	(398,300)	--	--	(9,491,700)	3,600

Issuance of common stock for cash (net of offering costs of $223,000),
weighted average price of	$13.03	69,500	905,400	--	--	--	--	--	--	905,400

Issuance of common stock for services, weighted average price of	$16.28	9,700	157,900	--	--	--	--	--	--	157,900

Issuance of common stock in satisfaction of stockholder payables
(including interest of $5,200), weighted average price of	$14.70	2,000	29,400	--	--	--	--	--	--	29,400

Stock based compensation related to granting of warrants and options		--	93,900	--	--	--	--	--	--	93,900

Cancellation of common stock		(600)	--	--	--	--	--	--	--	--

Bad debt related to other receivables		--	--	--	--	398,300	--	--	--	398,300

Net loss		--	--	--	--	--	--	--	(2,563,800)	(2,563,800)

Balance December 31, 2003		369,000	11,080,200	--	--	--	--	--	(12,055,500)	(975,300)

Issuance of common stock for cash (net of offering costs of $846,500),
weighted average price of	$11.83	84,500	999,400	--	--	--	--	--	--	999,400

Issuance of common stock for services, weighted average price of	$12.75	21,500	274,200	--	--	--	--	--	--	274,200

Issuance of common stock to employees of Russian Branch for
services (including accrued liabilities of $30,400),
weighted average price of	$40.00	1,600	64,000	--	--	--	--	--	--	64,000

Issuance of common stock for investment in marketable
securities, weighted average price of	$10.40	87,500	910,000	--	--	--	(455,000)	--	--	455,000

Stock based compensation related to granting of options		--	39,700	--	--	--	--	--	--	39,700

Common stock issued in satisfaction of accounts payable
(including interest of $26,600), weighted average price of	$11.66	7,400	86,300	--	--	--	--	--	--	86,300

Common stock issued in satisfaction of accrued liabilities
(including interest of $20,000), weighted average price of	$13.50	4,200	56,700	--	--	--	--	--	--	56,700

Common stock issued in satisfaction of due to stockholders
(including interest of $318,700), weighted average price of	$13.55	67,400	913,100	--	--	--	--	--	--	913,100

Loss on investment in marketable securities		--	--	--	--	--	381,300	--	--	381,300

Comprehensive loss, net of tax
Net loss		--	--	--	--	--	--	--	(2,603,100)	(2,603,100)
Unrealized loss on investment in marketable securities		--	--	--	--	--	4,900	(9,800)	--	(4,900)

Total comprehensive loss										(2,608,000)

Balance December 31, 2004		643,100	14,423,600	--	--	--	(68,800)	(9,800)	(14,658,600)	(313,600)

Issuance of common stock for cash (net of offering costs of $1,727,700),
weighted average price of	$7.97	77,500	618,000	--	--	--	--	--	--	618,000

Issuance of common stock for cash related to Investment Agreement
weighted average price of $0.68	$55.06	5,400	297,300	--	--	--	--	--	--	297,300

Issuance of common stock for services, weighted average price of	$36.14	13,500	487,900	--	--	--	--	--	--	487,900

Issuance of common stock for Public Relations Agreement	$38.21	16,300	622,800	--	--	--	--	--	--	622,800

Issuance of common stock for bonus shares related to Public
Relations Agreement, weighted average price of	$50.41	62,000	3,125,200	--	--	--	--	--	--	3,125,200

Issuance of common stock in satisfaction of accounts payable	$23.00	100	2,300	--	--	--	--	--	--	2,300

Stock based compensation related to granting of options		--	44,500	--	--	--	--	--	--	44,500

Stock options and warrants exercised, weighted average exercise price of	$7.36	11,300	83,200	--	--	--	--	--	--	83,200

Cashless exercise of stock options by consultant		900	--	--	--	--	--	--	--	--

Stock based compensation related to issuance of warrants		--	14,000	--	--	--	--	--	--	14,000

Comprehensive loss, net of tax
Net Loss		--	--	--	--	--	--	--	(5,806,500)	(5,806,500)
Unrealized loss on investment in marketable securities		--	--	--	--	--	10,400	(20,600)	--	(10,200)
Total comprehensive loss										(5,816,700)

Balance December 31, 2005		830,100	19,718,800	--	--	--	(58,400)	(30,400)	(20,465,100)	(835,100)

Issuance of common stock for cash (net of offering costs of $360,500),
weighted average price of	$10.42	61,800	644,000	--	--	--	--	--	--	644,000

Issuance of common stock to Officers & Directors for cash,
including services totaling $35,700	$14.35	11,200	160,700	--	--	--	--	--	--	160,700

Issuance of common stock for cash related to Investment Agreement,
weighted average price of	$13.27	48,500	643,700	--	--	--	--	--	--	643,700

Issuance of common stock for services, weighted average price of	$16.34	61,300	1,001,900	--	--	--	--	--	--	1,001,900

Issuance of common stock in satisfaction of accounts payable,
weighted average price of	$13.74	3,100	42,600	--	--	--	--	--	--	42,600

Issuance of common stock in satisfaction of other liabilities	$35.89	6,300	226,100	--	--	--	--	--	--	226,100

Issuance of common stock for loan fees	$10.32	6,300	65,000	(65,000)	--	--	--	--	--	--

Issuance of common stock in satisfaction of public relations payables	$51.50	2,800	144,200	--	--	--	--	--	--	144,200

Conversion feature recorded as discount on note payable		--	75,000	--	--	--	--	--	--	75,000

Stock based compensation related to granting of options		--	85,200	--	--	--	--	--	--	85,200

Current period amortization of loan fees paid in common stock		--	--	13,000	--	--	--	--	--	13,000

Transfer of marketable securities from escrow		--	--	--	--	--	58,400	--	--	58,400

Comprehensive loss, net of tax
Net loss		--	--	--	--	--	--	--	(2,752,700)	(2,752,700)
Unrealized loss on investment in marketable securities		--	--	--	--	--	--	30,400	--	30,400
Total comprehensive loss										(2,722,300)

Balance December 31, 2006		1,031,400	22,807,200	(52,000)	-	-	-	-	(23,217,800)	(462,600)

Issuance of common stock for cash (net of offering costs of $632,900),
weighted average price of	$3.84	155,400	596,500	--	--	--	--	--	--	596,500

Issuance of common stock to Officers & Directors for cash,	$4.00	2,500	10,000	--	--	--	--	--	--	10,000

Issuance of common stock for cash related to investment agreement,
weighted average price of	$2.57	376,400	968,800	--	--	--	--	--	--	968,800

Issuance of common stock and warrants for services,
weighted average price of	$7.13	29,600	210,900	--	--	--	--	--	--	210,900

Issuance of common stock in satisfaction of accounts payable,
weighted average price of	$5.60	1,500	8,400	--	--	--	--	--	--	8,400

Issuance of warrants in satisfaction of accounts payable		--	9,100	--	--	--	--	--	--	9,100

Issuance of common stock for loan fees
weighted average price of	$7.50	4,400	33,000	(33,000)	--	--	--	--	--	--

Issuance of warrants for loan fees		--	22,000	(22,000)	--	--	--	--	--	--

Stock based compensation related to granting of options		--	31,200	--	--	--	--	--	--	31,200

Current period amortization of loan fees paid in common stock		--	--	80,400	--	--	--	--	--	80,400

Comprehensive loss, net of tax		--	--	--	--	--	--	--	(3,351,900)	(3,351,900)

Balance December 31, 2007		1,601,200	24,697,100	(26,600)	--	--	--	--	(26,569,700)	(1,899,200)

Issuance of common stock for cash (net of offering costs of $381,400),
weighted average price of	$0.86	259,600	222,900							222,900

Issuance of common stock for cash related to investment agreement,
weighted average price of	$0.60	215,700	129,900							129,900

Issuance of common stock for services,
weighted average price of	$0.96	45,600	44,000							44,000

Issuance of warrants in satisfaction of accounts payable
weighted average price of	$0.82	156,400	128,200							128,200

Issuance of common stock in satisfaction of notes payable,
including interest of $1,600, weighted average price of	$0.57	9,200	5,200							5,200

Issuance of common stock in satisfaction of accrued interest
included in due to related party, weighted average price of	$0.99	31,300	31,000							31,000

Issuance of common stock for joint venture investment,
weighted average price of	$1.04	37,500	39,000							39,000

Stock based compensation related to granting of options		-	4,100							4,100

Current period amortization of loan fees paid in common stock		-		26,600						26,600

Contribution of debt from related parties		-	540,700							540,700

Comprehensive loss, net of tax									(1,191,500)	(1,191,500)
Balance December 31, 2008		2,356,500	$ 25,842,100	$ --	$ --	$ --	$ --	$ --	$ (27,761,200)	$ (1,919,100)

The accompanying notes are an integral part of these consolidated financial statements.

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 26, 1998
	Year ended	Year ended	(Inception) Through
	Dec. 31, 2008	Dec. 31, 2007	December 31, 2008
Cash flows from operating activities:
Net loss	$ (1,191,500)	$ (3,351,900)	$ (27,761,200)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	4,100	31,200	4,376,400
Public relations - paid or to be paid in common stock	44,000	269,300	5,395,400
Depreciation	23,900	20,500	61,300
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	1,600	-	489,400
Interest and wages due to stockholders	213,400	-	213,400
Amortization and accretion of loan fees and discounts	63,800	400,400	1,325,800
Loss on investment	-	7,600	776,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	43,100	14,300	106,800
Change in other assets	-	(65,000)	(133,800)
Change in bank overdraft	5,700		5,700
Change in accounts payable	318,200	577,800	1,266,900
Change in accrued liabilities	95,700	130,000	214,700
Change in other liabilities	-	-	226,100
Net cash used by operating activities	(378,000)	(1,965,800)	(12,841,200)

Cash flows from investing activities:
Proceeds from sale of investments	-	133,100	133,100
Purchase of fixed assets	-	(82,800)	(140,700)
Deposit on land purchase	-	(389,700)	(389,700)
Net cash used by investing activities	-	(339,400)	(397,300)

Cash flows from financing activities:
Change in due to stockholders	110,000	939,300	2,008,900
Proceeds from issuance of common stock	352,800	1,534,200	11,090,400
Proceeds from borrowing on notes payable	-	431,400	1,829,500
Principal payments on notes payable	(57,400)	(1,158,500)	(1,433,300)
Principal payments on note payable for D&O	(36,100)	(46,100)	(165,500)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	369,300	1,700,300	13,238,500

Net increase (decrease) in cash	(8,700)	(604,900)	-

Cash, beginning of period	8,700	613,600	-

Cash, end of period	$ -	$ 8,700	$ -

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 800	$ -	$ 9,600
Cash paid for interest	$ 300	$ 300	$ 13,500

Schedule of non-cash financing and investing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 128,200	$ 13,400	$ 234,000
Issuance of common stock in satisfaction of
note payable, including interest of $1,600	$ 5,200	$ -	$ 5,200
Issuance of common stock in satisfaction of accrued
interest included in due to related party	$ 31,000	$ -	$ 31,000
Issuance of common stock and warrants for loan fees	$ -	$ 55,000	$ 55,000
Investment in Environmental BioMass Energy
Issuance of common stock	$ 39,000	$ -	$ 39,000
Transfer of deposit on land purchase	389,700	-	389,700
Release from accounts payable	(87,000)	-	(87,000)
Release from due to related party, net of amortized
loan fees	(165,000)	-	(165,000)
	$ 176,700	$ -	$ 176,700

Contribution of debt from related parties
Release from due to related party, net of
amortized loan fees	$ 604,100	$ -	$ 604,100
Write off of investment and accrued liabilities	(66,700)		(66,700)
Release from interest payable	3,300	-	3,300
Total contribution of debt from related parties	$ 540,700	$ -	$ 540,700

The accompanying notes are an integral part of these consolidated financial statements

HUMAN BIOSYSTEMS

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Human BioSystems (hereinafter referred to as the "Company") is a development stage company incorporated on February 26, 1998 under the laws of the State of California under the name "HyperBaric Systems."  In November of 2002, we changed our name to Human BioSystems. The business purpose of the Company is to develop the technology for preservation of certain biologic material, including platelets (a blood component), red blood cells, heart valves, tissue and organs. The Company is in the twelfth year of its research and development activities. The Company's goal is to develop the technology to extend and maintain functionality of these materials for much longer periods of time than is currently possible.

In August 2006, we entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we made the decision in October 2007 to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production. The new focus in the Company’s renewable fuels segment of the business is being addressed through a partnership with Environmental BioMass Energy Inc. (EBE) which is in the business of converting biowaste to electrical energy. Under this partnership, HBS initially received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement. All operations and management functions of EBE are performed by EBE employees. The Company currently holds slightly less than 30% of EBE common stock as of December 31, 2008 due to the conversion of certain Company liabilities to equity in EBE.

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $1,191,500 for the year ended December 31, 2008. The Company is in the twelfth year of research and development, with an accumulated loss during the development stage of approximately $27,761,200. As of December 31, 2008, management is uncertain as to the completion date or if the product will be completed at all.

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

Management's plan has been to raise financing of approximately $4,000,000 through a combination of equity and debt financing or to seek merger partners to continue with the business or another business.

In this regard, in January 2009, the Company signed a letter of intent to acquire all of the shares of San West Inc. through a reverse merger agreement such that the San West shareholders and others would receive 85% of the combined company and the Company shareholders would retain 15% of the outstanding shares following the merger. The letter of intent calls for San West to pay $25,000 upon signing and another $26,000 upon the signing of a definitive agreement. San West is to assume the liabilities under an agreed discounted settlement agreement of certain liabilities. A definitive agreement was subsequently signed on April 3, 2009 with an effective date set for April 17, 2009 and extended to May 8, 2009 pending the completion of the final terms of the merger agreement. However there is no assurance that the Company will be successful in completing this merger.

On March 4, 2009 the Company completed a one for eighty reverse split. All shares and per share data have been restated to reflect the stock split. The number of authorized shares of common and preferred are not affected by the reverse split and will remain the same after the split as the number of authorized shares prior to the split.

Amended Articles of Incorporation - In October 2002, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Human BioSystems. The Certificate of Amendment to the Articles of Incorporation also changed the number of authorized shares of common stock from 10,000,000 to 45,000,000. Further, the Certificate of Amendment to the Articles of Incorporation authorized 5,000,000 shares of preferred stock, with preferences and rights to be set by the Board of Directors.

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

Cash – The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company places its cash with high quality institutions. Accounts at each institution are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2008, the  Company had no uninsured cash.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs of approximately $0 and $5,900 were incurred for the years ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, the Company has available net operating loss carryforwards that will expire in various periods through 2028. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended December 31, 2008 and 2007 was $4,100 and $31,200, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2008	2007
Fair value of options granted during the period	$ -	$ --
Expected term (in years)	-	-
Expected volatility	-	-
Weighted average volatility	-	-
Expected dividend yield	-	-
Risk-free rate	-	-

The following table summarizes the stock option transactions for the twelve months ended December 31, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,950	$26,40	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	875	12.80	-
	--------------		--------------
Outstanding at December 31, 2008	13,075	$24.00	$6,200
	========		========
Exercisable at December 31, 2008	13,075	$24.00	$6,200

The following table summarizes the stock option transactions for the twelve months ended December 31, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	18,550	$26.40	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	4,600	$36.80	-
	--------------		--------------
Outstanding at December 31, 2007	13,950	$23.20	$6,200
	========		========
Exercisable at December 31, 2007	12,275	$24.00	$6,200

The aggregate intrinsic value of options exercised during the twelve months ended December 31, 2008 and 2007 was zero and zero, respectively.

3. INVESTMENT IN MARKETABLE SECURITIES

On July 29, 2004, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Langley Park Investments, PLC ("Langley"), a London Investment Company, to issue 87,500 shares of the Company's common stock to Langley in return for 512,665 shares of Langley. The Company issued the 87,500 shares during August 2004. Fifty percent of Langley shares issued to the Company under this agreement were held in escrow for two years as a downside price protection against 87,500 shares issued to Langley. In the event of a decline in the market price of the Company's common stock at the end of two years, the Company would have been required to sell to Langley the amount of Langley shares held in escrow equal to (i) the original number of Langley shares issued as consideration under the Purchase Agreement multiplied by (ii) the percentage decrease in the market price of the Company's common stock. The Company's shares were to be held by Langley for a period of at least two years. The Purchase Agreement became effective during October 2004 when Langley was approved for trading by the UK Listing Authority and Langley shares began trading.  The holding period expired in October 2006 and Langley transferred the shares from escrow. A finder’s fee of 320 shares, valued at approximately $6,600, was paid for this transfer. As of December 31, 2006 the Company had a balance of 487,000 Langley shares, which were sold on January 30, 2007 for $140,700, for a net loss on investment of $7,600.

4. FIXED ASSETS

A summary of fixed assets as of December 31 is as follows:

	2008	2007

Equipment	$130,900	$130,900
Less: accumulated depreciation	51,500	27,600
Fixed assets, net	$79,400	$103,300
	=======	=======

Depreciation expense for the years ended December 31, 2008 and 2007 was $23,900 and $20,500, respectively.

5. RELATED PARTY TRANSACTIONS

On February 26, 1998, the Company issued 11,000 shares of common stock valued at $.20 per share to an officer and director of the Company for services rendered. On July 18, 1998, this officer purchased 500 additional shares of common stock for $20,00 per share.

On February 26, 1998, the Company issued 11,000 shares of common stock valued at $.20 per share to an officer and director of the Company for services rendered.

On February 26, 1998, the Company issued 800 shares of common stock valued at $.20 per share to a director of the Company for services rendered in organizing meetings with potential business partners and providing general business consultation services. On April 6, 1998, this director purchased 700 additional shares of common stock for $20 per share and was issued a warrant to purchase 600 shares of restricted common stock at $30.00 through March 24, 2000. In July 1998, this director purchased 900 additional shares of common stock for $20.00 per share and was issued an option to purchase 300 shares of common stock at $2.00 per share pursuant to the Company's Non- Statutory Incentive Stock Option Plan. In May 1999, this director purchased 38 additional shares of common stock for $120.00 per share. In August 1999, this director exercised the vested portion of this stock option and purchased 700 shares of common stock.

On February 26, 1998, the Company issued 6,100 shares of common stock valued at $.20 per share to three consultants for technical, translation and business consultation services rendered.

On June 1, 1998, the Company entered into an Agreement of Assignment of Patent and Technology with Leonid Babak and Vladimir Serebrennikov whereby these individuals assigned to the Company the entire worldwide right, title and interest in and to their invention of technology for preserving and transporting biologic and non-biologic material and in and to all of the discoveries, concepts and ideas whether patentable or not. Pursuant to this Agreement of Assignment of Patent and Technology, each individual received 11,000 shares of the Company's common stock with an ascribed value of $2,200, determined at the time of issuance on February 26, 1998 at $0.20 per share, which has been expensed as research and development.

In September 1998, the Company issued 7,500 shares of common stock to its legal counsel at the fair market value of $20.00 per share for services rendered in connection with a private placement and $600 cash, for an aggregate value of $150,000. Since the services related to the offering, the $149,400 cost has been recorded as a cost of the offering. There was no effect on operations.

During fiscal year 2000, a stockholder relinquished 4,000 shares of the Company's common stock held by this stockholder to three consultants to satisfy outstanding amounts due to them. The stockholder subsequently received 4,100 shares of the Company's common stock from the Company to replace shares relinquished to these consultants. The value of the shares relinquished and 100 additional shares issued to the stockholder by the Company, have been allocated between stock based compensation approximating $56,400 and prepaid consulting services related to issuance of common stock approximating $48,300 as of December 31, 2000.

In July 2001, the Company granted warrants to purchase 7,600 shares of common stock at $0.80 per share in satisfaction of a stockholder's accrued wages of $274,000.

During fiscal year 2002, the CEO and director exercised options to purchase 3,300 shares for $2,600. Further, the Company sold 1,400 shares to a director of the Company for $24,000 at approximately $2,000 below fair value.

During April 2003, the Company issued 900 shares of common stock to a stockholder and director of the Company in satisfaction of $10,000 in principal of a promissory note and $4,700 in interest.

During May 2003, the Company issued 500 shares of common stock to a stockholder and director of the Company in satisfaction of $5,000 in principal of a promissory note and $400 in interest.

During July 2003, the Company issued 600 shares of common stock to a stockholder and director of the Company in satisfaction of $9,200 in principal of a promissory note and $100 in interest.

During February 2004, the Company granted options to purchase 12,500 shares of common stock at $8.80 per share to various employees and directors. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $20,000 per APB No. 25.

During March 2004, the Company issued 65,800 shares of the Company's common stock to various stockholder employees and directors of the Company in satisfaction of $579,400 (excluding interest of $316,000) in accrued wages and vacation. Additionally, during the nine months ended September 30, 2004, the Company issued 1,600 shares of common stock to a stockholder and director in satisfaction of $15,000 (excluding interest of $2,700) in principal of a promissory note payable.

During March 2005, the Company granted options to purchase 1,900 shares of common stock at $8.80 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under APB No. 25.  The Company also granted options to purchase 600 shares of common stock at $18.40 per share to a former director. The options vest 30% after one year, 30% after two years, and 40% after three years and were valued at $0.00 under APB No. 25.

During August 2005, the Company granted options to purchase 600 shares of common stock at $58.40 per share to an officer and a director. The options vest 30% upon grant, 30% after one year, and 40% after two years or monthly over one year and were valued at $36,400 per FAS 123. For the year ended December 31, 2005, the Company expensed approximately $6,300 related to the vested portion of the options.

During August 2005, the Company granted options to purchase 1,200 shares of common stock at $58.40 per share to an officer and a director. The options vest at the rate of 100 shares per month over 12 months and were valued at $63,200 per FAS 123. For the year ended December 31, 2005, the Company expensed approximately $18,600 related to the vested portion of the options.

During March 2006, the Company granted options to purchase 1,300 shares of common stock at $18.40 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

During August 2006, the Company issued 8,900 shares of the Company’s common stock for cash at $11.20 per share to an officer, at approximately $28,600 below fair market value. The discounted value was expensed.

During August 2006, the Company issued 2,200 shares of the Company’s common stock for cash at $11.20 per share to a director, at approximately $7,100 below fair market value. The discounted value was expensed.

During August 2006, the Company granted options to purchase 400 shares of common stock at $14.40 per share to an officer. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

During September 2006, the Company issued 600 shares of the Company’s common restricted stock to a corporation wholly owned by its principal, who became an officer of HBS Bio at the close of the transaction. The shares are for assets to be transferred to HBS Bio at close of escrow, and are considered issued but not outstanding.

During December 2006, the Company granted options to purchase 1,900 shares of common stock at $8.00 per share to an officer and employee. The options vest 30% upon grant, 30% after one year, and 40% after two years and were valued at $0.00 under FAS 123(R).

In March 2007, the Company entered into a loan agreement with a director. The director agreed to loan the Company $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,718 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. The Company issued1,200 shares of restricted common stock and 11,300 warrants valued at $30,000 to the lender for loan fees. The $30,000 loan discount is being accreted; $12,800 of this discount was accreted during the year ended December 31, 2008. In February, 2008 the Company entered into an agreement to restructure the loan agreement signed in March, 2007 with this Director of the Company to transfer $300,000 of the original principal loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement. The Director agreed to accept 26,300 shares of the Company’s common stock as payment of interest owed to Director through March, 2008 valued at approximately $27,000. In April, 2008, the Company entered into an addendum to the loan re-structuring agreement signed in February of 2008 that increases the shares to be issued under the addendum from 26,300 to 31,300 shares of the Company’s common stock to offset interest beyond March, 2008 until the value of the shares applied to the interest is consumed. The value of the 5,000 additional shares is $4,000. The 31,300 shares were issued on April 25, 2008. In November 2008, the same Director agreed to convert the total loan and investment amount of $500,000 to shares of Environmental BioMass Energy, Inc. (“EBE”) out of the shares owned by the Company. 2,000,000 shares of EBE common stock were issued to the Director out of the shares owned by the Company. This conversion was recognized as additional paid in capital during the year ended December 31, 2008.

In June 2007, the Company issued 2,500 shares of restricted common stock to a director for services valued at $10,000.

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

In January 2008, the Company entered into an investment agreement with an officer. The officer agreed to invest $100,000 in the Company in exchange for a return on investment formula. The original investment is to be returned upon the Company receiving distribution from its proposed ownership of a waste to energy project being formalized at that time. An additional aggregate of three times the original investment is to be paid by the Company from future distributions to Company from operations. The Company will reserve 20% of distributions received by the Company from the waste to energy project for this purpose. See November 2008 item below.

In November 2008, the Company received a loan in the amount of $10,000 from the same officer of the Company that entered into an investment agreement with the Company in January 2008 for $100,000.  He agreed to convert this loan amount of $10,000 and  the $100,000 invested under the agreement made in November 2008 to common shares of Environmental BioMass Energy, Inc. (“EBE”)owned by the Company. 440,000 shares of EBE were issued to the officer out of the shares owned by the Company. . This conversion was recognized as additional paid in capital during the year ended December 31, 2008.

Stockholder payables consist of the following as of December 31:

	2008	2007
Wages payable to stockholder employees	$539,400	$344,400
Accrued interest on notes payable	-	19,500
Employee Advances	-	(6,900)
Total current liabilities due to stockholders	539,400	357,000

Promissory note payable to stockholder and director of the Company, unsecured, bearing interest at 9.25% interest per annum, due March 21, 2009	-	500,000

Advance to LLC by Officer	-	180,000
Total long term liabilities due to Stockholders	-	680,000
Total	$539,400	$1,037,000
	==========	==========

6. NOTES PAYABLE

In March 2006, the Company entered into a loan agreement with an independent lender.  The lender agreed to loan the Company an amount based on 50% of the value of a portfolio of 6,300 shares of the Company’s common stock (approximately $75,000).  These shares were held as collateral only. The lender received a loan fee equal to five percent of the gross loan proceeds (approximately $3,700). The conversion feature related to the note payable was recorded as a discount of $75,000; $19,800 of this discount was accreted during the year ended December 31, 2006 and $55,200 was accreted during the twelve months ended December 31, 2007. The agreement calls for interest payment of 4.99% annual rate of the loan amount payable quarterly for period three years. At maturity, the Company has the option to pay off the loan balance and receive the same number of shares pledged, sell the pledged shares under certain conditions or renew the loan under certain conditions, or forfeit the shares and not repay the loan. In January of 2007 an additional 2,100 shares of stock were issued for collateral. In December of 2007 the Company decided to forfeit all 8,300 shares held as collateral and the loan was considered paid.

In November 2006, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $53,700 at an annual percentage rate of 9.29%. The agreement calls for monthly payments of approximately $6,200 per month through July 2007. The balance payable as of December 31, 2007 was $0.

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 6,300 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of December 31, 2008 was $236,400.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess (as the “Investor” see note 8) by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007 and $24,500 was accreted during the year ended December 31, 2008. The balance payable as of December 31, 2007 was $86,000.

The Company is currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. The Company is currently negotiating a payment plan that is acceptable to Dutchess.  Although the Company is in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates, however Dutchess did exercise its right to convert 9,300 shares under the First Dutchess Note.

In November 2007, the Company entered into a finance agreement for payment of its D&O insurance.  The total amount financed was $46,350 at an annual percentage rate of 9.41%. The agreement calls for monthly payments of approximately $5,400 per month through July 2008. The balance payable as of December 31, 2008 and 2007 was $0 and $36,100, respectively.

7. COMMON STOCK

The Company undertook an offering, under Regulation D, Rule 504 pursuant to which it sold 12,500 shares of common stock at $20.00 per share to raise $250,000 via an Offering Memorandum dated August 15, 1998 (the "Offering"). The Offering commenced on August 15, 1998 and terminated on September 4, 1998. The transfer of 500 of the 12,500 shares is limited under the provisions of Rule 144(e) because these shares were issued to affiliates or control persons and are therefore control stock. The remaining 12,000 of the 12,500 shares were issued to non-affiliates and are therefore unrestricted.

On June 21, 1999, the stockholders approved an increase in the authorized number of shares of common stock from 125,000 to 625,000 shares.

During fiscal year 1999, the Company undertook a private placement, under Regulation D, Rule 505 pursuant to which it offered to sell 25,000 shares of common stock at $120.00 per share under an Offering Memorandum dated September 1, 1999 and was effectively terminated on June 15, 2000. Each two shares were accompanied by a two-year warrant to purchase an additional share of common stock at $200.00 per share. During the year ended December 31, 2000 and 1999, 1,800 and 3,600 shares of common stock, respectively, were sold under the terms of this private placement. Except for the exercise of stock options, all other stock sales in 1999 were to various individuals at $120.00 per share.

In May and December 1999, the Company issued 100 shares valued at $120.00 per share to two unrelated parties for services rendered.

During fiscal year 2000, the Company undertook a private placement, under Regulation D, Rule 506 pursuant to which it offered to sell 25,000 shares of common stock at $120.00 per share under an Offering Memorandum dated February 2, 2000, which was effectively terminated on June 15, 2000. Each two shares were accompanied by a two-year warrant to purchase an additional share of common stock at $200.00 per share. During the year ended December 31, 2000, 2,800 shares of common stock were sold under the terms of this private placement.

The Company issued 2,600 shares of common stock during fiscal year 2000 related to conversion of promissory notes, totaling $67,500 resulting from the June 15, 2000 rescission offer.

During the third and fourth quarters of 2000, the Company issued 11,300 shares of common stock with a weighted average fair value of $29.60 per share to seven unrelated parties for services to be rendered with terms up to 12 months. As of December 31, 2002 and 2001, $0.00 and $195,200 has been recorded as stock based compensation for the services.

The Company issued 6,400 shares of common stock in January 2001 for a consulting agreement that was terminated in August 2001, as discussed in Note 8.

The Company issued 5,200 shares of common stock during the first quarter of 2001 related to conversion of promissory notes, totaling $218,800 resulting from the June 15, 2000 rescission offer.

The Company issued 10,000 shares of common stock in April 2001 related to a stock purchase agreement totaling $104,000.

During the second and third quarters of 2001, the Company issued 800 shares of common stock with a weighted average fair value of $29.60 per share to five unrelated parties in satisfaction of outstanding accounts payable totaling $24,800.

The Company issued 3,200 shares of common stock in September 2001 related to the conversion of a promissory note totaling $272,000.

During the third and fourth quarter of 2001, the Company issued 1,700 and 200 shares, respectively, of common stock with a weighted average fair value of $51.20 per share to five unrelated parties for services rendered totaling $98,500.

The Company issued 1,900 shares of common stock in September 2001 in exchange for a termination of a consulting agreement, as discussed in Note 8.

The Company issued 900 shares of common stock in January 2002 related to the conversion of a promissory note totaling $54,300, including accrued interest of $7,200.

During the first and second quarters of 2002, the Company issued 4,000 shares of common stock with a weighted average fair value of $60.80 per share to eight unrelated parties recorded as stock based compensation totaling $264,000.

In April 2002, a check received from a stockholder for stock issued in 2001 was returned by the bank due to insufficient funds. The stockholder agreed to return approximately 1,300 shares of the Company's common stock. The Company recorded a stock receivable totaling $50,000 as other receivables. In August 2002, the 1,300 shares of common stock were returned to the Company and cancelled.

The Company issued 700 shares of common stock in July 2002 with a weighted average fair value of $24.80 per share to eight unrelated parties in satisfaction of accrued liabilities totaling $17,000.

During the third and fourth quarters of 2002, the Company issued 1,000 shares of common stock with a weighted average fair value of $36.80 per share to four unrelated parties recorded as stock based compensation totaling $36,900.

During the first and second quarters of 2003, the Company issued 3,700 shares of common stock with a weighted average fair value of $16.00 per share to 19 unrelated parties recorded as stock based compensation totaling $61,300.

During the third and fourth quarters of 2003, the Company issued 6,000 shares of common stock with a weighted average fair value of $11.20 per share to 10 unrelated parties recorded as stock based compensation totaling $96,600.

During the first quarter of 2004, the Company issued 6,400 shares of common stock for cash totaling $114,400 (including offering costs of $66,500).

During the first quarter of 2004, the Company issued 10,500 shares of common stock for services totaling $153,400.

During the first quarter of 2004, the Company issued 1,600 shares of common stock in satisfaction of accounts payable totaling $21,200 (including interest of $7,500).

During the first quarter of 2004, the Company issued 2,900 shares of common stock in satisfaction of accrued liabilities totaling $39,700 (including interest of $14,000).

During the second quarter of 2004, the Company issued 5,900 shares of common stock for cash totaling $69,100 (including offering costs of $36,300).

During the second quarter of 2004, the Company issued 5,200 shares of common stock for services totaling $67,500.

During the second and fourth quarter of 2004, the Company issued 1,600 shares of common stock to certain employees of the Russian Branch for services totaling $64,000 (including accrued liabilities of $30,400).

During the second quarter of 2004, the Company issued 4,000 shares of common stock in satisfaction of accounts payable totaling $54,100 (including interest of $19,100).

During the second quarter of 2004, the Company issued 1,200 shares of common stock in satisfaction of accrued liabilities totaling $17,000 (including interest of $6,000).

During the third quarter of 2004, the Company issued 5,600 shares of common stock for services totaling $52,100.

During the third quarter of 2004, the Company issued 7,500 shares of common stock for cash totaling $68,600 (including offering costs of $73,400).

During the fourth quarter of 2004, the Company issued 64,700 shares of common stock for cash totaling $747,300 (including offering costs of $670,300).

During the fourth quarter of 2004, the Company issued 200 shares of common stock for services totaling $1,200.

During the fourth quarter of 2004, the Company issued 1,900 shares of common stock in satisfaction of accounts payable totaling $11,000.

During the first quarter of 2005, the Company issued 21,800 shares of common stock for cash totaling $262,200 (including offering costs of $609,900).

During the first quarter of 2005, the Company issued 3,500 shares of common stock for services totaling $31,600.

During the first quarter of 2005, the Company issued 1,400 shares of common stock in relation to the exercise of warrants for cash totaling $1,100.

During the second quarter of 2005, the Company issued 49,400 shares of common stock for cash totaling $178,700 (including offering costs of $975,400).

During the second quarter of 2005, the Company issued 3,800 shares of common stock pursuant to a termination agreement with a consultant totaling $249,000.

During the second quarter of 2005, the Company issued 6,100 shares of common stock in relation to the exercise of options and warrants for cash totaling $42,800.

During the second quarter of 2005, the Company received $226,100 in cash for 6,300 shares of free trading common stock. These shares have not been delivered. The $226,100 is classified as other liabilities as of December 31, 2005.

During the third quarter of 2005, the Company issued 3,900 shares of common stock in relation to the exercise of options and warrants for cash totaling $39,300.

During the third quarter of 2005, the Company issued 900 shares of common stock in relation to a cashless exercise of options. In order to initiate the exercise, the holder gave up options to purchase 400 shares of the Company's common stock as consideration for the exercise in place of cash. The 400 shares were the equivalent of the cash the Company would have received under the terms of the option agreement.

During the third quarter of 2005, the Company recognized offering costs totaling $5,700 due to a foreign currency translation loss recognized in relation to cash received during the second quarter for the sale of common stock.

During the third quarter of 2005, the Company issued 100 shares of common stock in satisfaction of accounts payable totaling $1,700.

During the third quarter of 2005, the Company issued 2,300 shares of common stock for services totaling $150,600.

During the fourth quarter of 2005, the Company issued 4,000 shares of common stock for services totaling $56,700.

During the fourth quarter of 2005, the Company issued 10 shares of common stock in satisfaction of accounts payable totaling $600.

During the fourth quarter of 2005, the Company issued 6,300 shares of common stock for cash totaling $182,700 (including offering costs of $136,700).

During the first quarter of 2006, the Company issued 4,400 shares of common stock for cash totaling $50,000 (including offering costs of $69,400).

During the second quarter of 2006, the Company issued 27,400 shares of common stock for cash totaling $414,200 (including offering costs of $227,000).

During the third quarter of 2006, the Company issued 11,400 shares of common stock for cash totaling $82,500 (including offering costs of $9,600).

During the fourth quarter of 2006, the Company issued 18,600 shares of common stock for cash totaling $97,300 (including offering costs of $54,500).

In the first quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash, and 3,100 shares of free trading common stock valued at $82,100.

In the first quarter of 2006, the Company issued 600 shares of free trading common stock in satisfaction of accounts payable, valued at $15,800.

In the first quarter of 2006, the Company issued 200 shares of restricted common stock and 200 shares of free trading common stock valued at $10,000 for a public relations payable.

In the first quarter of 2006, the Company issued 1,600 shares of restricted common stock and 1,600 shares of free trading common stock valued at $90,000 for services related to public relations.

In the second quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with a combination of $29,000 in cash and 7,700 shares of free trading common stock valued at $157,800.

In the second quarter of 2006, the Company issued 2,000 shares of restricted common stock and 2,000 shares of free trading common stock, valued at $83,200, for services related to public relations.

In the second quarter of 2006, the Company issued 200 shares of restricted common stock in satisfaction of accounts payable, valued at $5,300.

In the third quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with 18,800 shares of free trading common stock valued at $241,000.

In the third quarter of 2006, the Company issued 2,600 shares of restricted common stock and 2,600 shares of free trading common stock, valued at $67,500, for services related to public relations.

In the third quarter of 2006, the Company issued 900 shares of restricted common stock, valued at $9,300, in satisfaction of accounts payable.

In the third quarter of 2006, the Company issued 1,300 shares of free trading common stock, valued at $11,000 in satisfaction of accounts payable.

In the third quarter of 2006, the Company issued 6,300 shares of free trading common stock, valued at $226,000, in satisfaction of liabilities.

In the third quarter of 2006, the Company issued 43,100 shares of the Company’s common stock to a corporation wholly owned by its principal, who became an officer of HBS BioEnergy at the close of the transaction.  The shares were held in escrow to be released upon reaching certain performance milestones, and were considered issued but not outstanding.

In the fourth quarter of 2006, the Company issued 1,900 shares of restricted common stock and 1,900 shares of free trading common stock, valued at $37,800, for services related to public relations.

In the fourth quarter of 2006, the Company issued 100 shares of restricted common stock, valued at $1,200, in satisfaction of accounts payable.

In the fourth quarter of 2006, the Company entered into agreements with various consultants for investor relations and investor awareness services in the United States and Europe.  The Company paid for such services with 5,800 shares of free trading common stock and 6,300 shares of restricted common stock, valued at $116,500.

In January 2007, the Company issued 300 shares of restricted common stock and 300 shares of free trading common stock valued at $5,700 for services related to public relations.

In January 2007, the Company issued 6,300 shares of free trading common stock valued at $35,000 for services related to investor awareness.

In February 2007, the Company entered into an addendum to a consulting agreement with a consultant for the sale of common stock in Europe pursuant to a trustee arrangement.  The Company agreed to pay the consultant a commission equal to three percent of the proceeds from the sale of such shares. The Company issued 3,500 shares of free trading common stock during the first quarter of 2007, which were valued at $30,900 and included offering costs totaling $494,400.

In February 2007 the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services, including the coordination of investor relations in Europe. In consideration for such extension, the Company issued to the consultant an aggregate of 3,100 free trading shares of common stock valued at $30,000.

In February 2007, the Company issued 500 shares of restricted common stock and 500 shares of free trading common stock valued at $11,500 for services related to public relations.

In February 2007, the Company issued 100 shares of restricted common stock in satisfaction of accounts payable, valued at $1,200.

In March 2007, the Company issued 300 shares of restricted common stock and 300 shares of free trading common stock valued at $5,400 for services related to public relations.

In March 2007, the Company issued 600 shares of restricted common stock for $5,400 in cash.

In the first quarter of 2007, the Company issued 67,500 shares of free trading common stock in Europe for $119,800 cash (net of offering costs totaling $494,400).

In April 2007, the Company issued 1,200 shares of restricted common stock and warrants to purchase an aggregate of 11,300 shares of common stock, valued at $30,000, for loan fees (see note 5).

In April 2007, the Company issued 12,800 shares of free trading common stock valued at $85,500 for services related to investor awareness.

In April 2007, the Company issued 100 shares of restricted common stock in satisfaction of accounts payable, valued at $1,100.

In April 2007, the Company issued 600 shares of restricted common stock valued at $4,000 and 600 warrants valued at $4,000 for services related to a HBS Bio project.

In April 2007, the Company issued 300 shares of restricted common stock and 300 shares of free trading common stock valued at $4,000 for services related to public relations.

In May 2007, the Company issued 100 shares of restricted common stock in satisfaction of accounts payable, valued at $700.

In May 2007, the Company issued 3,100 shares of restricted common stock valued at $25,000 for loan fees.

In May 2007, the Company issued 500 shares of restricted common stock and 500 shares of free trading common stock valued at $8,400 for services related to public relations.

In May 2007, the Company issued 900 shares of free trading common stock valued at $7,900 for consultant services, including the coordination of investor relations in Europe.

In June 2007, the Company issued 200 shares of restricted common stock in satisfaction of accounts payable, valued at $1,300.

In June 2007, the Company issued 2,500 shares of restricted common stock to a director for services valued at $10,000.

In June 2007, the Company issued 600 shares of restricted common stock for $2,300 in cash.

In June 2007, the Company issued 300 shares of restricted common stock and 300 shares of free trading common stock valued at $3,500 for services related to public relations.

In June 2007, the Company issued warrants to purchase an aggregate of 1,100 shares of common stock, valued at $9,100, in satisfaction of accounts payable.

In the second quarter of 2007, the Company issued 63,200 shares of free trading common stock in Europe for $390,600 in cash (net of offering costs totaling $128,100).

In July 2007, the Company issued 300 shares of restricted common stock and 300 shares of free trading common stock valued at $3,100 for services related to public relations.

In July 2007, the Company issued 50shares of restricted common stock, valued at $300, in satisfaction of accounts payable.

In August 2007, the Company issued 5,600 shares of restricted common stock for $20,000.

In August 2007, the Company issued 200 shares of restricted common stock and 200 shares of free trading common stock valued at $1,800 for services related to public relations.

In August 2007, the Company issued 900 shares of restricted common stock, valued at $3,400, in satisfaction of accounts payable.

In September 2007, the Company issued 100 shares of restricted common stock and 100 shares of free trading common stock valued at $600 for services related to public relations.

In September 2007, the Company issued 100 shares of restricted common stock, valued at $500, in satisfaction of accounts payable.

In the third quarter of 2007, the Company issued 5,800 shares of free trading common stock in Europe for $19,300 in cash (net of offering costs totaling $9,100).

In October 2007, the Company issued 100 shares of restricted common stock and 100 shares of free trading common stock valued at $400, for services related to public relations.

In October 2007, the Company issued 300 shares of free trading common stock in Europe for ($400) cash (net of offering costs totaling $1,300).

In February 2008, the Company issued 7,500 shares of restricted common stock and 1,300 shares of free trading common stock valued at $14,000 for services related to public relations.

In March 2008, the Company issued 17,500 shares of restricted common stock valued at $14,000 for services related to public relations.

In the first quarter of 2008, the Company issued 12,500 shares of Reg S common stock in Europe, valued at $10,000, for services related to public relations.

In the first quarter of 2008, the Company issued 9,800 shares of restricted common stock and 10,600 shares of Reg S common stock for $3,000 in cash, net of offering costs totaling $45,600.

In April 2008, the Company issued 31,300 shares of restricted common stock, valued at $31,000, in satisfaction of accrued interest payable.

In May 2008, the Company issued 37,500 shares of restricted common stock valued at $39,000 per the Company’s joint venture agreement for the renewable energy segment of its business.

In May 2008, the Company issued 3,100 shares of restricted common stock valued at $3,300 for professional services.

In May 2008, the Company issued 3,300 shares of restricted common stock in satisfaction of accounts payable, valued at $3,400.

In June 2008, the Company issued 150,000 shares of restricted common stock valued at $120,000 for professional services.

In the second quarter of 2008, the Company issued 174,400 shares of Reg S common stock in Europe for $231,000 in cash, net of offering costs totaling $253,000.

In July 2008, the Company issued 6,900 shares of restricted common stock for $5,000 in cash.

In July 2008, the Company issued 2,300 shares of restricted common stock in satisfaction of accounts payable, valued at $1,800.

In August 2008, the Company issued 400 shares of restricted common stock in satisfaction of accounts payable, valued at $300.

In September 2008, the Company issued 500 shares of restricted common stock in satisfaction of accounts payable, valued at $400

In September 2008, the Company issued 12,500 shares of restricted common stock valued at $5,000 for  legal services.

In the third quarter of 2008, the Company issued 50,800 shares of Reg S common stock in Europe for ($12,200) in cash, net of offering costs totaling $83,200. Some of the offering costs incurred in the second quarter were paid in the third quarter, resulting in a negative receipt of net cash for this quarter.

In August 2008, the Company commenced the process to reverse split its common stock on a one for eighty basis. The record date is set for September 1, 2008 and the annual meeting is set for November 14, 2008. The annual meeting has been recessed several times, until January 16, 2009. Although all resolutions have passed, including the reverse split, we are awaiting FINRA to approve the split.  On March 4, 2009 the Company completed a one for eighty reverse split. All shares and per share data have been restated to reflect the stock split. The number of authorized shares of common and preferred are not affected by the reverse split and will remain the same after the split as the number of authorized shares prior to the split.

In the fourth quarter of 2008, the Company issued 7,000 shares of Reg S common stock in Europe for ($3,700) in cash, net of offering costs totaling $9,600. Some of the offering costs incurred in the second quarter were paid in the third and fourth quarters, resulting in a negative receipt of net cash for those quarters.

8. STOCK OPTION PLANS AND WARRANTS

The Company adopted the following plans during 1998:

Statutory Incentive Stock Option Plan

The purpose of this plan is to strengthen the Company by providing incentive stock options as a means to attract, retain and motivate corporate personnel. The options may not be granted to employees who own stock possessing more than 10% of the total combined voting power of the stock of the Company. As of December 31, 2008, 7,500 shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2008, and changes during the period from February 26, 1998 (date of inception) to December 31, 2008 is presented in the following table:

                                           Shares                       Weighted

                                       Available for       Options       Average

                                           Grant         Outstanding      Price

                                      -------------     ------------     --------

Authorized, February 26, 1998
(date of inception)                        7,500               --       $    --

Granted                                   (3,100)           3,100          5.60

                                         ---------         --------       ------

Balance, December 31, 1998                 4,400            3,100          5.60

Granted                                   (4,100)           4,100         46.40

Forfeited                                    900             (900)        40.00

                                         ---------         --------       ------

Balance, December 31, 1999                12,000            6,300         27.20

Granted                                    (-900)             900        120.00

Exercised                                     --           (1,900)         2.40

Forfeited                                     --               --            --

                                         ---------         --------       ------

Balance, December 31, 2000                   300            5,300         53.60

Granted                                  (-1,900)           1,900         18.40

Forfeited                                  1,900           (1,900)        57.60

                                         ---------         --------       ------

Balance, December 31, 2001                   300            5,300         42.40

Granted                                       --               --            --

Forfeited                                     --               --            --

                                         ---------         --------       ------

Balance, December 31, 2002                   300            5,300         42.40

Granted                                       --               --            --

Forfeited                                  1,900           (1,900)        40.00

Expired                                      600             (600)         2.40

                                         -----------       --------       ------

Balance, December 31, 2003                 2,800             2,800        52.00

Granted                                       --                --           --

Forfeited                                     --                --           --

Expired                                       --                --           --

                                         -----------       --------       ------

Balance, December 31, 2004                 2,800             2,800        52.00

Granted                                       --                --           --

Forfeited                                  1,900            (1,900)       18.40

Expired                                      900              (900)      120.00

                                         -----------       --------      -------

Balance, December 31, 2005                 5,600                --           --

Granted                                       --                --           --

Forfeited                                     --                --           --

Expired                                       --                --           --

                                         -----------       --------      -------

Balance, December 31, 2006                 5,600                --           --

Granted                                       --                --           --

Forfeited                                     --                --           --

Expired                                       --                --           --

                                         -----------       --------      -------

Balance, December 31, 2007                 5,600                --           --

Granted                                       --                --           --

Forfeited                                     --                --           --

Expired                                       --                --           --

                                         -----------       --------      -------

Balance, December 31, 2008                 5,600                --     $     --

                                          =========       =========      =======

The weighted-average fair value of statutory stock options granted during 2008 and 2007 was $0.00 and $0.00, respectively.

Compensation expense under FAS 123(R) in 2008 and in 2007 relating to statutory options that became exercisable in 2008 and 2007 was $0.00 and $0.00, respectively.

Non-Statutory Incentive Stock Options Plans

The purpose of this plan is to promote the interest of the Company by providing a method whereby non-employees, advisory board members, members of the board of directors, consultants and independent contractors, who provide valuable services to the Company, may be offered incentives as rewards which will encourage them to acquire a proprietary interest in the Company. As of December 31, 2008, 25,000  shares have been authorized for option grants.

A summary of the status of this plan as of December 31, 2008 and changes during the period from February 26, 1998 (date of inception) to December 31, 2008 is presented in the following table:

                                                                       Weighted

                                      Shares                            Average

                                     Available         Options         Exercise

                                     For Grant       Outstanding         Price

                                   -----------      ------------      ---------

Authorized, February 26, 1998,

   (date of inception)                 25,000               --        $     --

Granted                               (10,000)          10,000           19.20

                                    ----------         --------          -----

Balance, December 31, 1998             15,000           10,000           19.20

Granted                                (1,800)           1,800           25.60

Exercised                                  --             (400)           0.80

Forfeited                               4,400           (4,400)          40.00

                                    ----------         --------          -----

Balance, December 31, 1999             17,600            7,000            9.60

Granted                                (4,800)           4,800           67.20

Exercised                                  --           (2,500)           4.80

Forfeited                                  --               --              --

                                    ----------         --------          -----

Balance, December 31, 2000             12,800            9,300           32.00

Granted                                (3,700)           3,800           23.20

Exercised                                  --           (3,100)           4.00

Forfeited                                  --               --              --

                                    ----------         --------          -----

Balance, December 31, 2001              9,100           10,000           44.80

Granted                                    --               --              --

Exercised                                  --             (300)           5.60

Forfeited                                  --               --            2.40

                                    ----------         --------          -----

Balance, December 31, 2002              9,100            9,700           46.40

Granted                                    --               --              --

Forfeited                                 900             (900)          25.60

Expired                                   900             (900)           2.40

                                   ------------        ---------         ------

Balance, December 31, 2003             10,900            7,900           53.60

Granted                                    --               --              --

Forfeited                                  --               --              --

Expired                                 1,700           (1,700)          26.40

                                   ------------       ----------        -------

Balance, December 31, 2004             12,600            6,200           60.80

Granted                                    --               --             --

Exercised                                  --             (900)          22.40

Forfeited                                 900             (900)          12.00

Expired                                 2,800           (2,800)         108.00

                                   ------------       ----------        -------

Balance, December 31, 2005             16,300            1,600           22.40

Granted                                    --               --              --

Exercised                                  --               --              --

Forfeited                                  --               --              --

Expired                                 1,600           (1,600)          22.40

                                   ------------       ----------        -------

Balance, December 31, 2006             17,900               --            0.00

Granted                                    --               --              --

Exercised                                  --               --              --

Forfeited                                  --               --              --

Expired                                    --               --              --

                                   ------------       ----------        -------

Balance, December 31, 2007             17,900               --            0.00

Granted                                    --               --              --

Exercised                                  --               --              --

Forfeited                                  --               --              --

Expired                                    --               --              --

                                   ------------       ----------        -------

Balance, December 31, 2008             17,900               --       $    0.00

                                   ===========        ==========         ======

The weighted-average fair value of non-statutory stock options granted during 2008 and 2007 was $0.00 and $0.00, respectively.

Compensation expense under SFAS No. 123 relating to non-statutory stock options that became exercisable in 2008 and 2007 was $0.00 and $0.00, respectively.

The Company adopted the following plan during 2001:

Stock Option Plan

The purpose of this plan is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of December 31, 2008, 62,500 shares have been authorized for option grants. The Company grants both statutory and non-statutory stock options under this plan. During 2008 and 2007, the Company granted 0 and 0 statutory options, respectively, and 0 and 0 non-statutory options, respectively. As of December 31, 2008, outstanding statutory and non- statutory options total 8,300 and 4,800, respectively.

A summary of the status of this plan as of December 31, 2008 and changes during the period from August 4, 2001 (date of option plan inception) to December 31, 2007 is presented in the following table:

                                                                     Weighted

                                      Shares                          Average

                                     Available        Options        Exercise

                                     For Grant      Outstanding        Price

                                   -----------     ------------     ---------

Authorized, August 4, 2001,

(date of inception)                   19,800               --      $      --

Granted                               (2,800)           2,800          28.00

Forfeited                                 --               --             --

                                     ---------          -------         -----

Balance, December 31, 2001            17,000            2,800          28.00

Granted                               (7,100)           7,100          32.80

Forfeited                                900             (900)         68.00

                                     ---------          -------         -----

Balance, December 31, 2002            10,800            9,000          32.80

Granted                               (3,800)           3,800          12.00

Forfeited                                900             (900)         43.20   Expired                                1,900           (1,900)       10.40

Authorization of additional shares    42,700               --             --

                                     ---------         ---------      -------

Balance, December 31, 2003            52,500           10,000          32.80

Granted                              (12,500)          12,500           8.80

Forfeited                                 --               --             --

Expired                                   --               --             --

                                     ---------         ---------      -------

Balance, December 31, 2004            40,000           22,500          16.80

Granted                               (6,200)           6,200          38.40

Exercised                                 --           (6,200)          8.80

Forfeited                              7,500           (7,500)         16.00

Expired                                   --               --             --

                                     ---------         ---------      -------

Balance, December 31, 2005            41,300           15,000          29.60

Granted                               (3,600)           3,600          12.80

Exercised                                 --               --             --

Forfeited                                 --               --             --

Expired                                   --               --             --

                                     ---------         ---------      -------

Balance, December 31, 2006            37,700           18,600          26.40

Granted                                   --               --             --Exercised                                 --               --             --

Forfeited                                 --               --             --

Expired                                4,600           (4,600)         36.80

                                     ---------         ---------      -------

Balance, December 31, 2007            42,300           14,000          23.20

Granted                                   --               --             --Exercised                                 --               --             --

Forfeited                                 --               --             --

Expired                                  900             (900)         36.80

                                     ---------         ---------      -------

Balance, December 31, 2008            43,200           13,100        $ 23.20

                                     =========        ========        ======

The weighted-average fair value of non-statutory stock options granted during 2008 and 2007 was $0.00 and $0.00, respectively. The weighted-average fair value of statutory stock options granted during 2008 and 2007 was $0.00 and $0.00, respectively.

The following table summarizes information about the non-statutory and statutory stock options outstanding as of December 31, 2008:

           Options Outstanding                               Options Exercisable

------------------------------------------------------    -------------------------

                                  Weighted

                   Number          Average      Weighted       Number     Weighted

Range of        Outstanding       Remaining      Average    Exercisable    Average

Exercise           as of         Contractual    Exercise       as of      Exercise

Prices           12/31/08           Life          Price       12/31/08      Price

--------        -----------      -----------    ---------    ----------   --------

$ 8.00 - 18.40      9,400       1.3 years      $ 11.20         9,400      $  11.20

 54.40 - 58.40      3,700       1.7 years        56.00         3,700         56.00

                 ---------       ---------       ------     ---------       -------

                   13,100                      $ 23.20        12,300      $  24.00

                 =========                       ======     =========      ========

The Company estimates the fair value of non-statutory stock options by using the Black-Scholes option pricing-model.

Compensation expense under SFAS No. 123 relating to these stock options that became exercisable in 2008 and 2007 was $4,100 and $31,200, respectively.

Stock Purchase Warrants

In connection with certain business transactions and debt or equity offerings, the Company has granted various warrants to purchase common stock. The following table summarizes activity relating to outstanding warrants from February 26, 1998 (date of inception) to December 31, 2008:

                                                                 Weighted

                                                                  Average

                                      Warrants                   Exercise

                                    Outstanding                   Price

                                  -------------                ------------

Balance, February 26, 1998

  (date if inception)                    --                    $      --

Granted                               1,300                        30.40

                                   ----------                     ------

Balance, December 31, 1998            1,300                        30.40

Granted                              11,800                       129.60

                                   ----------                     ------

Balance, December 31, 1999           13,100                       120.00

Granted                              17,500                        96.00

Exercised                              (500)                       27.20

Expired                             (11,300)                      110.40

Forfeited                              (900)                      200.00

                                   ----------                     ------

Balance, December 31, 2000           17,900                       188.80

Granted                              12,400                        20.00

Exercised                            (7,400)                       19.20

Expired                                (300)                      120.00

Forfeited                              (400)                      200.00

                                   ----------                     ------

Balance, December 31, 2001           22,200                        79.20

Granted                               1,000                        57.60

Exercised                            (3,300)                         .80

Expired                              (2,500)                      193.60

Forfeited                                --                           --

                                   ----------                     ------

Balance, December 31, 2002           17,400                        76.00

Granted                               7,300                        13.60

Expired                              (2,100)                       69.60

                                   -----------                    ------

Balance, December 31, 2003           22,600                        56.80

Granted                                 800                        12.80

Expired                              (3,600)                       33.60

                                   -----------                    ------

Balance, December 31, 2004           19,800                        59.20

Granted                                 400                        58.40

Exercised                            (5,200)                        5.60

Expired                              (4,800)                       13.60

                                   -----------                    ------

Balance, December 31, 2005           10,200                       107.20

Granted                                  --                           --

Exercised                                --                           --

Expired                                  --                           --

                                   -----------                    ------

Balance, December 31, 2006           10,200                       107.20

Granted                              38,000                        12.80

Exercised                                --                           --

Expired                              (1,400)                       27.20

                                   -----------                    ------

Balance, December 31, 2007           46,800                        32.80

Granted                                  --                           --

Exercised                                --                           --

Expired                                  --                           --

                                   -----------                    ------

Balance, December 31, 2008           46,800                    $    32.80

                                   ===========                    ======

The weighted average fair value of warrants granted during 2008 and 2007 was $0.00 and $0.03, respectively.

The following table summarizes information about warrants outstanding at December 31, 2008:

                                 Weighted

                  Number          Average        Number

Range of       Outstanding       Remaining     Exercisable

Exercise          as of         Contractual       as of

Prices          12/31/08           Life         12/31/08

--------       -----------      -----------   ----------

$13.60 - 58.40    38,000         3.4 years       13,000

  120.00           8,800         1.0 years        8,800

               -----------                    ----------

                  46,800                         21,800

               ===========                    ==========

The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2007; no dividend yield; expected volatility of 112%; risk free interest rates of 4.7%; and expected lives of 2.0 years for all warrants. Compensation expense relating to warrants granted for services in 2008 and 2007 was $0.00 and $0.00 respectively.

9. INVESTMENT AGREEMENTS

In June 2004, the Company entered into an Investment Agreement (the "Investment Agreement") with Dutchess effective June 28, 2004. Pursuant to the terms of the Investment Agreement, the Company may offer, through a series of puts, and Dutchess must purchase, up to 475,000 shares of the Company's common stock with an aggregate purchase price up to $5,000,000. The purchase price of the shares is equal to 95% of the lowest closing "best bid" price (the highest posted bid price) during the five trading days immediately following the date of put. The value that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of put multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.  Pursuant to the Investment Agreement, Dutchess acquired a total of 5,433 shares of the Company's common stock for approximately $297,500 during the year ended December 31, 2005, 48,500 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 130,600 shares of the Company’s common stock for approximately $647,600 during the nine months ended September 30, 2007.

Because the registration of the 475,000 shares reserved for the Dutchess agreement expired in September, 2007, the Company registered 250,000 shares of the Company’s common stock in July to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 25,900 shares of the Company's common stock for approximately $43,200 during September 2007, 133,400 shares for approximately $211,800 during October 2007, 50,300 shares for approximately $43,100 during November 2007 and 36,200 shares for approximately $23,000 during December 2007

Because the 250,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 211,500 shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 7,000 shares for approximately $6,900 during February 2008, 5,500 shares for approximately $5,400 during March 2008, 16,000 shares for approximately $13,400 during April 2008, 27,800 shares for approximately $23,600 during May 2008, 13,100 shares for approximately $9,900 during June 2008, 45,600 shares for approximately $27,300 during July 2008, 44,500 shares for approximately $22,100 during August 2008,  33,300 shares for approximately $14,800 during September 2008, 4,400 shares for approximately $1,600 during October 2008, 1,400 shares for approximately $300 during November 2008 and 12,900 shares for approximately $2,500 during December 2008.

Because the 250,000 shares reserved for the Dutchess agreement was sold, the Company registered an additional 211,500  shares of the Company’s common stock in February, 2008 to allow continuation of the agreement with Dutchess. Dutchess acquired all of these shares for approximately $127,928 during the year ended December 31, 2008.

In December 2008, we entered into the new Investment Agreement with Dutchess effective December 29, 2008. Pursuant to the terms of the new Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time, up to a maximum of 458,400 shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  The purchase price of shares purchased under this Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement. The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $250,000. We filed a registration statement on Form S-1 in January 2009 to register for resale an aggregate of 458,400 shares of common stock issuable under this Investment Agreement; this registration statement was declared effective on January 30, 2009.

In June 2007, the Company entered into a representation and finder’s agreement to raise investment capital from potential Korean investment sources, including institutions and individual investors. The finder’s fee is set at 5% of capital raised and up to $10 million of capital raised. In addition, a warrant to purchase 12,500 shares of common stock of the Company is granted such that for each $100,000 raised, 10,000 shares shall vest up to the maximum amount of 12,500 shares if the full $10 million of capital is raised.

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

In consideration for the options, HBS Bio issued six hundred (600) shares of the Company’s common stock to EXL, which shares were placed in escrow in October 2006, and reimbursed EXL $40,000 for expenses incurred with respect to the options and related proposed ethanol projects.

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

EXL will also be entitled to 43,100 shares of the Company’s common stock, which was placed in escrow in October 2006.  The Escrow Agreement provides that 12,500 shares of HBS common stock will be released to EXL upon the execution of certain agreements necessary for the development of the first ethanol facility, the submission of preliminary environmental and land use permits for the first ethanol facility, and the assignment and conveyance of the option to purchase the second facility.  An additional 12,500 shares will be released to EXL upon the acquisition of certain permits for the first facility and the execution of certain agreements necessary for development of the first facility, as well as the submission of preliminary environmental and land use permits for the second facility.  The 18,100 remaining shares will be released to EXL when a funding commitment for the first facility is obtained.  In the event funding for the first facility is not obtained within four months from the date on which the funding commitment is received, any shares still in escrow will be dispersed to HBS Bio and any shares previously released to EXL will be returned to HBS Bio.

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

 In April 2007, the Company entered into an agreement to render consultant services, including the providing of financial and business contacts in Korea. The Company granted 600 shares of restricted common stock, valued at $4,000, as compensation under this agreement. The agreement was amended in June 2007 to include additional services for which a warrant was granted to purchase 12,500 shares of common stock of the Company.  The warrant vests as to 3,100 shares upon achieving a certain milestone and the balance of 9,400 vests upon the Company signing a definitive agreement with a certain Korean company. A consulting fee of $1,000 per day will be paid to the consultant for Company approved non-incidental projects.

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

In August 2006, we entered the renewable energy market through the formation of our wholly-owned subsidiary, HBS BioEnergy (“HBS Bio”).  Although at that time, HBS Bio intended to identify, secure and develop suitable sites for the production of ethanol and biodiesel fuel for the U.S. market using innovative methods to improve the efficiency and cost of producing biofuels, we made the decision in July 2007 to suspend all ethanol and bio-fuels business activities and in October 2007 we decided to continue our efforts in the renewable energy market by focusing on the waste to energy segment of that market using animal and other waste products to produce electrical energy to be sold to utilities versus ethanol and biodiesel fuel production.

Since October 2007, the focus in the Company’s renewable fuels segment of the business has been addressed as an investment through ownership of common shares of Environmental BioMass Energy Inc. (EBE) which is in the business of converting bio-waste to electrical energy. Under this investment, HBS initially received approximately 49% of EBE common stock in exchange for releasing its interest in a property purchase agreement that was held through HBS Bio known as HBS Corcoran. All operations and management functions of EBE are performed by EBE employees.

The Company currently holds slightly less than 30% of EBE common stock as of December 31, 2008 due to the conversion of certain Company liabilities to equity in EBE. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business.

EBE is a development stage company and had no operating revenue for the year ended December 31, 2008; therefore  the value of the investment in EBE is shown as $0 as of December 31, 2008 per FAS 157. During the year ended December 31, 2008, the Company recorded the impairment of amounts invested in EBE net of liabilities owed to EBE shareholders totaling $66,700 net of a contribution by two of the Company’s shareholders of loans to the Company in exchange for EBE shares (see Note 5).

11. PUBLIC RELATIONS AGREEMENTS

During March 2005, and subsequently amended during April 2005, the Company entered into an agreement with a public relations and promotions services company for consulting services. The public relations and promotions services company will promote the Company to the investment community and the general public through press releases and other communications, all of which must be approved in advance by the Company. The term of the agreement is six months, subject to prior termination. In consideration of the services being performed, the Company will issue compensation shares equal to 30% of the increase in buy volume of the Company's common stock directly attributable to the public relations and promotions services company, as defined in the agreement. The Company will also issue bonus shares of 10% of the increase in buy volume of the Company's common stock in the event the sales price of the Company's common stock equals or exceeds $20.00 per share. Additionally, the Company has agreed to issue seven million shares of common stock to be held by an escrow agent.

During June 2005, the Company entered into a second agreement with the public relations and promotions services company for additional consulting services in exchange for 9,400 shares of the Company's common stock valued at $247,500. The Company issued the shares in June 2005.

During November 2005, the Company entered into a third agreement with the public relations and promotions services company for additional consulting services in exchange for 6,300 shares of the Company's common stock valued at $345,000. The Company issued the shares in November 2005.

Through December 31, 2005, the Company released 62,000 shares of common stock totaling $3,125,200 in consideration of these agreements. Additionally, the Company recorded a public relations payable for approximately 5,200 additional compensation and bonus shares, valued at $332,100, to be released at a future date. During the three months ended March 31, 2006, 2,500 shares valued at $134,200 were released in satisfaction of this payable. The agreement expired on March 22, 2006. Therefore, accrued potential shares were not paid because the price point was not reached and the agreement expired.

In October 2005, the Company entered into an agreement with Ascendiant Securities, LLC ("Ascendiant") providing that Ascendiant would act on a best-efforts basis as the Company’s financial advisor and non-exclusive placement agent in connection with the structuring, issuance and sale of the Company’s debt and equity securities for financing purposes.  The agreement, which has a term of six months, requires the Company to pay Ascendiant a cash success fee and warrants for completed transactions that The Company approves.  The success fee is equal to ten percent of the gross proceeds from the sale of the Company’s securities; in addition, for transactions generating gross proceeds of $2,000,000 or more, the Company must issue Ascendiant 2,200 shares of the Company’s restricted common stock.  To date, no transactions have been presented to the Company by Ascendiant.

In January 2006, the Company entered into an addendum to a consulting agreement with a consultant for the sale of common stock in Europe pursuant to a trustee arrangement.  The Company agreed to pay the consultant a commission equal to three percent of the proceeds from the sale of such shares.

On January 26, 2006, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 33-128991), registering an aggregate of 250,000 shares of the Company’s common stock for sale to the public.  The Company intends to use the stock for raising capital, but to date has not entered into any arrangements for any such financing.

In February 2006, the Company entered into an extension of an agreement signed in 2003 with the above-referenced consultant for services including the coordination of investor relations in Europe.  In consideration for such extension, the Company issued to the consultant an aggregate of 1,300 free trading shares and 2,500 restricted shares of common stock valued at $126,000.

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

In connection with the Debenture, the Company issued to La Jolla Cove a Warrant to Purchase Common Stock (the “Warrant”), dated as of March 7, 2006, to purchase an aggregate of 37,500 shares of common stock.  Pursuant to the terms of the Warrant, the Company received $95,000 as a prepayment towards the future exercise of Warrant Shares.

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

In January 2008 the Company entered into a consulting agreement with a European entity to assist the Company in locating sales groups that will identify potential European investors to Reg S offering made by the Company. Compensation for services included a stock grant of 12,500 Reg S shares valued at $10,000, and 30% of funds received from Reg S investors.

In February, 2008 the Company entered into the extension of a consulting agreement with a consultant to extend an Agreement dated January 3, 2003 to assist the Company in its fund raising efforts in Europe, and in consideration for such extension, the Company issued to the consultant an aggregate of 1,300 free trading shares of common stock valued at $2,000 and 7,500 restricted shares of common shares valued at $12,000.

In March, 2008 the Company entered into a consulting services agreement with an investment relations firm to provide services to increase investor awareness for the Company for which the Company agreed to pay $10,000 and issue 17,500 in restricted stock valued at $14,000.

In June, 2008 the Company entered into an agreement with an investor relations firm to provide public relations services including serving as an investment banking liaison, obtaining write ups about the company and acting as an institutional public relations consultant for a six month period in consideration for 150,000 shares of restricted common stock valued at $120,000.

In June, 2008 the Company entered into an agreement with a management consulting firm to provide management consulting services in an effort to obtain capital from third parties for working capital in consideration of a success fee of 7% in cash of the amount of capital raised as a result of the efforts of the consulting firm.

12. LEGAL AGREEMENTS

In December, 2007 the Company entered into an agreement for legal services to write a Reg S offering memorandum that the Company plans to use for raising capital in Europe. Compensation is based on an hourly rate for services. The Company has also used this same firm and attorney from time to time throughout 2008 for other legal services such as for our annual meeting.

In September, 2008 the Company entered into an agreement for legal services with another firm to file a registration statement on Form S-1pursuant to a new investment agreement with Dutchess Private Equities, Ltd. We may use this firm in the future for other legal services.

13. SEGMENT INFORMATION

During 2007, the Company operated in two reportable segments, the development of technology for preservation of certain biologic material and the development of a renewable energy market, as defined by Statement of Financial Accounting Standards (SFAS) No. 131. Prior to 2007, the Company operated in only one segment, and therefore did not report segment information for the period ended December 31, 2006.

The Company currently operates in only one segment because the renewable energy market, formally addressed through its wholly owned subsidiary, HBS BioEnergy is now addressed through HBS’s 30% ownership of common stock of Environmental BioMass Energy, Inc., which is in the business of converting bio-waste to electrical energy. The decision to suspend the ethanol business activity in July 2007 and to discontinue its operations in 2008 was due to the increasing raw materials cost, making it difficult to obtain financing for the construction and operation of ethanol facilities.

Year ended December 31, 2007

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based comp	31,200	-	31,200
Public relations	409,300	-	409,300
Other general and administrative expenses	1,236,200	-	1,236,200
Total general and administrative	1,676,700	-	1,676,700
Research and development	282,500	934,700	1,217,200
Sales and marketing	-	-	-
Total operating expenses	1,959,200	934,700	2,893,900

Loss from operations	$(1,959,200)	$(934,700)	$(2,893,900)
	========	========	========

Year ended December 31, 2008

	BioMedical	BioEnergy	Total
Revenue	$-	$-	$-

Operating expenses
Stock based comp	4,100	-	4,100
Public relations	44,000	-	44,000
Other general and administrative expenses	835,300	-	835,300
Total general and administrative	883,400	-	883,400
Research and development	140,000	62,800	202,800

Sales and marketing	-	-	-
Total operating expenses	1,023,400	62,800	1,086,200

Loss from operations	$(1,023,400)	$(62,800)	$(1,086,200)
	========	========	========

.

14. SUBSEQUENT EVENTS

In January 2009, the Company held its annual meeting that was originally scheduled for November 14, 2008 but was recessed several times in order that the Company could reach a quorum. All resolutions put forth before shareholders passed which included a 1 for 80 reverse split of its issued and outstanding common stock, the continued appointment of the current Board of Directors, and the continued appointment of the Company’s audit firm of LL Bradford.  On March 4, 2009 the Company completed a one for eighty reverse split.

In January 2009, the Company signed a letter of intent to acquire all of the shares of San West Inc. through a reverse merger agreement such that the San West shareholders and others would receive 85% of the combined company and the Company shareholders would retain 15% of the outstanding shares following the merger. The letter of intent calls for San West to pay $25,000 upon signing and another $26,000 upon the signing of a definitive agreement. San West is to assume the liabilities under an agreed discounted payment agreement.

In January 2009, the S-1 registration statement was declared effective by the Securities and Exchange Commission pursuant to the new Investment Agreement with Dutchess Private Equities made effective December 29, 2008.

In January 2009, the Company issued 12,500 shares of the Company’s common stock to Dutchess Private Equities Fund, Ltd. pursuant to the Conversion Notice provision of the Note of November 2006 with Dutchess Private Equities, Ltd.

In February, 2009, the Company entered into a debt conversion agreement to convert a payables amount of $10,000 for services provided to 40,000 shares of EBE common stock to be taken out of the shares held by HBS.

In February 2009, the Company sold 17,800 common shares for $2,705 through Dutchess Private Equities Fund, LTD, pursuant to an S-1 registration which became effective January 30, 2009.

In March 2009, the Company issued 9,260 common shares for consulting services.

In April 2009, the Company entered into a definitive plan and agreement of triangular merger between the Company, Human BioSystems Acquisition Company, and San West Inc. such that the San West shareholders and others would receive 85% of the combined company and the Company shareholders would retain 15% of the outstanding shares following the merger. The agreement calls for San West to pay $25,000 upon signing the letter of intent and another $26,000 upon the signing of a definitive agreement. San West is to assume the liabilities under an agreed discounted settlement agreement of certain liabilities. The definitive agreement was to become effective on April 17, 2009, but was extended to May 8, 2009 pending the completion of the final terms of the merger agreement.

In April 2009, the Company released 5 million shares for sale in Europe under Regulation S into an escrow account for subsequent sales to investors. The company also entered into a consulting agreement to place these shares and a trust declaration agreement to hold these shares for the Company in escrow.

In April 2009, the Company sold 420,000 shares of common stock for $21,000 to one investor and another 100,000 shares for $5,000.

In May 2009, the Company commenced negotiations with Dutchess Private Equities LP pursuant to a settlement on the liquidated damages associated with the Company’s default on the two Notes described in 6. Notes Payable above.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

See Item 9A(T) below.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principals as of December 31, 2008.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of December 31, 2008:

Name	Age	Position
Harry Masuda	64	Chief Executive Officer, Acting Chief Financial Officer and Director
Dr. David Winter	75	President
Paul Okimoto	73	Chairman of the Board, Secretary and Vice President
Dr. Luis Toledo	65	Chief Medical Officer
Dr. Larry McCleary	59	Director

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

Harry Masuda has served since February 1998 as our Chief Executive Officer and a Director.  He is also currently serving as our Acting Chief Financial Officer.  He also served as our President from February 1998 through August 2005.  Mr. Masuda is the former president of several high tech companies including Piiceon, Inc., a manufacturer of computer peripheral products for microcomputers. Mr. Masuda also founded HK Microwave; a manufacturer of high frequency phase locked oscillators used in cellular telephone base stations, later acquired by Dynatech Corporation. Mr. Masuda received his BSEE and MSEE from San Jose State University.  From October 1997 to February 1998, Mr. Masuda was a business consultant, and he served as President of International Web Exchange from July 1995 to October 1997. Commencing January 1, 2008, Mr. Masuda agreed to reduce his pay by 50% until the company’s financial situation improved. The pay has been at 50% through April, 2009.

David Winter, M.D. joined us in September 2005 as President. Dr. Winter has over 20 years' experience in the pharmaceutical industry. Since January 2004, he has served as CEO of TriMed Research, Inc., a joint venture of the University of Nebraska Medical Center, UNeMED Corporation and Tridelta Development, Ltd. formed to research and commercially develop therapeutic products related to TriMed's proprietary mammary gland protein. Since January 2002, he has also served as Medical Director of CTI, a contract research organization. From February 2001 to December 2003, he was President of Winter Consulting.  He served as President and Chief Operating Officer of SangStat Medical Corporation, a pharmaceutical company making drugs used in transplantation, from March 1995 to June 1998, and as President and Chief Executive Officer of Human Organ Sciences, Inc., a subsidiary of SangStat, from July 1998 to 2001. Commencing January 1, 2008, Dr. Winter agreed to reduce his pay by 50% until the company’s financial situation improved. The pay has been at 50% through April, 2009.

Paul Okimoto joined us in February 1998 as Executive Vice President and a Director.  He became our Secretary in August of 2002.  Mr. Okimoto served as President of Sanhill Systems, a research and development company involved in the signal processing medical field, from 1991 to January 1998. Commencing January 2008, Mr. Okimoto agreed to reduce his pay by 50%. On July 1, 2008 Mr. Okimoto’s pay ceased but he continued in his capacity as V.P and paid on a consulting basis as needed. Mr. Okimoto continues to be the Company’s Chairman of the Board.Luis Toledo, M.D., PhD. became our Chief Medical Officer in March 2000. Dr. Toledo is an internationally recognized authority on organ transplantation and preservation. He has authored 10 books on transplantation and related subjects, authored or co-authored 500 scientific publications, and contributed to chapters of 77 books. Dr. Toledo has held many medical staff positions including: Co- Chief, Transplantation and Director, Surgical Research at the Henry Ford Hospital and Chief, Transplantation and Director, Research at Mount Carmel Mercy Hospital. He is also currently the Director of Research at the Borgess Medical Center and is Director of the Michigan Transplant Institute. He also serves as Professor of Surgery and Director, Experimental Research Program at Michigan State University. Commencing January 2008, Dr. Toledo agreed to reduce his pay by 50%. On July 1, 2008 Dr. Toledo’s pay ceased but he continued in his capacity as Chief Medical Officer and paid on a consulting basis as needed.

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

Committees of the Board of Directors

We do not currently have an Audit Committee, Compensation Committee, Nominating Committee, or any other committee of the Board of Directors.  The responsibilities of these committees are fulfilled by our Board of Directors and all of our directors participate in such responsibilities.  In addition, we do not currently have an "audit committee financial expert" as such term is defined in the Securities Act, as our financial constraints have made it extremely difficult to attract and retain qualified outside Board members.  We hope to add qualified independent members of our Board of Directors in 2009, depending upon our ability to reach and maintain financial stability.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee or any other committee of the Board of Directors performing similar functions during the years ended December 31, 2008 and 2007.  Mr. Harry Masuda, our Chief Executive Officer, participated in deliberations of the Board of Directors relating to his compensation.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, to our knowledge, no person has failed to timely file a Section 16(a) form during the year ended December 31, 2008.

Other Matters

We have not yet drafted and adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  We intend to do so once we reach and maintain greater financial stability.

ITEM 11.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2008 and 2007 by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2007 fiscal year as determined by Regulation S-B, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table Annual Compensation
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	Other	Total
H. Masuda, Chief Executive Officer	2008	$90,000						$3,200(1)	$93,200
	2007	$180,000						$3,100(2)	$183,100

(1)  Represents corporate office allowance of $800 per quarter for use of home and facilities for Company business.

 (2)  Represents corporate office allowance of $200 per month for use of home and facilities for Company business.

Employment Agreements; Termination of Employment and Change of Control Arrangements

In March 2000, we entered into an employment agreement with Dr. Luis Toledo, employing him as our Chief Medical Officer for a minimum term of one year.  The agreement provides for a base salary of $6,000 per month, which may be adjusted based on our ability to raise defined amounts of capital. In addition, we granted to Dr. Toledo an option to purchase 900 shares of our common stock at an exercise price of $120 per share, and continued in effect options granted pursuant to a consulting agreement that we entered into in May 1998 with Dr. Toledo.  In June 2001, we granted Dr. Toledo options to purchase 900 shares of common stock at an exercise price of $20 per share.  In January 2002, we granted Dr. Toledo options to purchase 900 shares of common stock at an exercise price of $40 per share, and in February 2004, we granted Dr. Toledo options to purchase 1,900 shares of common stock at an exercise price of $9 per share.  This option vested with respect to 30% of the shares on the date of grant; an additional 30% one year after the date of grant, and the remainder will vest two years from the date of grant.  We entered into a new employment agreement with Dr. Toledo effective April 1, 2005, providing for a base salary of $10,000 per month (subject to adjustment based on our financial situation and performance).  On March 15, 2005, we granted Dr. Toledo options to purchase an additional 1,900 shares of common stock at an exercise price of $9 per share.  This option vested with respect to 30% of the shares on the date of grant; an additional 30% will vest one year after the date of grant, and the remainder will vest on two years from the date of grant. Dr. Toledo agreed to a 50% reduction in base salary to $5,000 per month starting January 1, 2008 and then to zero base salary starting July 1, 2008, due to the financial situation of the Company.

On August 29, 2005, we entered into an Executive Consulting Agreement with Dr. David Winter.  Pursuant to the agreement, Dr. Winter will serve as our President.  In that capacity, he will oversee our platelet and organ development programs and supervise negotiations with potential alliance partners.  In consideration of these services, Dr. Winter will receive a monthly retainer of $3,000.  He will also receive options to purchase 1,200 shares of our common stock, at an exercise price of $58 per share. The options will vest over a 12-month period, at the rate of 100 shares per month.  During the term of the Agreement, Dr. Winter will also be eligible to receive a performance bonus in the maximum amount of 1,300 shares of our common stock, upon reaching certain performance targets established by our Board of Directors.  Either party may terminate the agreement prior to the end of the term with 30 days prior written notice.

In December 1, 2006, Dr. Winter joined the Company as an employee with a monthly compensation of $10,000 and a stock option to purchase 1,900 shares at $8 per share. The option vests as to 30% immediately, another 30% after one year and the balance of 40% after the second year from the date of the option. Dr. winter agreed to a 50% reduction in base salary to $5,000 per month starting January 1, 2008  due to the financial situation of the Company.

Claude Luster III ceased serving as HBS Bio’s President effective August 2007.  Mr. Luster was the principal of EXL III Group Corporation, which had entered into a set of agreements with HBS Bio.  These agreements have been terminated effective January 5, 2008 pursuant to a Mutual Termination Agreement, which is discussed in detail in “Description of Business – Our Alternative Energy Business.”

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on outstanding equity awards during the year ended December 31, 2008 to the Named Executive Officers.

Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
H. Masuda, Chief Executive Officer	-	-	-	-	-

Stock Awards
	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Masuda, Chief Executive Officer	-	-	-	-

Director Compensation

The following table sets forth information regarding compensation of our directors for the year ended December 31, 2008:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
H. Masuda	-	-	-	-	-	-	-
P. Okimoto	-	-	-	-	-	-	-
L. McCleary	-	-	-	-	-	-	-

Directors who are also our employees receive no additional cash compensation for serving on the Board.  We have issued stock options to our Board members in the past, and will continue to do so for the foreseeable future.  We reimburse non-employee Directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 regarding equity compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders: (1)	13,100	$23	111,000
Equity compensation plans not approved by security holders: (2)	46,800	$33	-
Total	60,700	$30	111,000

(1)  Represents options granted pursuant to the Company’s 1998 Statutory Incentive Stock Option Plan, Non-Statutory Incentive Stock Option Plan, and 2001 Stock Option Plan.

(2)  Represents warrants to purchase Common Stock granted under plans not approved by the Company’s shareholders.

Beneficial Ownership of Common Stock of the Company

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, (i) by each director of the Company; (ii) by each person known by us to own beneficially more than five percent of our common stock; (iii) by the executive officer named in the Summary Compensation Table set forth in "Executive Compensation" and (iv) by all directors and executive officers of the Company as a group.

Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own.  Unless set forth to the contrary below, the address for all persons is c/o Human BioSystems, 1127 Harker Avenue, Palo Alto, CA 94301.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days of December 31, 2008. The inclusion herein of such shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person.  The total number of outstanding shares of common stock at December 31, 2008 is 2,359,900.

Name and Address of Principal Shareholders	Number of Shares Owned	Percent of Shares Outstanding
Harry Masuda	36,800 (1)	1.56%
Paul Okimoto 6115 Ralston Avenue Richmond, CA 94805	22,000 (2)	0.93%
Dr. David Winter 2510 Bridle Path Drive Gilroy, CA 95020	13,600 (3)	0.57%
Larry McCleary 418 Alpine Drive Incline Village, NV 89451	140,000 (4)	5.94%

All Officers and Directors as a Group (four persons)	212,400 (1) - (4)	9.01%

(1)  Includes options to purchase 1,900 shares of common stock exercisable within 60 days of December 31, 2008.

(2)  Includes options to purchase 800 shares of common stock exercisable within 60 days of December 31, 2008.  Includes an aggregate of 11,000 shares of common stock for which Mr. Okimoto acted as Trustee in receiving and forwarding such shares to YN Faarkaghyn Shiaght Lorne House Trust Limited, for the benefit of Mark Tameichi Okimoto, Michael Akira Okimoto, Eric Yoshiro Okimoto and Daryl Takashi Okimoto. The permanent Trustee is

Ronald Buchanan of Lorne House Management Ltd.  Mr. Okimoto expressly disclaims beneficial ownership of said shares.

(3)  Includes options to purchase 2,500 shares of common stock exercisable within 60 days of December 31, 2008.

(4)  Includes options and warrants to purchase 12,200 shares of common stock exercisable within 60 days of December 31, 2008.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 8.84% of our outstanding common stock. As a result these shareholders may, as a practical matter, be able to influence all matters requiring shareholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions, in addition to the employment and consulting agreements described above, to which we were or are a party and in which any of our directors, officers, or significant shareholders, or members of the immediate family of any of the foregoing persons, had or has a direct or indirect material interest.

We purchased the patents for a disposable vaginal disease test product titled Phemtest from Paul Okimoto, an officer and director, on September 1, 1998.  The patent "VAGINAL TESTING APPLICATOR AND METHOD", Patent Number 4,784,158, was issued November 15, 1988, and the patent "BODY CAVITY SPECIMEN COLLECTING AND TESTING APPARATUS", Patent Number 4,945,921, was issued August 7, 1990.  Pursuant to the purchase agreement for the patents, we paid $1,375 to the law firm of Flehr, Hohbach, Test and Herbert as a patent maintenance fee to assure that the patents would remain in force.  We also agreed to pay Mr. Okimoto a royalty payment of 5% of gross sales of Phemtest for the next five years.  The first $16,000 in royalty payments are to be paid to a law firm to be designated by Mr. Okimoto, the next $75,000 in royalties are to be paid to Mr. Okimoto in shares of our common stock, valued at $160 per share, and the remaining royalties to be paid to Mr. Okimoto, if any, are to be paid in cash. No royalty payments have been made as of December 31, 2008.

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of  Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 1,300 shares of restricted common stock and 11,200 warrants valued at $30,000 to the Dr. McCleary for loan fees. In February, 2008 the Company entered into an agreement to restructure this loan  agreement with  Dr. McCleary to transfer $300,000 of the original principal loan amount of $500,000 to a return formula from the Corcoran project and maintain $200,000 under the original terms of the loan agreement. The Director agreed to accept 26,200 shares of the Company’s common stock as payment of interest owed to Director through March, 2008 valued at approximately $27,000. In April, 2008, the Company entered into an addendum to the loan re-structuring agreement signed in February of 2008 that increases the shares to be issued under the addendum from 26,200 to 31,200 shares of the Company’s common stock to offset interest beyond March, 2008 until the value of the shares applied to the interest is consumed. The value of the 5,000 additional shares is $4,000. The 31,200  shares were issued on April 25, 2008. In November 2008, the same Dr. McCleary agreed to convert the total loan and investment amount of $500,000 to shares of Environmental BioMass Energy, Inc. (“EBE”) out of the shares owned by the Company. 2,000,000 shares of EBE common stock were issued to Dr. McCleary out of the shares owned by the Company.

In January 2008, the Company entered into an investment agreement with an officer. The officer agreed to invest $100,000 in the Company in exchange for a return on investment formula. The original investment is to be returned upon the Company receiving distribution from its proposed ownership of a waste to energy project  being formalized at that time. An additional aggregate of three times the original investment is to be paid by the Company from future distributions to Company from operations. The Company will reserve 20% of distributions received by the Company from the waste to energy project for this purpose. See November 2008 item below.

In November 2008, the Company received a loan in the amount of $10,000 from the same officer of the Company that entered into an investment agreement with the Company in January 2008 for $100,000.  He agreed to convert this loan amount of $10,000 and  the $100,000 invested under the agreement made in November 2008 to common shares of Environmental BioMass Energy, Inc. (“EBE”)owned by the Company. 440,000 shares of EBE were issued to the officer out of the shares owned by the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$30,500	$33,090
Audit-Related Fees*	$500	$2,250
Tax Fees	$2,250	$2,250
All Other Fees	$0	$0
Total	$33,250	$38,590

* Relates to the registrant’s registration statements on Form SB-2 and Form S-8.

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2008 and 2007, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2008 and 2007, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $4,500 was related to tax compliance services for review of federal and state tax returns for both 2008 and 2007.

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Location
3.1	Articles of Incorporation	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 2.1)
3.2	Bylaws	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 2.2)
4.1	Stock Purchase Agreement for Founders (Common Stock)	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.1)
4.2	Representation Letter for Founders	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.2)
4.3	Stock Purchase Agreement - Private Placement	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.3)
4.4	Subscription Agreement - Regulation D, Rule 504	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.4)
4.5	Subscription Agreement - Regulation D, Rule 506	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 3.5)
9	Voting trust agreement	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 5) and as amended January 25, 2000 (Ex. No. 9)
10.1	Assignment of Phemtest Patent and Technology	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.1) and as amended January 25, 2000, (Ex. No. 10.1)
10.1	Phemtest Patents, US 4,945,921 and US 4,787,158	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.2) and as amended January 25, 2000, (Ex. No. 10.2)
10.3	Assignment of Patent and Technology - Vladimir Serebrennikov	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.3) and as amended January 25, 2000, (Ex. No. 10.3)
10.4	Assignment of Patent and Technology - Leonid Babak	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.4) and as amended January 25, 2000, (Ex. No. 10.4)
10.5	Consultant Agreement - Dr. Luis Toledo	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.5) and as amended January 25, 2000, (Ex. No. 10.5)
10.6	Employment Contract - R. Umar	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.6) and as amended January 25, 2000, (Ex. No. 10.6)
10.7	Employment Contract - L. Bryant	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.7) and as amended January 25, 2000, (Ex. No. 10.7)
10.8	Non-Statutory Incentive Stock Option Plan	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.8) and as amended January 25, 2000, (Ex. No. 10.8)
10.9	Statutory Incentive Stock Option Plan	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.9) and as amended January 25, 2000, (Ex. No. 10.9)
10.10	Statutory Incentive Stock Option Grant - R. Umar, 5/10/98	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. No. 6.10) and as amended January 25, 2000 (Ex. No. 10.10)

10.14	Indemnification Agreements of Directors and Officers	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 (Ex. Nos. 6.14 thru 6.19) and as amended January 25, 2000, (Ex. Nos. 10.14 thru 10.19)
10.15	Employment Agreement - Leonid Babak	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 and as amended January 25, 2000, (Ex. No. 10.20)
10.16	Employment Agreement - Vladimir Serebrennikov	Incorporated by reference from Human BioSystems’ Form 10-SB Registration Statement filed on December 8, 1999 and as amended January 25, 2000, (Ex. No. 10.21)
10.17	Mutual Termination Agreement	Filed herewith
10.18	Asset Purchase Agreement by and between Human BioSystems, HBS Bio, and EXL	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
10.19	Consulting Services Agreement by and between HBS Bio and EXL	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
10.20	Escrow Agreement by and between HBS Bio, EXL, and Silicon Valley Law Group	Incorporated by reference from Human BioSystems’ current report on Form 8-K filed on September 29, 2006
21	Subsidiaries of Human BioSystems	Filed herewith
23	Consent of experts and counsel	Filed herewith
24	Power of attorney	Included on the signature page of this annual report
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer	Filed herewith
32.1	Section 1350 Certifications of Principal Executive Officer	Filed herewith
32.2	Section 1350 Certifications of Principal Financial Officer	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 8, 2009

Human BioSystems

By:

/s/ Harry Masuda

Harry Masuda

Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below authorizes Harry Masuda to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Harry Masuda
Harry Masuda	Chief Executive Officer, Acting Chief Financial Officer (Principal Accounting Officer) and Director	May 8, 2009
/s/ Paul Okimoto
Paul Okimoto	Chairman of the Board and Executive Vice President	May 8, 2009
/s/ Dr. Larry McCleary
Dr. Larry McCleary	Director	May 8, 2009