Form 10-Q
period 2009-03-31
HUMAN BIOSYSTEMS INC
filed 2009-05-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

At March 31, 2009 the registrant had outstanding 2,396,500 shares of common stock, no par value.

HUMAN BIOSYSTEMS

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited)

and  December 31, 2008

F-1

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2009 and 2008 and the

Period from February 26, 1998 (Inception) through March 31, 2009

F-2

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Three Months Ended March 31, 2009

F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2009 and 2008 and the

Period from February 26, 1998 (Inception) through March 31, 2009

F-4-5

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-6-10

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

11-18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities

               and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

20

ITEM 1.  Financial Statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets
Cash	$ -	$ -
Prepaid expenses	10,900	12,300
Total current assets	10,900	12,300

Fixed assets, net	71,400	79,400

Total assets	$ 82,300	$ 91,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Bank overdraft	$ 6,100	$ 5,700
Accounts payable	962,300	905,000
Accrued liabilities	179,800	179,800
Other liabilities	25,000	-
Public relations payable	58,400	58,400
Due to stockholders	593,100	539,400
Note payable, net of discount	322,500	322,500
Total current liabilities	2,147,200	2,010,800

Commitments and contingencies

Stockholders' deficit
Preferred stock; no par or stated value; 10,000,000 shares
authorized, no shares issued or outstanding	-	-

Common stock; no par or stated value; 300,000,000 shares authorized,
2,452,400 and 2,412,400 shares issued, and
2,396,500 and 2,356,500 outstanding, respectively	25,851,600	25,842,100
Accumulated deficit during development stage	(27,916,500)	(27,761,200)
Total stockholders' deficit	(2,064,900)	(1,919,100)

Total liabilities and stockholders' deficit	$ 82,300	$ 91,700

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
			February 26, 1998
	Three months ended	Three months ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative
Stock based compensation	-	2,000	4,383,000
Public relations	400	38,000	5,593,800
Other general and administrative expenses	126,400	202,400	9,937,500
Total general and administrative	126,800	242,400	19,914,300
Research and development	15,000	40,600	2,714,900
Sales and marketing	-	-	820,800

Total operating expenses	141,800	283,000	23,450,000

Loss from operations	(141,800)	(283,000)	(23,450,000)

Other income (expense)
Loan fees	-	-	(750,000)
Bad debt related to other receivable	-	-	(502,300)
Gain/(loss) on investment	10,000	-	(760,200)
Forgiveness of debt	-	-	105,600
Interest income	-	-	8,700
Interest expense	(23,500)	(60,200)	(1,351,200)

Loss from continuing operations before provision for income taxes	(155,300)	(343,200)	(26,699,400)

Provision for income taxes	-	800	9,600

Loss from continuing operations	(155,300)	(344,000)	(26,709,000)

Loss from discontinued ethanol development operations	-	21,000	1,207,500

Net loss	$ (155,300)	$ (365,000)	$ (27,916,500)

Basic and diluted loss per common share	$ (0.07)	$ (0.22)	$ (45.07)

Basic and diluted weighted average
common shares outstanding	2,377,815	1,632,822	619,441

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Accumulated
				Deficit During	Total
		Common Stock		Development	Stockholders'
		Shares	Amount	Stage	Deficit
Balance December 31, 2008		2,356,500	$ 25,842,100	$ (27,761,200)	$ (1,919,100)

Issuance of common stock for cash
related to investment agreement,
weighted average price of	$0.25	17,700	2,700	-	7,700

Issuance of common stock for interest	$0.25	12,500	5,000		5,000

Issuance of common stock in satisfaction
of accounts payable,
weighted average price of	$0.19	9,300	1,800	-	1,800

Issuance of common stock to existing shareholders
due to the rounding up of fractional shares	$0.00	500	-		-

Comprehensive loss, net of tax		-	-	(155,300)	(155,300)

Balance March 31, 2009		2,396,500	$ 25,851,600	$ (27,916,500)	$ (2,064,900)

The accompanying notes are an integral part of these condensed consolidated financial statements

HUMAN BIOSYSTEMS
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months	February 26, 1998
	ended	ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net loss	$ (155,300)	$ (365,000)	$ (27,916,500)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	-	3,600	4,376,400
Public relations - paid or to be paid in common stock	-	38,000	5,395,400
Depreciation	8,000	6,000	69,300
Deemed interest expense	-	-	92,800
Interest expense paid in common stock	5,000	-	494,400
Interest and wages due to stockholders	53,700	79,900	267,100
Amortization and accretion of loan fees and discounts		48,500	1,325,800
(Gain) Loss on investment	(10,000)	-	766,800
Bad debt related to other receivables	-	-	502,300
Changes in operating assets and liabilities:
Change in prepaid expenses	1,400	15,000	108,200
Change in other assets	-	-	(133,800)
Change in bank overdraft	400	1,600	6,100
Change in accounts payable	69,100	59,300	1,336,000
Change in accrued liabilities	-	9,800	214,700
Change in other liabilities	25,000		251,100
Net cash used by operating activities	(2,700)	(103,300)	(12,843,900)

Cash flows from investing activities:
Proceeds from sale of investments	-	-	133,100
Purchase of fixed assets	-	-	(140,700)
Deposit on land purchase	-	-	(389,700)
Net cash provided (used) by investing activities	-	-	(397,300)

Cash flows from financing activities:
Change in due to stockholders	-	100,000	2,008,900
Proceeds from issuance of common stock	2,700	17,300	11,093,100
Proceeds from borrowing on notes payable	-	-	1,829,500
Principal payments on notes payable	-	(7,200)	(1,433,300)
Principal payments on note payable for D&O	-	(15,500)	(165,500)
Principal payments on stock subject to rescission	-	-	(41,500)
Change in other receivables	-	-	(50,000)
Net cash provided by financing activities	2,700	94,600	13,241,200

Net increase (decrease) in cash	-	(8,700)	-

Cash, beginning of period	-	8,700	-

Cash, end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ -	$ -	$ 9,600
	=============	=============	=============
Cash paid for interest	$ -	$ 300	$ 13,000
	=============	=============	=============

Schedule of non-cash financing and investing activities:
Issuance of common stock in satisfaction of
accounts payable	$ 1,800	$ -	$ 235,800
	=============	=============	=============
Issuance of common stock in satisfaction of
note payable, including interest of $1,600	$ -	$ 5,200	$ 5,200
	=============	=============	=============

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

Going concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $155,300 for the 3 months ended March 31, 2009. The Company is in the twelfth year of research and development, with an accumulated loss during the development stage of approximately $27,916,500. As of March 31, 2009, management is uncertain as to the completion date or if the product will be completed at all.

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

In this regard, in January 2009, the Company signed a letter of intent to acquire all of the shares of San West Inc. through a reverse merger agreement such that the San West shareholders and others would receive 85% of the combined company and the Company shareholders would retain 15% of the outstanding shares following the merger. The letter of intent calls for San West to pay $25,000 upon signing and another $26,000 upon the signing of a definitive agreement. These payments are non-refundable. We received $25,000 on January 29, 2009 and  recorded it as an other liability until the completion or termination of the agreement. San West is to assume the liabilities under an agreed discounted settlement agreement of certain liabilities. A definitive agreement was subsequently signed on April 3, 2009 with an effective date set for April 17, 2009 and extended to May 8, 2009 pending the completion of the final terms of the merger agreement. As of May 11, 2009 the reverse merger has not been made effective. Although we believe this transaction will be completed within the next two weeks, there is no assurance that the Company will be successful in completing this merger.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2008.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. STOCK COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the 3 months ended March 31, 2009 and 2008 was $0 and $2,000, respectively.

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

Modified Black-Scholes-Based Option Valuation Assumptions	2009	2008
Fair value of options granted during the period	$ -	$ -
Expected term (in years)	-	-
Expected volatility	-	-
Weighted average volatility	-	-
Expected dividend yield	-	-
Risk-free rate	-	-

The following table summarizes the stock option transactions for the three months ended March 31, 2009:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	13,075	$24.00	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	3,875	8.80	-
	--------------		--------------
Outstanding at March 31, 2009	9,200	$29.60	$6,200
	========		========
Exercisable at March 31, 2009	9,200	$29.60	$6,200

The following table summarizes the stock option transactions for the three months ended March 31, 2008:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at January 1, 2008	13,950	$23.20	$6,200
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
	--------------		--------------
Outstanding at March 31, 2008	13,950	$23.20	$6,200
	========		========
Exercisable at March 31, 2008	13,025	$24.00	$6,200

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was zero and zero, respectively.

3. FIXED ASSETS

A summary of fixed assets is as follows:

	March 31, 2009	December 31, 2008

Equipment	$130,900	$130,900
Less: accumulated depreciation	59,500	51,500
Fixed assets, net	$71,400	$79,400
	=========	========

Depreciation expense for the three months ended March 31, 2009 and 2008 was $8,000 and $6,000, respectively.

4. RELATED PARTY TRANSACTIONS

Stockholder payables consist of the following:

	March 31,2009	December 31,2008

Wages payable to stockholder employees	$594,400	$539,400
Employee Advances	(1,300)	-
Total	$593,100	$539,400
	===========	==============

5. NOTES PAYABLE

In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral. Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement. If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. The Company issued 6,300 Holder Shares, which will carry piggyback registration rights in the next registration statement. An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included. The $200,000 loan discount is being accreted: $40,000 of this discount was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007. The balance payable as of March 31, 2009 was $236,500.

In May 2007, the Company entered into a loan transaction with Dutchess and issued to Dutchess a Promissory Note (“Second Dutchess Note”) with a face value of $462,000, with net proceeds to the Company from the transaction of $350,000 and an imputed annual rate of interest of 63.108%.  The Second Dutchess Note matures on April 15, 2008. Repayment of the face value will be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess (as the “Investor” see note 7) by the Company, exceeding $120,000 per month (“Threshold Amount”) or 2) $51,333 per month. The lender received a loan fee of $25,000, payable in restricted stock. The $77,000 loan discount is being accreted; $52,500 of this discount was accreted during the year ended December 31, 2007 and $24,500 was accreted during the year ended December 31, 2008. The balance payable as of March 31, 2009 was $86,000.

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

6. COMMON STOCK

In January 2009, the Company issued 12,500 shares of restricted common stock for interest to Dutchess Private Equities Fund, Ltd. pursuant to the Conversion Notice provision of the Note of November 2006 with Dutchess Private Equities, Ltd., valued at $5,000.

In February 2009, the Company issued 17,800 shares of restricted common stock to Dutchess Private Equities Fund, Ltd. pursuant to the Conversion Notice provision of the Note of November 2006 with Dutchess Private Equities, Ltd., valued at $2,700.

In March 2009, the Company issued 9,260 shares of restricted common stock in satisfaction of accounts payable, valued at $1,800.

In March 2009, the Company issued 500 shares of stock to existing shareholders due to the rounding up of fractional shares which resulted from the 1 for 80 reverse split.

7. INVESTMENT AGREEMENTS

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

8. LEGAL AGREEMENTS

In December, 2007 the Company entered into an agreement for legal services to write a Reg S offering memorandum that the Company plans to use for raising capital in Europe. Compensation is based on an hourly rate for services. The Company has also used this same firm and attorney from time to time throughout 2008 for other legal services such as for our annual meeting. This same firm also provided legal services for the Company to facilitate the anticipated reverse merger with San West, Inc.

In September, 2008 the Company entered into an agreement for legal services with another firm to file a registration statement on Form S-1 pursuant to a new investment agreement with Dutchess Private Equities, Ltd. We may use this firm in the future for other legal services.

9. OTHER

In February 2009, the Company exchanged 40,000 of  its shares in EBE for $10,000 in accounts  payable due to a consultant. As the Company had previously written off its investment in EBE, the Company recorded a gain on investment of $10,000 for the three months ended March 31, 2009.

10. SUBSEQUENT EVENTS

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

In May 2009, the Company commenced negotiations with Dutchess Private Equities LP pursuant to a settlement on the liquidated damages associated with the Company’s default on the two Notes described in Note 5.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We have experienced operating losses since our inception.  These losses have resulted from the significant costs incurred in the development of our technology, the establishment of our research and development facility and the launch of our alternative energy business. Expenditures will increase in all areas in order to execute our business plan, particularly in research and development, gaining regulatory approval to market our products in the U.S. and abroad, but expenditures in the our alternative energy business has been eliminated because of its restructuring in 2007 and 2008.

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

In this regard, in January 2009, the Company signed a letter of intent to acquire all of the shares of San West Inc. through a reverse merger agreement such that the San West shareholders and others would receive 85% of the combined company and the Company shareholders would retain 15% of the outstanding shares following the merger. The letter of intent calls for San West to pay $25,000 upon signing and another $26,000 upon the signing of a definitive agreement. San West is to assume the liabilities under an agreed discounted settlement agreement of certain liabilities. A definitive agreement was subsequently signed on April 3, 2009 with an effective date set for April 17, 2009 and extended to May 8, 2009 pending the completion of the final terms of the merger agreement. As of May 11, 2009 the reverse merger has not been made effective. Although we believe this transaction will be completed within the next two weeks, there is no assurance that the Company will be successful in completing this merger.

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

The Company currently holds slightly less than 30% of EBE common stock as of May 12, 2009 due to the conversion of certain Company liabilities to equity in EBE. The Company holds shares of EBE as an investment and is not directly involved in management or funding of its business. The Company expects that its ownership percentage should decline over time as EBE plans to raise equity capital to sustain operations.

As of March 31, 2009, the investment in EBE is $0.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Revenues.  We did not generate any revenue in either of the three-month periods ended March 31, 2009 or 2008, and we have not generated revenues since our inception in February 1998, as our focus to date has been on the research and development of products.  We are a development stage company in the twelfth year of research and development activities, and do not anticipate receiving revenue until we complete product development and clinical testing.

General and Administrative Expenses.   Other general and administrative expenses in the three months ended March 31, 2009 were $126,400, a decrease from $202,400 for the three months ended March 31, 2008.  The decrease was comprised in part by a substantial decrease in salary expenses to $40,000 for the three months ended March 31, 2009, from $50,500 for the three months ended March 31, 2008, a decrease in legal expenses to $61,900 for the three months ended March 31, 2009, from $72,000 for the three months ended March 31, 2008 and a decrease of $16,900 in professional outside services to $8,700 for the three months ended March 31, 2009, from $25,600 for the three months ended March 31, 2008

We experienced a decrease in stock-based compensation in the three months ended March 31, 2009 to $0 from $2,000 for the three months ended March 31, 2008.  From time to time, our staff has worked for under market rate compensation or has had to accrue pay for extended periods of time when financing was not available.  We have granted stock options to certain employees in partial consideration for salary reductions, and certain employees have elected to receive stock in lieu of compensation.

Our total general and administrative expenses in the three months ended March 31, 2009 were $126,800, a decrease from $242,400 for the three months ended March 31, 2008. The decrease was comprised by a decrease of $37,600 in public relations expenses to $400 for the three months ended March 31, 2009, from $38,000 for the three months ended March 31, 2008 and a decrease in other general and administrative expenses to $126,400 for the three months ended March 31, 2009 from $202,400 for the comparable period in 2008.  This decrease was due to a reduction in salaries and to a decline in legal and professional fees and other expenses; we incurred higher fees and expenses in 2008 related to the filing of a registration statement in addition to our ongoing public company reporting requirements.

Research and Development.  Our research and development expenses were $15,000 for the three months ended March 31, 2009, a decrease from $40,600 for the comparable period in 2008.   The decrease was due to reduced payroll and the closing of our facility in Russia.

Sales and Marketing Expenses.  We had no sales and marketing expenses for either of the three months ended March 31, 2009 or 2008.  We eliminated payroll in sales and marketing in order to give priority to the completion of our scientific objectives – to complete human infusion studies for platelets and move closer to human testing utilizing our organ preservation technology – as well as to devote resources to the establishment of our alternative energy and ethanol business.

Ethanol Development.  We had no expenses for the development of our ethanol business in the three months ended March 31, 2009 compared to $21,000 expended for the three months ended March 31, 2008. The decrease was due to the agreement with EBE to pay previously accrued development costs.  As we have refocused our alternative energy activities, we do not anticipate additional expenditures for ethanol development in fiscal 2009 nor do we expect any expenditures in the biowaste business.

Other Income and Expense.  We incurred interest expense of $23,500 during the three months ended March 31, 2009.  We incurred interest expense of $60,200 during the three months ended March 31, 2008.  We had no interest income for either of the three months ended March 31, 2009 or 2008. We realized a gain on investment of $10,000 from the exchange of EBE shares valued at $0 for accounts payable totaling $10,000.

Net Loss.  As a result of the foregoing factors, our net loss was $155,300, or 0.07 per share, for the three months ended March 31, 2009, and $365,000, or $0.28 per share, for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our operating plan for 2009 is focused on development of our products. It is our estimate that a cash requirement of $4 million is required to support this plan for the next twelve months.  During the three months ended March 31, 2009, we received an aggregate of $7,700 from the issuance of common stock, including $7,700 from our agreement with Dutchess, compared to $17,300 received in the three months ended March 31, 2008.  We are actively seeking additional funding.  Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures.  We do not anticipate any revenue from operations for the next two or three years. Therefore, our success will be dependent on funding from private placements of equity securities.  Although we have entered into certain agreements with Dutchess, Ascendiant Securities, LLC and other financing sources (see below), there can be no assurance that we will be successful in raising significant capital pursuant to any of these agreements.  At the present time, we have no other agreements or arrangements for any private placements except for the reverse merger with San West discussed under “Overview” above.

We are in the twelfth year of research and development, with an accumulated loss during the development stage of $27,916,500.  As of March 31, 2009, we are uncertain as to the completion date of our research and development, or if products will ever be completed as a result of this research and development activity.  We anticipate that the funds spent on research and development activities will need to increase prior to completion of a product.  Additionally, we may not be able to secure funding in the future necessary to complete our intended research and development or other activities.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.  The report of our independent registered public accounting firm, included in our Annual Report on Form 10-K for the year ended December 31, 2008, contains a paragraph regarding our ability to continue as a going concern.

During the three months ended March 31, 2009, we continued to spend cash to fund our operations.  Cash used by operating activities for the three months ended March 31, 2009 was $2,700, and consisted principally of our net loss of $155,300, offset by an increase in other liabilities of $25,000,  an increase in accounts payable of $69,100, $1,400 in prepaid expenses, $53,700 in interest and wages due to stockholders, $5000 in interest paid in stock and $8,000 in depreciation, offset by a gain on investment of $10,000 from the exchange of EBE shares valued for $0 for accounts payable totaling $10,000.

For the three months ended March 31, 2008, cash used by operating activities was $184,800, and consisted principally of our net loss of $365,000, offset by an increase in accrued liabilities of $9,800,  an increase in accounts payable of $59,300, $38,000 in public relations expenses paid or to be paid in common stock, $3,600 provided by stock-based compensation, a change in prepaid expenses of $15,000, amortization of discount and loan fees on notes payable of $48,500 and $6,000 in depreciation.

Cash flow from financing activities for the three months ended March 31, 2009 produced a net increase in cash of $7,700 from the issuance of common stock.

Cash flow from financing activities for the three months ended March 31, 2008 produced a net increase in cash of $94,600, consisting of $17,300 from the issuance of common stock, an increase of $100,000 on amounts due to shareholders , offset by $7,200 in principal payments on notes payable, $15,500 in principal payments on a note payable for directors’ and officers’ liability insurance.

As of March 31, 2009, we had negative cash and cash equivalents amounting to $6,100, a decrease from the negative balance of $500 at March 31, 2008.  Our working capital deficit increased to $2,136,300 at March 31, 2009, from $1,914,800, at March 31, 2008.  As of March 31, 2009, we had no commitments to purchase capital equipment.

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

Pursuant to the Investment Agreement, Dutchess acquired a total of 5,400 shares of our common stock for approximately $297,500 during the year ended December 31, 2005, 48,500 shares for approximately $643,700 during the year ended December 31, 2006 and an aggregate of 130,600 shares of the Company’s common stock for approximately $647,600 during the year ended December 31, 2007.

Because the registration of the 475,000 shares reserved for the Dutchess agreement was to expire in September, 2007, the Company registered 250,000 shares of the Company’s common stock in July, 2007 to allow continuation of the agreement with Dutchess. Dutchess acquired a total of 245,800 shares of the Company's common stock for approximately $321,100 during the year ended December 2007, and 4,200 shares of the Company’s common stock in exchange for approximately $2,000 during January 2008.

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

In November 2006, we entered into a loan transaction with Dutchess, and issued to Dutchess a promissory note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to us from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%. The First Dutchess Note matured on August 31, 2007. Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from puts issued by us as collateral under the Investment Agreement (discussed above). Thirty such puts were issued and are to be used only in the case of a default under the Investment Agreement. If the First Dutchess Note’s face value is not paid off by maturity, we will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off. We may be required to pay penalties if certain obligations under the First Dutchess Note are not met. If we raise financing of more than $2,000,000, Dutchess may require that we use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note. We issued 6,300 Holder Shares (restricted Common Stock to Dutchess as an incentive) on November 3, 2006, which will carry piggyback registration rights in our next registration statement. An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included. The balance payable on the First Dutchess Note as of March 31, 2009 was $236,400

In March 2007, we entered into a loan agreement with Dr. Larry McCleary, a member of our Board of Directors.  Dr. McCleary agreed to loan us the sum of $500,000 for a term of two years from March 21, 2007, with a closing cost of $1,717.95 to be added into the first month’s interest payment. The loan bears interest at the rate of 9.25% per annum and provides for interest-only monthly payments with a balloon payment at the end of the term for the principal amount. We issued 1,300 shares of restricted common stock and 11,200 warrants valued at $30,000 to the Dr. McCleary for loan fees.

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

In April 2007, we also entered into a new agreement with Abernathy for providing investor relations and awareness services.  Under this agreement, we will make cash payments to Abernathy equal to 35% of the buy volume of our common stock attributable to the agreement.  Abernathy will promote us to the investment community and the general public through press releases and other communications, all of which we must approve in advance.  We have paid $167,100 pursuant to this agreement through March 31, 2009. This agreement has expired.

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

We have further agreed that we will not enter into any additional financing agreements without Dutchess’ express written consent.  We may not file any registration statement which includes any of our common stock exceeding 12,500 shares, including those on Form S-8 exceeding 10,000 shares, until the Second Dutchess Note is paid in full or Dutchess gives written consent.  Dutchess agrees to allow one registration statement on Form SB-2 (now Form S-1) not to exceed 312,500 shares as a shelf registration.  If we issue any shares to a third party while the Second Dutchess Note is outstanding under terms Dutchess deems more favorable to the third party, Dutchess may elect to modify the terms to conform to the more favorable term or terms of the third party financing.   We have issued 3,100 shares of unregistered restricted common stock to Dutchess as an incentive for entering into the Second Dutchess Note.  The balance payable on the Second Dutchess Note as of March 31, 2009 was $87,900.

We are currently in default on the First Dutchess Note and Second Dutchess Note due to the non-payment or insufficient payment of the agreed monthly principal amounts due under the notes. We are currently negotiating a payment plan that is acceptable to Dutchess.  Although we are in default on the two notes, Dutchess has not exercised its right to increase the face amount of the loans or the interest rates; however, Dutchess did exercise its right to convert 9,300 shares under the First Dutchess Note and 12,500 shares in January 2009.

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

We have also registered 250,000 shares of our common stock in January of 2006 for use in raising capital. Through March 31, 2009, we have issued 249,300 of these shares.

In December 2007, we commenced a private placement of 250,000 shares of common stock in Germany pursuant to Regulation S under the Securities Act. In June, 2008, we increased the private placement from 250,000 to 312,500 shares. As of March 31, 2009, we have sold 248,300 of these shares.

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

ITEM 1A.   Risk Factors

Not applicable

 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended March 31, 2009.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In January 2009, the Company issued 12,500 shares of restricted common stock for interest to Dutchess Private Equities Fund, Ltd. pursuant to the Conversion Notice provision of the Note of November 2006 with Dutchess Private Equities, Ltd., valued at $5,000.

In February 2009, the Company issued 17,800 shares of restricted common stock to Dutchess Private Equities Fund, Ltd. pursuant to the Conversion Notice provision of the Note of November 2006 with Dutchess Private Equities, Ltd., valued at $2,700.

In March 2009, the Company issued 9,260 shares of restricted common stock in satisfaction of accounts payable, valued at $1,800.

In March 2009, the Company issued 500 shares of stock to existing shareholders due to the rounding up of fractional shares which resulted from the 1 for 80 reverse split.

ITEM 3.  Defaults Upon Senior Securities .

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders .

Not applicable.

ITEM 5.  Other Information .

Not applicable.

ITEM 6.  Exhibits .

Exhibit No.	Description

31.01	Rule 13a-14(a)/15d-14a Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14a Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN BIOSYSTEMS

Date: May 15, 2009

/s/ Harry Masuda
Harry Masuda
Chief Executive Officer

20