Form 10-Q
period 2009-06-30
HUMAN BIOSYSTEMS INC
filed 2009-08-19
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-28413

SAN WEST, INC.

(formerly Human BioSystems)

( Exact name of small business issuer as specified in its charter )

Nevada (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)

10350 Mission Gorge Road

Santee, CA 92071

(Address of principal executive offices)

619-258-8770

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.. See the definitions of "large accelerated filer", “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer           Accelerated Filer ____       Non-Accelerated Filer ____      Smaller Reporting Company __X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At July 31, 2009 the registrant had outstanding 20,848,652 shares of common stock, $.001 par value.

SAN WEST, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)

and  December 31, 2008

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2009

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-5-16

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

17-20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

22

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 1A. Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

23

Signatures

23

San West, Inc.
(formerly Human BioSystems)
Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 14,779	$ 6,252
Accounts receivable	7,852	16,201
Inventory (Note B)	490,102	653,546
Other current assets	8,957	2,343
Total current assets	521,690	678,342

Fixed assets (Note C)	196,186	130,226
Accumulated depreciation	(20,606)	(9,230)
Net fixed assets	175,580	120,996

Deposits	12,599	21,365
Goodwill (Note D)	2,420,637	288,989
Other Assets (Note D)	550,016	-
Total assets	$ 3,680,522	$ 1,109,692

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,058,328	$ 540,263
Other current liabilities	208,575	17,849
Loans from shareholder's (Note D)	615,975	188,345
Loans payable (Note E)	781,500	80,000
Subsidiary purchase-current portion (Note D)	271,112	29,816

Total current liabilities	2,935,490	856,273

Subsidiary purchase (Note D)	-	241,296
Loans from shareholder's (Note F)	216,950	-
Total liabilities	3,152,440	1,097,569

Commitments and contingencies

STOCKHOLDERS' EQUITY (Note G)
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding	-	-

Common stock, par value $.001, 400,000,000 shares authorized; issued and outstanding 18,098,652 and 18,643,784 at June 30, 2009 and December 31, 2008, respectively.	18,098	18,644
Common stock payable	42,500	-
Additional-paid-in-capital	1,138,952	352,554
Retained (deficit)	(671,468)	(359,075)
Total stockholders' equity	528,082	12,123
Total liabilities and shareholder's equity	$ 3,680,522	$ 1,109,692

The accompanying notes are an integral part of these financial statements

F-1

San West, Inc.
(formerly Human BioSystems)
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Revenue	$ 150,098	$ 14,361	$ 329,521	$ 24,685
Cost of goods sold	105,001	25,787	218,880	38,333
Gross profit	45,097	(11,426)	110,641	(13,648)

Expenses
Selling, general and administrative	175,859	7,384	399,595	13,979
Total expenses	175,859	7,384	399,595	13,979

Income (loss) from operations	(130,762)	(18,810)	(288,954)	(27,627)

Other income (expense)
Other income	647	-	11,438	-
Other expense	(10,928)	-	(13,531)	-
Interest expense	(11,195)	-	(21,346)	-
Total other income (expense)	(21,476)	-	(23,439)	-
Net loss	(152,238)	(18,810)	(312,393)	(27,627)

Net (loss) per common share basic	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted average shares outstanding basic	14,612,118	16,923,306	14,905,901	16,912,837

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,576,120	-	1,178,400	-

The accompanying notes are an integral part of these financial statements

San West, Inc.
(formerly Human BioSystems)
Statement of Stockholder's Equity

				Additional		Total
	Common Stock			Paid-in	Accumulated	Stockholder's
	Shares	Amount	Payable	Capital	Deficit	Equity
Balances December 31, 2008	18,643,784	$ 18,644	$ -	$ 352,554	$ (359,075)	$ 12,123

Issuance of common stock for cash
(net of offering costs of $61,000)
weighted average price of $.25	2,339,629	2,339		121,661		124,000
Issuance of existing shares from CEO
for cash to the Company (net of
offering costs of $31,256)
weighted average price of $.08	-	-		60,944		60,944
Issuance of common stock for merger
weighted average price of $.14	5,019,386	5,019		695,889		700,908
Founder's shares retired in exchange
for a promissory note	(7,904,147)	(7,904)		(92,096)		(100,000)
Shares exchanged for debt
weighted average price of $.05			42,500			42,500
Net loss					(312,393)	(312,393)
Balances June 30, 2009 (Unaudited)	18,098,652	$ 18,098	$ 42,500	$ 1,138,952	$ (671,468)	$ 528,082

The accompanying notes are an integral part of these financial statements

                                                                                                   F-3

San West, Inc.
(formerly Human BioSystems)
Statements of Cash Flows (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net loss	$ (152,238)	$ (18,810)	(312,393)	$ (27,627)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,688	171	11,376	353
Changes in operating assets and liabilities:
Change in accounts receivable	3,818	226	8,349	495
Change in inventory	132,256	-	163,444	709
Change in other current assets	1,543	-	1,543	(1,543)
Change in deposits	9,745	-	8,766	-
Change in accounts payable	(123,879)	-	(198,920)	34
Change in other current liabilities	37,841	-	140,743	-

Net cash used by operating activities	(85,226)	(18,413)	(177,092)	(27,579)

Cash flows from investing activities:
Increase in goodwill	(2,131,648)	-	(2,131,648)	-
Assets acquired in merger	(630,204)	-	(630,204)	-
Investment in merger	25,000	-	-	-
Purchase of fixed assets	-	-	-	(381)

Net cash provided by investing activities	(2,736,852)	-	(2,761,852)	(381)

Cash flows from financing activities:
Common stock issued for merger	700,908	-	700,908	-

Liabilities acquired from merger	2,032,944	-	2,032,944	-
Proceeds from the issuance of common stock, net	60,944	3,500	184,944	5,500
Proceeds from shareholder loans	10,000	-	28,605	-
Payments on notes payable	-	-	(6,000)	-

Net cash provided by financing activities	2,804,796	3,500	2,941,401	5,500

Net increase (decrease) in cash	(17,282)	(14,913)	2,457	(22,460)
Cash, beginning of period	25,991	32,206	6,252	39,753
Cash, acquired	6,070	-	6,070	-
Cash, end of period	$ 14,779	$ 17,293	$ 14,779	$ 17,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -	$ -

Other non-cash investing and financing activities:
Shares issued for services	$ -	$ -	$ -	$ -
Shares issued for accrued interest	$ -	$ -	$ -	$ -
Shares issued for debt	$ 42,500	$ -	$ 42,500	$ -
Founder's shares retired for promissory note	$ 100,000	$ -	$ 100,000	$ -

The accompanying notes are an integral part of these financial statements

                                                                                                   F-4

 SANWEST, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

(Unaudited)

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of San West, Inc. as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as filed with the Securities and Exchange Commission as part of our Form 8-K/A filed on August __, 2009.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.   The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

San West, Inc. (formerly Human BioSystems, Inc.) (“San West”, “the Company”, or “we”) is a Nevada Corporation, established in July, 2001.  The Company designs, manufacturers, sells and repairs off-road buggies, and additionally provides after market performance products and accessories for buggies. Its products are sold both at a physical location and online while the buggy repair services are sold and fulfilled at the physical location. Its primary service outlet, “Letz Go Racing Off-Road Center” is located in Huntington Beach, California and provides customers with modification parts, accessories and repair services for off-road buggies built in China for the U.S. market.

San West has received certification as a Master Dealer for Ruesch Rhino turbo utility terrain vehicles (UTVs) which are manufactured by Ruesch Motor Company. Its Master Dealer certification extends throughout Orange County and San Diego as well as throughout the border cities in California next to Arizona. It has established an online sales presence at merchantdirectdepot.com and through Amazon wherein it sells its own products and resell others through strategic partnerships.

In August 2008, the Company purchased 100% of the outstanding stock of Buggy World, Inc. With the acquisition of Buggy World, San West expanded their presence in the southern California retail market.  The accompanying financial statements reflect the activity of Buggy World since its acquisition.

On June 5, 2009, San West completed a reverse merger with Human BioSystems, Inc. by merging with Human BioSystems Acquisition Company a wholly owned subsidiary of Human BioSystems, Inc.  Upon becoming effective, 1) 100% of San West outstanding common stock was exchanged for 13,079,264 shares of Human BioSystems Inc. common stock, 2) Human BioSystems Acquisition Company became the surviving entity and assumed all San West assets and liabilities and 3) Human BioSystems Acquisition Company changed its name to San West, Inc.  The authorized capital stock of San West, Inc (formerly Human BioSystems Acquisition Company) is 400,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001.  Since the merger is being accounted for as a “reverse merger”, Human BioSystems Acquisition Company and Human BioSystems, Inc. are treated as the acquiree for accounting purposes meaning the historical earnings, assets and liabilities of San West, Inc (pre merger) shall remain with the assets and liabilities of Human BioSystems Acquisition Company and Human BioSystems, Inc. accounted for as a purchase by San West thus recapitalizing the previously reported financial position and statements of Human BioSystems, Inc.  The Company is in the process of changing its name from Human BioSystems, Inc. to San West, Inc. As of the filing of this report the name has been changed with the state of domicile and we have received our new CUSIP number.  We have applied to have our ticker symbol changed through FINRA.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product research and development, investigating markets for its products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $671,468 and $359,075 at June 30, 2009 and December 31, 2008, respectively.  In addition, the Company has negative working capital of $2,413,800 and $177,931 at June 30, 2009 and December 31, 2008, respectively.

The Company has and will continue to use significant capital to manufacture and commercialize its products. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Accounting estimates

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents may at times exceed federally insured limits. To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Inventory

The Company currently utilizes a “just-in-time” inventory system.  Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  The Company’s inventory consists primarily of vehicle parts and complete vehicles.

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment on a straight line basis at the following rates as applied to net depreciable value:

Computer equipment and software:

3 years

Furniture and fixtures:

5 – 7 years

Machinery and equipment

5 – 7 years

Leasehold improvements

7 years

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

Revenue

Revenue from the sale of parts, service and vehicles is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the equipment and/or service to the customer.  Customer returns and exchanges for unused parts require a receipt, all sales on discounted items are final and the Company does not accept returns on special order or electrical items.  The Company does not provide warranties.  Warranties are generally provided by the manufacturer of the items we sell.

Cost of Goods Sold

Cost of goods sold is recognized with the associated parts, service and vehicle revenue and consists primarily of resale parts and vehicles.

Commissions

Commissions are recorded to different employees when they are earned by; selling parts, buggies and/or service. Rates are different for each employee in different departments.

Advertising Costs

The Company expenses all advertising as incurred.  For the three months ended June 30, 2009 and 2008, the Company incurred approximately $4,365 and $3,058, respectively in marketing and advertising expense.  For the six months ended June 30, 2009 and 2008, the Company incurred approximately $16,040 and $4,089, respectively in marketing and advertising expense.

Earnings (Loss) per common share

The Company follows Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the "if-converted" method.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year. Deferred taxes are based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes.    In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”).  FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company underwent a change of control for income tax purposes on June 5, 2009 according to Section 381 of the Internal Revenue Code.  The Company's utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in accounting and auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August __, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.   The following table represents the major components of inventory at June 30, 2009 and December 31, 2008:

	2009	2008
Parts	$182,085	$199,447
Vehicles	308,017	454,099
Inventory	$490,102	$653,546

NOTE C – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.  The medical research equipment was acquired in the merger with Human BioSystems, Inc.  That equipment is not being depreciated and will likely be transferred to certain parties within six months pursuant to the merger agreement (See Note I - Merger).  Fixed assets consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Computers	$8,419	$8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
Medical research equipment	65,960	-
	196,186	130,226
Accumulated depreciation	(20,606)	(9,230)
Fixed assets, net	$ 175,580	$ 120,996

Depreciation expense for the three months ended June 30, 2009 and 2008 was $5,688 and $171, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $11,376 and $353, respectively.

NOTE D – GOODWILL ($2,420,637)

Buggy World ($288,989)

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for Buggy World, Inc., including certain rights, title and interest to a recognized trade name within the industry, Johnson’s Bug, which has been active for 31 years in the same industry and locations.

As part of the purchase the Company issued two promissory notes totaling $278,202 as follows:

1.

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.  In addition, the note is personally guaranteed by Frank Drechsler, CEO and Brian Britton, General Manager, of San West, Inc.  The note is currently in default due to non-payment of the required monthly payments.  As of December 31, 2008, this note was current with a total amount due of $256,112 with the current portion of the note totaling $14,816 and the non-current portion totaling $241,296.  As of June 30, 2009, the total due under this note was $266,115, including $10,003 of accrued interest and $256,112 of principle.  Accrued interest under this note is recorded under other current liabilities.  Due to the default, the note is due on demand and thus recorded as a current liability.

2.

On September 5, 2008, the Company agreed to purchase Johnson’s Bug Machine for $15,000.  Payments are due $5,000 after completion of the first referred job is complete and $1,000 per month thereafter.  This obligation is non interest bearing.

During the three and six months ended June 30, 2009, the Company recorded interest expense of $4,929 and 10,003 on the promissory note above.

Human BioSystems ($2,131,648)

On June 5, 2009, Human BioSystems, Human BioSystems Acquisition Company (together “HBS”) and San West, Inc. closed their Plan and Agreement of Triangular Merger.  The Merger was accounted for as a “reverse merger,” as the stockholders of San West own a majority of the outstanding shares of HBS Common Stock immediately following the Merger.  San West is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of San West prior to the Merger are reflected in the financial statements at historical cost.  Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both HBS and San West, historical operations of San West and HBS operations from the Effective Date of the Merger.  Following is a breakdown of the purchase price paid by San West for the merger:

June 5, 2009
Assets acquired:
Current assets	14,228
Fixed assets	65,960
Intellectual property	550,016
Total assets acquired	630,204

Cash paid	(28,000)
Stock issued	(700,908)
Debt assumed:
Shareholder loans	(615,976)
Dutchess notes + penalty	(650,000)
Accounts payable	(716,985)
Russian branch liabilities	(49,983)
Total cost	(2,761,852)
GOODWILL	(2,131,648)

Shareholder Loans ($615,975) – Represents wages payable to stockholder employees of HBS and is equivalent to the sum of the fixed assets ($65,960) and intellectual property ($550,016) above.  Pursuant to the Plan of Merger these assets will transfer to certain parties in satisfaction of 100% of the shareholder loans ($615,975).  The transfer is to occur six months after the Effective Date of the merger provided that during the first six months from the Effective Date of the merger HBS is unable to sell the assets to any non affiliated third party (See Note I - Merger).

Dutchess Promissory Notes + Penalty ($650,000) – Represents original assumed balance and penalties and interest on the November 2006 and May 2007 promissory notes to Dutchess Private Equities L.P.  In order to bring the notes current, HBS, its subsidiary and San West executed an Amendment to the Finance Documents on June 11, 2009 whereby the balance owing to Dutchess was acknowledged to be $650,000 in total or $327,526 greater than the carrying balance on HBS books as of June 5, 2009, the Effective Date of the merger.  In addition, the amendment amended the financing documents to 1) allow Dutchess conversion rights whether or not the Company is in default under Article 4 of the finance documents, and 2) Article 8 “No Assignment” was deleted from the finance documents.  All other terms and conditions of all previously executed documents is to remain unchanged and in force.

NOTE E – LOANS PAYABLE ($781,500)

Loans payable consists of three loans as follows:

1.

($31,500) On August 10, 2008 the Company issued a promissory note to Troy Flowers in exchange for $80,000.  On February 13, 2009 the original promissory note was canceled and replaced with a convertible promissory note.  The terms of the new note and original note did not change except for the addition of a conversion feature in the new note.  The new note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009, requires only one principal and interest payment upon maturity and is convertible into common stock of the Company at the rate of 20 shares for each dollar of outstanding principle and interest and upon written notice from Mr. Flowers.  During the six months ended June 30, 2009, the Company made a $6,000 payment and received a notice of conversion to convert $42,500 in exchange for 850,000 shares of common stock leaving principle and interest due of $37,044 as of June 30, 2009.  Accrued interest under this note is recorded under other current liabilities.  As of June 30, 2009, this note is convertible into 740,880 shares of common stock.

2.

($100,000) On February 13, 2009 the Company issued a promissory note to Kelly Clark with a face amount of $100,000 in exchange for Ms. Clark retiring 7,904,147 shares of the Company’s common stock that was originally issued to Ms. Clark in 2005.  The note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009 and requires only one principal and interest payment upon maturity.  As of June 30, 2009, the total due under this note was $103,003, including $3,003 of accrued interest and $100,000 of principle.  Accrued interest under this note is recorded under other current liabilities.

3.

(650,000) Represents the promissory notes assumed from Dutchess Private Equities L.P. pursuant to the HBS merger effective June 5, 2009 (See Note D – Goodwill).  Based on representations made by Dutchess, the $650,000 debt is governed by the November 2006 promissory note.  In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The First Dutchess Note matured on August 31, 2007.  Repayment of the face value will be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement.  If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off.  The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note.  The Company issued 6,300 Holder Shares, which will carry piggyback registration rights in the next registration statement.  An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included.  The $200,000 loan discount has been accreted: $40,000 was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007.  The balance payable as of June 30, 2009 was $650,000.

During the three and six months ended June 30, 2009, the Company recorded interest expense of $3,471 and $8,547 on the first two notes above.

NOTE F – SHAREHOLDER LOANS

From time to time, the Company’s CEO, Frank Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principle balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the three months ended June 30, 2009, the Company recognized $2,146 of interest expense related to this note.

NOTE G – COMMON STOCK

Warrants and stock options

As a result of the merger, all outstanding HBS stock options and warrants existing between HBS and various parties were terminated.  San West, Inc. has no such securities outstanding.

Common stock

In June 2008, the Company undertook a private placement memorandum offering of Six Million Three Hundred Twenty Three Thousand (6,323,000) shares of common stock. The stock was offered at a price of $0.158 per share. The private offering was to accredited investors (as defined by Regulation D and Regulation S under the Securities Act of 1993) through a subscription agreement that states the shares were purchased with the intention of holding the securities for investment purposes, with no intention of dividing or allowing others to participate in this investment or to sell the securities for at least one year in the event that the company becomes registered with the Securities and Exchange Commission.

During 2008, the Company issued 1,747,879 shares of commons stock for proceeds of $276,418. Of the stock issued in 2008, a total of 1,532,886 shares were issued as part of the private placement memorandum.

During the three months ended March 31, 2009, the Company issued 2,339,629 shares in exchange for $124,000 net of finder’s fees f $61,000.

During the three months ended June 30, 2009, 1,229,253 shares were issued from the existing outstanding shares of our CEO in exchange for $92,200 in gross proceeds or $60,944 net of finder’s fees of $31,256.

During the three months ended June 30, 2009, the Company received a notice of conversion to convert $42,500 in exchange for 850,000 shares of common stock that was issued in July and is recorded as common stock payable in the equity section of the Company’s balance sheet.

NOTE H – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  The purchase price of shares purchased under this Investment Agreement shall be equal to 95% of the lowest closing "best bid" price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement. The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $250,000. We filed a registration statement on Form S-1 in January 2009 to register for resale an aggregate of 36,675,551 shares of common stock issuable under this Investment Agreement; this registration statement was declared effective on January 30, 2009.

NOTE I – MERGER

On June 5, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“HBS”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) closed their Plan and Agreement of Triangular Merger (the “Plan of Merger”).  In accordance with the Plan of Merger, San West became a wholly-owned subsidiary of HBS through a merger with the Subsidiary.  The San West Stockholders received restricted HBS Common Stock at the rate of 3.16165 shares for each of their 4,136,836 shares issued and outstanding.  As a result, HBS issued 13,079,264 restricted shares in exchange for 100 percent of the outstanding capital stock of San West.  In addition, 817,454 restricted shares of the HBS Common Stock were issued to Dutchess Advisors, LLC as a finder’s fee.  HBS had 4,201,934 shares outstanding as of the Effective Date of the merger.  In total 18,098,652 shares are outstanding following the Effective Date of Merger.

HBS intends to carry on the business of San West as our sole line of business.  HBS has relocated its principal executive offices to 10350 Mission Gorge Road, Santee, California 92069, and has a telephone number of (714) 724-3355.

The Merger is being accounted for as a “reverse merger”.  San West is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and retained deficit of San West prior to the Merger will be reflected in the financial statements.  The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of San West, Inc. appearing elsewhere in this Current Report. The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2009 for purposes of the statement of operations for the three and six months ended June 30, 2009.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of San West, Inc. would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of San West, Inc. for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the San West, Inc. financial statements and notes thereto included elsewhere in this Current Report.

The summarized assets and liabilities of the purchased company (Human BioSystems) on June 5, 2009 were as follows:

Cash	$ 6,070
Other current assets	8,157
Fixed assets, net	65,960
$ 80,187
Current liabilities	$1,733,719
Total stockholders’ equity	(1,653,532)
$ 80,187

The condensed pro forma results of operations for the three and six months ended June 30, 2009 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 150,098	$ -	$ 150,098	$ 329,521	$ -	$ 329,521
Net income (loss)	$ (148,543)	$ 294,840	$ 146,297	$ (308,698)	$ 139,311	$ (169,387)

Weighted average shares outstanding
Basic and diluted			19,149,048			16,042,191
Shares issued for acquisition			5,019,386			5,019,386
Total Weighted average common shares outstanding			24,168,434			21,061,577

Net income (loss) per common share (basic and diluted)			$ 0.01			$ (0.01)

The condensed pro forma results of operations for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 14,361	$ -	$ 14,361	$ 24,685	$ -	$ 24,685
Net income (loss)	$ (18,810)	$ (396,600)	$ (415,410)	$ (27,627)	$ (761,600)	$ (789,227)

Weighted average shares outstanding
Basic and diluted			16,923,306			16,912,837
Shares issued for acquisition			1,864,541			1,748,682
Total Weighted average common shares outstanding			18,787,847			18,661,519

Net income (loss) per common share (basic and diluted)			$ (0.02)			$ (0.04)

NOTE J – SUBSEQUENT EVENTS

Pursuant to SFAS No. 165, “Subsequent Events”, the Company evaluated subsequent events through the date the accompanying financial statements were completed on August 14, 2009.

On July 9, 2009, Troy Flowers converted $25,000 of debt in exchange for 500,000 shares of common stock.

On July 20, 2009, the Company received $50,000 in exchange for the issuance of 1,400,000 shares of common stock.

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

Overview

General.

Our goal is to become one of the largest dealers of off-road buggies in the United States through acquisitions and internal growth. We design, manufacture, sell and repair off-road buggies, and additionally provide after market performance products and accessories for buggies.  Our products are sold both at our store and online while our buggy repair services are sold and fulfilled at our store.  Our goal is to address the growing demand for off-road vehicles while offering our customers the highest quality products at the most affordable and competitive prices, following up with customer care and support services.

Our plan of growth is to capitalize on the growth of the U.S. market for Chinese made off-road buggies and go karts, as well as to establish master dealer arrangements with leading brands, continue to expand our online sales and to leverage our equity to negotiate and acquire synergistic businesses.

The motorsports industry is highly fragmented with an estimated 4,000 retail stores throughout the United States. We are attempting to capitalize upon the consolidation opportunities available and increase our revenues and income by acquiring additional dealers and improving our performance and profitability.

We plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies that will enhance internal growth and profitability. By consolidating our corporate and administrative functions, we believe we can reduce overall expenses, simplify dealership management and create economies of scale.

We will specifically target dealers in markets with strong buyer demographics that, due to under-management or under-capitalization, are unable to realize their market share potential and can benefit substantially from our systems and operating strategy.

BuggyWorld, located in Santee, California, is our primary location to sell buggies, modification parts, and accessories for off-road buggies built in China for the U.S. market.  We currently utilize a “just-in-time” inventory system which reduces our overall inventory expense and risk.  We ship all requested kits and products within 72 hours of each order.

Overview of Economic Trends.

Effects of U.S. Credit Markets on Vehicle Financing

During 2007, the U.S. credit markets had dealt with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans. By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages. Mortgage default rates have continued to increase through the first nine months of 2008 and are expected to increase throughout the remainder of the year. Additionally, in 2008, as a result of these defaults and other global credit problems, several banking institutions that have, in the past, provided vehicle financing for off-road buggies and other powersports equipment have either ceased doing business or have significantly limited the availability of financing for off-road buggies and other powersports equipment. Furthermore, to the extent that financing continues to be available, it is generally only available to consumers with the highest credit ratings, but at interest rates between 14.9% to 19.9% per year, notwithstanding the Federal Reserve’s reduction of the federal discount rate to 1.25% on October 29, 2008, a situation which can be directly attributed to significant tightening of the global credit markets. During the year ended December 31, 2008 approximately 95% of our off-road buggy sales were financed. We believe that a significant portion of those sales were to customers who do not qualify as having the highest credit ratings and would therefore find it difficult to finance purchases of our products in the current economic environment. Additionally, since the reduction in the value of the securities markets has reduced the disposable income of many consumers, including those with the highest credit ratings, our sales have also been negatively impacted by the high interest rates being charged to those who can obtain financing. We believe that our sales will continue to be affected in a negative manner until the credit markets ease and financing becomes more readily available to potential customers for our products.

Effects of Changes in Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell significantly during the third quarter as a result of a significant reduction in demand caused by a severe weakening of the global economy. Increases in the price of gasoline to over $4.00 per gallon, during the first half of 2008, resulted in a reduction in demand for oil in the second half of 2008. This reduction in demand has continued, to a slightly lesser degree, during the first quarter of 2009 due to the overall weak global economy. Based on current economic forecasts for an extended global recession, we believe that it is reasonable to assume that there will continue to be a lessening of demand for oil throughout at least the first half of 2009, notwithstanding the lower price of oil. To the extent that gas prices remain at their current level of approximately $2.00 per gallon for an extended period of time or fall even further, it is possible that consumers will feel that they have more discretionary income to spend on off-road buggies and other powersports equipment, which may be considered more for entertainment and not essential. Notwithstanding these lower prices, there is no assurance that such lower gas prices will provide potential customers with more disposable income as a result of the overall weakness of the economy.

Effects of Increase in Unemployment

Recently, the rate of unemployment in the United States has reached a historically high level. In addition to all of the other current economic factors contributing to a reduction in sales, it seems very likely that a continued increase in the unemployment rate will have a negative impact on sales.

Overall impact on our Future Earnings

We intend to continue to evaluate and analyze our business decisions through effective inventory management.  As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used off-road buggies which have smaller ticket prices than new off-road buggies and provide us with profit margins that can be between 30% and 40% greater than sales of new off-road buggies. Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller off-road buggies which even when sold new sell at prices significantly less than the larger models. While we are hoping that this strategy will help to increase our sales through the remainder of 2009, until the credit markets are hopefully revived, there is no assurance that we will be successful. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we cannot assure you that these goals will be achieved at any level.

Seasonality.

Our products are subject to seasonality. Traditionally, the off-road buggy season begins in early September and runs until May.

Impact of Inflation.

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results, but there can be no assurance that this will continue to be so in the future.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

We consider that the following are critical accounting policies:

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  The Company’s inventory consists primarily of vehicle parts and complete vehicles.

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2008

Revenues

Net Revenue for the three months ended June 30, 2009 and 2008 was $150,098 and $14,361, respectively.  Net revenue for the six months ended June 30, 2009 was $329,521 and $24,685, respectively.  The three and six month revenue gains compared to the same period last year were $135,737 (945% increase) and $304,836 (1,235% increase), respectively, and due mainly to the inclusion of Buggy World sales in 2009 as a result of its acquisition in August of 2008.

Gross Profit

Gross profit for the three months ended June 30, 2009 and 2008 was $45,097 and -$11,426, respectively.  Gross profit for the six months ended June 30, 2009 and 2008 was $110,641 and -$13,648, respectively.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2009 were $175,859, an increase from $7,384 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 SG&A expenses were $399,595, an increase from $13,979 for the six months ended June 30, 2008.  The increase is due mainly to the purchase of Buggy World in August 2008 and resulting increases in personnel, facility, advertising, insurance and other general operating costs.

Other Income and Expense

We incurred interest expense of $11,195 and $21,346 for the three and six months ended June 30, 2009 with no interest expense in 2008.  Other income and other expense represent certain non-recurring items associated with our inventory and are expected to decrease substantially moving forward.

Net Loss

As a result of the foregoing factors, our net loss was $152,238, or $0.01 per share, for the three months ended June 30, 2009 compared to a loss of $18,810, or $0.00 per share for the three months ended June 30, 2008. For the six months ended June 30, 2009, our net loss was $312,393, or $0.02 per share compared to a loss of $27,627, or $0.00 per share for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by operations and capital raised through equity sales of our common stock. As of June 30, 2009, we had $14,779 in cash and cash equivalents, compared to $6,252 as of December 31, 2008.

As of June 30, 2009, we had outstanding liabilities of $3,152,540.  Of this amount, approximately$2,935,490 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to (i) seek one or more extensions for the payment of such amounts, (ii) refinance such debt to the extent available, (iii) raise additional equity capital or (iv) consummate any combination of the foregoing transactions.

Inventory Management.

We believe that successful inventory management is the most important factor in determining our profitability. In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models. For example, if we are unable to sell a significant portion of our 2008 models before the 2009 models are released, it could be very difficult for us to sell our remaining inventory of 2008 models. Therefore, our goal is to limit sales of carryover products (i.e. products that remain in inventory after the release of new models) to no more than 10% of our total sales each year. This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

Financing Activities

During 2008, San West, Inc. issued 1,747,879 shares of common stock in exchange for $276,418.

In August 2008, we commenced the process to reverse split our common stock which took effect on March 4, 2009.

During the six months ended June 30, 2009, 1) the Company issued 2,339,629 shares in exchange for $124,000 net of finder’s fees f $61,000, 2) 1,229,253 shares were issued from the existing outstanding shares of our CEO in exchange for $92,200 in gross proceeds to the Company or $60,944 net of finder’s fees of $31,256, 3) The Company received a notice of conversion to convert $42,500 of debt in exchange for 850,000 shares of common stock, 4) The Company canceled 7,904,147 founders shares in exchange for a $100,000 promissory note, and 5) In July 2009 we commenced a private placement to two accredited investors resulting in the issuance of 2,100,840 shares of our common stock in exchange for $75,000.

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

 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the six months ended June 30, 2009.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

In April, the Company issued 520,000 shares of restricted common stock in exchange for $26,000.

In May, the Company issued 3,975 shares of restricted common stock in exchange for $900 of accounts payable.

In June, the Company issued 13,896,718 shares as a result of the merger between San West, Inc and Human BioSystems.

In July, the Company issued 850,000 shares of common stock in exchange for a $42,500 reduction of our note convertible note payable.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.  Other Information .

Not applicable.

ITEM 6.  Exhibits.

Exhibit No.

Description

31.01

Rule 13a-14(a)/15d-14a Certification of Principle Executive Officer

31.02

Rule 13a-14(a)/15d-14a Certification of Principle Financial Officer

32.01

Section 1350 Certification of Principle Executive Officer

32.02

Section 1350 Certification of Principle Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAN WEST, INC.

Date: August 15, 2009

/s/ Frank Drechsler
Frank Drechsler
Chief Executive Officer

23