Form 10-Q
period 2009-09-30
San West, Inc
filed 2009-11-12
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-28413

SAN WEST, INC.

(formerly Human BioSystems)

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)
10350 Mission Gorge Road Santee, California (Address of principal executive offices)	92071 (Zip Code)
(619) 258-8770 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At October 28, 2009 the registrant had outstanding 22,298,652 shares of common stock, no par value per share.

SAN WEST, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited)

and  December 31, 2008

F-1

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2009 and 2008

F-2

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2009

F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2009 and 2008

F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-5-15

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

16-21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 4.

Controls and Procedures

22

Item 4(T).  Controls and Procedures

22

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A. Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

24

Item 1.  Financial Statements.

San West, Inc.
(formerly Human BioSystems)
Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	56,179	$ 6,252
Accounts receivable	2,661	16,201
Inventory (Note B)	408,392	653,546
Other current assets	8,157	2,343
Total current assets	475,389	678,342

Fixed assets (Note C)	196,186	130,226
Accumulated depreciation	(26,294)	(9,230)
Net fixed assets	169,892	120,996

Deposits	12,599	21,365
Goodwill (Note D)	2,420,636	288,989
Other Assets (Note D)	550,016	-
Total assets	$ 3,628,532	$ 1,109,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	993,285	540,263
Other current liabilities	243,423	17,849
Loans from shareholder's (Note D)	618,475	188,345
Loans payable (Note D & E)	646,500	80,000
Subsidiary purchase-current portion (Note D)	271,112	29,816

Total current liabilities	2,772,795	856,273

Subsidiary purchase (Note D)	-	241,296
Loans from shareholder's (Note F)	216,950	-
Total liabilities	2,989,745	1,097,569

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT) (Note G)
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 22,298,652 and 18,643,784 at September 30, 2009 and December 31, 2008, respectively.	1,384,799	371,198
Common stock payable	187,640	-
Retained (deficit)	(933,652)	(359,075)
Total stockholders' equity (deficit)	638,787	12,123
Total liabilities and shareholders equity (deficit)	$ 3,628,532	$ 1,109,692

The accompanying notes are an integral part of these financial statements

San West, Inc.
(formerly Human BioSystems)
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Revenue	$ 217,099	$ 141,534	$ 546,620	$ 166,219
Cost of goods sold	181,404	108,583	400,284	146,916
Gross profit	35,695	32,951	146,336	19,303

Expenses
Selling, general and administrative	284,867	146,802	684,462	160,781
Total expenses	284,867	146,802	684,462	160,781

Income (loss) from operations	(249,172)	(113,851)	(538,126)	(141,478)

Other income (expense)
Other income	227	1,325	11,665	1,325
Other expense	(2,380)	(377)	(15,911)	(377)
Interest expense	(10,859)	-	(32,205)	-
Total other income (expense)	(13,012)	948	(36,451)	948
Net loss	(262,184)	(112,903)	(574,577)	(140,530)

Net (loss) per common share basic	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)
Weighted average shares outstanding basic	21,561,417	17,920,268	17,126,665	17,248,858

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,609,965	-	1,617,185	-

The accompanying notes are an integral part of these financial statements

San West, Inc.
(formerly Human BioSystems)
Statement of Stockholder's Equity

					Total
	Common Stock			Accumulated	Stockholder's
	Shares	Amount	Payable	Deficit	Equity
Balances December 31, 2008	18,643,784	$ 371,198	$ -	$ (359,075)	$ 12,123

Issuance of common stock for cash
weighted average price of $.06
(net of offering costs of $61,000)	3,739,629	235,000			235,000
Common stock payable for cash
weighted average price of $.08
(net of offering costs of $53,750)			125,000		125,000
Common stock payable for services
weighted average price of $.09			62,640		62,640
Issuance of existing shares from CEO
for cash to the Company
weighted average price of $.08
(net of offering costs of $31,257)		92,200			92,200
Issuance of common stock for merger
weighted average price of $.14	5,019,386	700,908			700,908
Founder's shares retired in exchange
for a promissory note	(7,904,147)	(100,000)			(100,000)
Shares exchanged for debt
weighted average price of $.08	2,800,000	231,500			231,500
Investment offering costs		(146,007)			(146,007)
Net loss				(574,577)	(574,577)
Balances September 30, 2009 (Unaudited)	22,298,652	$ 1,384,799	$ 187,640	$ (933,652)	$ 638,787

The accompanying notes are an integral part of these financial statements

San West, Inc.
(formerly Human BioSystems)
Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	(574,577)	$ (140,530)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	17,064	524
Common stock to be issued for services	62,640	-
Changes in operating assets and liabilities:
Change in accounts receivable	13,540	(2,667)
Change in inventory	245,154	(707,022)
Change in other current assets	2,343	(1,768)
Change in deposits	8,766	(8,000)
Change in accounts payable	(263,963)	532,075
Change in other current liabilities	175,591	22,535

Net cash used by operating activities	(313,442)	(304,853)

Cash flows from investing activities:
Increase in goodwill	-	(288,989)
Assets acquired in purchase of Buggy World	-	(115,900)
Investment in merger with HBS	(28,000)	-
Cash acquired in merger	6,070	-
Purchase of fixed assets	-	(381)

Net cash provided by investing activities	(21,930)	(405,270)

Cash flows from financing activities:
Proceeds from the issuance of common stock	452,201	254,878
Stock sale offering costs	(146,007)
Proceeds from loans	54,000	358,202
Proceeds from shareholder loans	38,605	70,034
Payments on shareholder loans	(7,500)
Payments on notes payable	(6,000)	-

Net cash provided by financing activities	385,299	683,114

Net increase (decrease) in cash	49,927	(27,009)
Cash, beginning of period	6,252	39,753
Cash, end of period	$ 56,179	$ 12,744

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Other non-cash investing and financing activities:
Shares issued for services	$ 62,640	$ -
Shares issued for accrued interest	$ -	$ -
Shares issued for debt	$ 231,500	$ -
Founder's shares retired for promissory note	$ 100,000	$ -

The accompanying notes are an integral part of these financial statements

SANWEST, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of San West, Inc. as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as filed with the Securities and Exchange Commission as part of our Form 8-K/A filed on August 24, 2009.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

San West, Inc. (formerly Human BioSystems Acquisition Company) (“San West”, “the Company”, or “we”) is a Nevada Corporation, established in July, 2001.  The Company designs, manufacturers, sells and repairs off-road buggies, and additionally provides after market performance products and accessories for buggies. Its products are sold both at a physical location and online while the buggy repair services are sold and fulfilled at the physical location. Its primary service outlet, “Letz Go Racing Off-Road Center” is located in Huntington Beach, California and provides customers with modification parts, accessories and repair services for off-road buggies built in China for the U.S. market.

In August 2008, the Company purchased 100% of the outstanding stock of Buggy World, Inc. With the acquisition of Buggy World, San West expanded their presence in the southern California retail market.  The accompanying financial statements reflect the activity of Buggy World since its acquisition.

On June 5, 2009, San West completed a reverse merger with Human BioSystems by merging with Human BioSystems Acquisition Company a wholly owned subsidiary of Human BioSystems  Upon becoming effective, 1) 100% of San West outstanding common stock was exchanged for 13,079,264 shares of Human BioSystems common stock, 2) Human BioSystems Acquisition Company became the surviving entity and assumed all San West assets and liabilities and 3) Human BioSystems Acquisition Company changed its name to San West, Inc.  The authorized capital stock of San West, Inc (formerly Human BioSystems Acquisition Company) is 400,000,000 shares of common stock par value $.001 and 50,000,000 shares of preferred stock par value $.001.  The merger was accounted for as a “reverse merger”, wherein Human BioSystems Acquisition Company and Human BioSystems are treated as the acquiree for accounting purposes meaning the historical earnings, assets and liabilities of San West, Inc (pre merger) shall remain with the assets and liabilities of Human BioSystems Acquisition Company and Human BioSystems accounted for as a purchase by San West thus recapitalizing the previously reported financial position and statements of Human BioSystems.  Human BioSystems changed its name to San West, Inc. on July 31, 2009.  Herein, all references to “San West”, “the Company”, or “we” shall mean San West, Inc. and Human BioSystems, unless the context requires otherwise.  The Company is listed on the OTC Bulletin Board under the ticker symbol SNWT.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has been engaged primarily in product research and development, investigating markets for its products, developing manufacturing and supply chain partners, and developing distribution, licensing and other channel relationships.  In the course of funding research and development activities, the Company has sustained operating losses since inception and has an accumulated deficit of $933,652 and $359,075 at September 30, 2009 and December 31, 2008, respectively.  In addition, the Company has negative working capital of $2,297,406 and $177,931 at September 30, 2009 and December 31, 2008, respectively.

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

The Company depreciates its property and equipment on a straight line basis at the following rates as applied to net depreciable value:

Computer equipment and software:

3 years

Furniture and fixtures:

5 – 7 years

Machinery and equipment

5 – 7 years

Leasehold improvements

7 years

Long-Lived Assets

Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation si valued using the market price of the stock on the date of the related agreement.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Advertising Costs

The Company expenses all advertising as incurred.  For the three months ended September 30, 2009 and 2008, the Company incurred approximately $18,837 and $2, respectively in marketing and advertising expense.  For the nine months ended September 30, 2009 and 2008, the Company incurred approximately $34,877 and $4,091, respectively in marketing and advertising expense.

Earnings (Loss) per common share

The Company reports both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.

Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note J, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other on accounting for defensive intangible assets.”  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt,” with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives  and Hedging.”  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009.  The Company adopted this SFAS in the first quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners.  This update is effective for the Company as of January 1, 2009.  The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at September 30, 2009 and December 31, 2008:

	2009	2008
Parts	$169,487	$199,447
Vehicles	238,905	454,099
Inventory	$408,392	$653,546

NOTE C – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.  The medical research equipment was acquired in the merger with Human BioSystems.  That equipment is not being depreciated and will likely be transferred to certain parties within six months pursuant to the merger agreement (See Note I - Merger).  Fixed assets consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Computers	$8,419	$8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
Medical research equipment	65,960	-
	196,186	130,226
Accumulated depreciation	(26,294)	(9,230)
Fixed assets, net	$169,892	$120,996

Depreciation expense for the three months ended September 30, 2009 and 2008 was $5,688 and $171, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $17,064 and $524, respectively.

NOTE D – GOODWILL ($2,420,636)

Buggy World ($288,988)

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for Buggy World, Inc., including certain rights, title and interest to a recognized trade name within the industry, Johnson’s Bug, which has been active for 31 years in the same industry and locations.

As part of the purchase the Company issued two promissory notes totaling $278,202 as follows:

1.

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.  In addition, the note is personally guaranteed by Frank J. Drechsler, CEO and Bryan Britton, General Manager, of San West, Inc.  The note is currently in default due to non-payment of the required monthly payments.  As of December 31, 2008, this note was current with a total amount due of $256,112 with the current portion of the note totaling $14,816 and the non-current portion totaling $241,296.  As of September 30, 2009, the total due under this note was $270,895, including $14,783 of accrued interest and $256,112 of principle.  Accrued interest under this note is recorded under other current liabilities.  Due to the default, the note is due on demand and thus recorded as a current liability.

2.

On September 5, 2008, the Company agreed to purchase Johnson’s Bug Machine for $15,000.  Payments are due $5,000 after completion of the first referred job is complete and $1,000 per month thereafter.  This obligation is non interest bearing.

During the three and nine months ended September 30, 2009, the Company recorded interest expense of $4,780 and 14,783 on the promissory note above.

Human BioSystems ($2,131,648)

On June 5, 2009, Human BioSystems, Human BioSystems Acquisition Company (together “HBS”) and San West, Inc. closed their Plan and Agreement of Triangular Merger.  The Merger was accounted for as a “reverse merger,” as the stockholders of San West own a majority of the outstanding shares of HBS Common Stock immediately following the Merger.  San West is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of San West prior to the Merger are reflected in the financial statements at historical cost.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both HBS and San West, and historical operations of San West and HBS operations from the Effective Date of the Merger.  Following is a breakdown of the purchase price paid by San West for the merger:

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

NOTE E – LOANS PAYABLE ($646,500)

Loans payable consists of three loans as follows:

1.

($74,000) On August 10, 2008 the Company issued a promissory note to Seacoast Advisors, Inc. in exchange for $80,000.  On February 13, 2009 the original promissory note was canceled and replaced with a convertible promissory note.  The terms of the new note and original note did not change except for the addition of a conversion feature in the new note.  The new note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009, requires only one principal and interest payment upon maturity and is convertible into common stock of the Company at the rate of 20 shares for each dollar of outstanding principle and interest and upon written notice from Seacoast Advisors, Inc.  On September 30, 2009 the maturity date of the note was extended to September 30, 2010.  During the nine months ended September 30, 2009, the Company made a $6,000 payment.

2.

($54,000) On September 30, 2009 the Company issued an Addendum to the Seacoast Advisors, Inc. February 13, 2009 note above increasing the loan balance by $54,000.  The addendum extended the maturity date of the note above and the $54,000 to September 30, 2009.  The addendum also changed the conversion price of the $54,000 to $0.35 per share compared to $0.05 per share for the original amount above.  All other terms and conditions are unchanged.

3.

($100,000) On February 13, 2009 the Company issued a promissory note to Kelly Clark with a face amount of $100,000 in exchange for Ms. Clark retiring 7,904,147 shares of the Company’s common stock that was originally issued to Ms. Clark in 2005.  The note accrues interest at eight percent (8%) per annum, is due in one year or February 13, 2010 and requires only one principal and interest payment upon maturity.  As of September 30, 2009, the total due under this note was $105,019, including $5,019 of accrued interest and $100,000 of principle.  Accrued interest under this note is recorded under other current liabilities.

4.

(418,500) Represents the promissory notes assumed from Dutchess Private Equities L.P. pursuant to the HBS merger effective June 5, 2009 (See Note D – Goodwill).  Based on representations made by Dutchess, the $650,000 debt is governed by the November 2006 promissory note.  In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The First Dutchess Note matured on August 31, 2007.  Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement.  If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off.  The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note.  The Company issued 6,300 Holder Shares, which will carry piggyback registration rights in the next registration statement.  An additional 6,200 shares will be required each time an eligible registration statement is filed and the shares are not included.  The $200,000 loan discount has been accreted: $40,000 was accreted during the year ended December 31, 2006 and $160,000 was accreted during the year ended December 31, 2007.  During the nine months ended September 30, 2009 $231,500 was converted into 2,800,000 shares of common stock.

During the three and nine months ended September 30, 2009, the Company recorded interest expense of $3,642 and $12,189 on the first two notes above.

NOTE F – SHAREHOLDER LOANS

($216,950) From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principle balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the three and nine months ended September 30, 2009, the Company recognized $2,187 and $4,333, respectively of interest expense related to this note.

($2,500) Represents the Company’s obligation to Bryan Britton, general manager and cofounder for unpaid salary.

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

During the nine months ended September 31, 2009, the Company received gross proceeds of $360,000 in exchange for 5,350,737 shares of common stock of which $125,000 or 1,611,108 shares were unissued as of September 30, 2009 but were included in the computation of earnings per share.

During the nine months ended September 31, 2009, the Company received services valued at $62,640 in exchange for 696,000 shares of common stock which were unissued as of September 30, 2009 but were included in the computation of earnings per share.

During the nine months ended September 30, 2009, 1,229,253 shares were issued from the existing outstanding shares of our CEO in exchange for $92,200 in gross proceeds.

During the nine months ended September 30, 2009, the Company converted $231,500 of our Dutchess Notes and issued 2,800,000 shares of common stock.

2009 San West Long Term Equity Incentive Plan

On July 21, 2009, the Board of Directors of the Company adopted the 2009 San West Long Term Equity Incentive Plan (the “Stock Incentive Plan”).  The Stock Incentive Plan provides for equity incentive benefits to awardees in the form of option rights or appreciation rights, restricted stock, restricted stock units, and/or performance shares or performance units.  The total number of shares of Common Stock which may be awarded under the Plan is 50,000,000.  If any awarded shares are forfeited, they become available for future issuance.  An annual aggregate limit of 5,000,000 shares is set for any participant.  The terms of each award are determined by the board and are to be evidenced in writing.  No equity awards have been issued under the 2009 San West Long Term Equity Incentive Plan as of the date of this report.

NOTE H – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  The purchase price of shares purchased under this Investment Agreement shall be equal to 95% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement.  The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the ten trading days prior to the notice of our put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $250,000.  We filed a registration statement on Form S-1 in January 2009 to register for resale an aggregate of 36,675,551 shares of common stock issuable under this Investment Agreement; this registration statement was declared effective on January 30, 2009.

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

The Merger is being accounted for as a “reverse merger.”  San West is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and retained deficit of San West prior to the Merger will be reflected in the financial statements.  The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of San West, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2009 for purposes of the statement of operations for the three and nine months ended September 30, 2009.

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

The summarized assets and liabilities of the purchased company (Human BioSystems) on June 5, 2009 were as follows:

Cash	$ 6,070
Other current assets	8,157
Fixed assets, net	65,960
$ 80,187
Current liabilities	$ 1,733,719
Total stockholders’ equity	(1,653,532)
$ 80,187

The condensed pro forma results of operations for the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 217,099	$ -	$ 217,099	$ 546,620	$ -	$ 546,620
Net income (loss)	$ (262,184)	$ 294,840	$ 32,656	$ (570,882)	$ 139,311	$ (431,571)

Weighted average shares outstanding
Basic			21,561,417			17,126,665

Net income (loss) per common share (basic and diluted)			$ 0.00			$ (0.03)

The condensed pro forma results of operations for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 141,534	$ -	$ 141,534	$ 166,219	$ -	$ 166,219
Net income (loss)	$ (112,903)	$ (396,600)	$ (509,503)	$ (140,530)	$ (761,600)	$ (902,130)

Weighted average shares outstanding
Basic			17,920,268			17,248,858

Net income (loss) per common share (basic and diluted)			$ (0.03)			$ (0.05)

NOTE J – SUBSEQUENT EVENTS

Pursuant to SFAS No. 165, “Subsequent Events,” the Company evaluated subsequent events through the date the accompanying financial statements were completed on November 9, 2009.

From October 1 through the date of this report, the Company received $281,000.  In exchange, the Company will issue 802,857 shares.

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

Buggy World, located in Santee, California, is our primary location to sell buggies, modification parts, and accessories for off-road buggies built in China for the U.S. market.  We currently utilize a “just-in-time” inventory system which reduces our overall inventory expense and risk.  We ship all requested kits and products within 72 hours of each order.

The Merger

On April 3, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“Human BioSystems”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) entered into a Plan and Agreement of Triangular Merger (the “Plan of Merger”).  On April 7, 2009, Human BioSystems filed an 8-K with respect to the Plan of Merger.  Included in the 8-K, was a copy of the Plan of Merger and a description of the Plan of Merger.  On May 7, 2009, we filed with the Securities and Exchange Commission a Current Report on Form 8-K/A Amendment No. 2.  On June 9, 2009, we filed with the Securities and Exchange Commission a Current Report on Form 8-K/A Amendment No. 3 to report the closing of the Plan of Merger on June 5, 2009.  On August 21, 2009, we filed with the Securities and Exchange Commission a Current Report on Form 8-K/A Amendment No. 4 to report the financial information that was required to be presented as a result of the closing of the Plan of Merger described in our earlier Current Reports referenced herein.  On August 25, 2009, we filed with the Securities and Exchange Commission a Current Report on Form 8-K/A Amendment No. 5 to include a consent of auditors which had been inadvertently omitted in our Current Report on Form 8-K/A Amendment No. 4 referenced herein.  All of our referenced Current Reports on Form 8-K described above are expressly incorporated herein by reference.

Accounting Treatment; Change of Control.  The Merger was accounted for as a “reverse merger,” as the stockholders of San West owned a majority of the outstanding shares of Human BioSystems Common Stock immediately following the Merger.  San West was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of San West prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of San West.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both Human BioSystems and San West, historical operations of San West and our Human BioSystems operations from the Effective Date of the Merger.  As a result of the issuance of the shares of the Human BioSystems Common Stock pursuant to the Merger, a change in control of Human BioSystems occurred on the Effective Date of the Merger.  Except as described herein, no arrangements or understandings existed among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a future change of control of Human BioSystems.  Human BioSystems, for the foreseeable future, will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Merger.

On June 5, 2009, in accordance with the Plan of Merger, San West became a wholly-owned subsidiary of Human BioSystems through a merger with the Subsidiary, and the San West Stockholders received 3.16 shares of the Human BioSystems Common Stock for each issued and outstanding share of San West Common Stock.  As a result, at the Effective Date, in exchange for 100 percent of the outstanding capital stock of San West, the San West Stockholders received 13,079,264 shares of the Human BioSystems Common Stock, which represents approximately 72.26 percent of the Human BioSystems Common Stock following the Merger.  In addition, 817,454 shares of the Human BioSystems Common Stock were issued to Dutchess Advisors, LLC as a finder’s fee.

On the Effective Date of the Merger, there were 3,995,541 shares of the Human BioSystems Common Stock outstanding owned by the Human BioSystems Stockholders who were not “affiliates” as defined in the Securities Act.  These 3,995,541 shares constituted the “public float” of Human BioSystems prior to the Merger and will continue to represent the only shares of the Human BioSystems Common Stock that are currently eligible for resale under Rule 144.

The shares of Human BioSystems Common Stock issued to the San West Stockholders in connection with the Merger were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares contain a legend stating the same.

Prior to the Merger, there were no material relationships between Human BioSystems or San West, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Changes Resulting from the Merger.  Human BioSystems intends to carry on the business of San West as our sole line of business.  Human BioSystems has relocated its principal executive offices to 10350 Mission Gorge Road, Santee, California 92069, and has a telephone number of (714) 724-3355.

We changed our name from Human BioSystems to San West, Inc.  San West was the surviving corporation, and its articles of incorporation and bylaws in existence on the date of such merger are our articles of incorporation and bylaws going forward.  Copies of the San West articles of incorporation and bylaws are have been previously filed as exhibits to our Current Report reporting the Merger.

Description of Business

Except as otherwise indicated by the context, references in this Current Report to “we,” “us,” “our,” the “company” or “San West” are to the business of San West, Inc.  Inasmuch as we intend to merge our wholly-owned subsidiary, San West, Inc., into Human BioSystems and change our state of incorporation to Nevada from California and our corporate name to San West, Inc. and cease all operations that were formerly conducted by Human BioSystems, the discussion of our business both past and future will be limited to San West, Inc., except where the context may refer to Human BioSystems in certain specific instances.  Further, as a condition of the Merger, all compensation and option agreements with the former officers and directors of Human BioSystems have been terminated.  However, we remain obligated to pay the debts of Human BioSystems reflected on its financial statements as of the date of the Merger.

17

Change of Control

Effective as of June 5, 2009, a change in control of Human BioSystems occurred.  Prior to the Merger, San West was a privately-held company.  San West was incorporated on July 17, 2001 in the State of Nevada and is located at 10350 Mission Gorge Road, Santee, California 92069.

Overview of Economic Trends.

Effects of U.S. Credit Markets on Vehicle Financing

Beginning in 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans.  By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages.  Mortgage default rates continued to increase throughout 2008 and the first half of 2009.  While of late the rate of default has leveled off, the rate of default is still at historically high levels.  Additionally, in 2008 and 2009, as a result of these defaults and other global credit problems, several banking institutions that have, in the past, provided vehicle financing for off-road buggies and other powersports equipment have either ceased doing business or have significantly limited the availability of financing for off-road buggies and other powersports equipment.  Furthermore, to the extent that financing continues to be available, it is generally only available to consumers with the highest credit ratings, but at interest rates between 7.3% to 21.1% per year, notwithstanding the Federal Reserve’s reduction of the federal discount rate to 0.50% effective December 15, 2008, a situation which can be directly attributed to significant tightening of the global credit markets.  During the year ended December 31, 2008, approximately 95% of our off-road buggy sales were financed compared to approximately  75% during the nine months ended September 31, 2009.  We believe that a significant portion of those sales were to customers who do not qualify as having the highest credit ratings and would therefore find it difficult to finance purchases of our products in the current economic environment.

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

Effects of Changes in Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell significantly during the third quarter as a result of a significant reduction in demand caused by a severe weakening of the global economy. Increases in the price of gasoline to over $4.00 per gallon, during the first half of 2008, resulted in a reduction in demand for oil in the second half of 2008. This reduction in demand has continued, to a slightly lesser degree, during the first quarter of 2009 due to the overall weak global economy. Based on current economic forecasts for an extended global recession, we believe that it is reasonable to assume that there will continue to be a lessening of demand for oil throughout at least the first half of 2009, notwithstanding the lower price of oil. To the extent that gas prices remain at their current level of approximately $2.95 per gallon for an extended period of time or fall even further, it is possible that consumers will feel that they have more discretionary income to spend on off-road buggies and other powersports equipment, which may be considered more for entertainment and not essential. Notwithstanding these lower prices, there is no assurance that such lower gas prices will provide potential customers with more disposable income as a result of the overall weakness of the economy.

Effects of Increase in Unemployment

Recently, the rate of unemployment in the United States has reached an historically high level.  In addition to all of the other current economic factors contributing to a reduction in sales, it seems very likely that a continued increase in the unemployment rate will have a negative impact on sales.

Overall impact on our Future Earnings

We intend to continue to evaluate and analyze our business decisions through effective inventory management.  As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings.  We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used off-road buggies which have smaller ticket prices than new off-road buggies and provide us with profit margins that can be between 30% and 40% greater than sales of new off-road buggies.  Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller off-road buggies which even when sold new sell at prices significantly less than the larger models.  While we are hoping that this strategy will help to increase our sales through the remainder of 2009, until the credit markets are hopefully revived, there is no assurance that we will be successful.  Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings.  These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold.  While it is management’s intent to pursue the goals described herein, we are uncertain that these goals will be achieved at any level.

Seasonality.

Our products are subject to seasonality.  Traditionally, the off-road buggy season begins in early September and runs until May.

Impact of Inflation.

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services.  We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future.

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

•

We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

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

Critical Accounting Policies - Inventories

Inventories are valued at the lower of cost or market.  Cost is determined on an average cost basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  San West’s inventory consists primarily of vehicle parts and complete vehicles.

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared With Three and Nine Months Ended September 30, 2008.

Revenues

Net Revenue for the three months ended September 30, 2009 and 2008 was $217,099 and $141,534, respectively.  Net revenue for the nine months ended September 30, 2009 and 2008 was $546,620 and $166,219, respectively.  The three and nine month revenue gains compared to the same period last year were $75,565 (53% increase) and $380,401 (229% increase), respectively, and due mainly to the inclusion of Buggy World sales in 2009 as a result of its acquisition in August of 2008.

Gross Profit

Gross profit for the three months ended September 30, 2009 and 2008 was $35,695 and $32,951, respectively.  Gross profit for the nine months ended September 30, 2009 and 2008 was $146,336 and $19,303, respectively.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2009 were $284,867, an increase of $138,065 from $146,802 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 SG&A expenses were $684,462, an increase of $523,681 from $160,781 for the nine months ended September 30, 2008.  The increase is due mainly to the purchase of Buggy World in August 2008 and resulting increases in personnel, facility, advertising, insurance and other general operating costs.

Other Income and Expense

We incurred interest expense of $10,859 and $32,205 for the three and nine months ended September 30, 2009 with no interest expense in 2008.  Other income and other expense represent certain non-recurring items associated with our inventory and are expected to decrease substantially moving forward.

Net Loss

As a result of the foregoing factors, our net loss was $262,184, or $0.01 per share, for the three months ended September 30, 2009 compared to a loss of $112,903, or $0.01 per share for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, our net loss was $574,577, or $0.03 per share compared to a loss of $140,530, or $0.01 per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by operations and capital raised through equity sales of our common stock.  As of September 30, 2009, we had $56,179 in cash and cash equivalents, compared to $6,252 as of December 31, 2008.

As of September 30, 2009, we had outstanding liabilities of $2,989,745.  Of this amount, approximately $2,772,795 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

•

Seek one or more extensions for the payment of such amounts;

•

Refinance such debt to the extent available; Raise additional equity capital; or

•

Consummate any combination of the foregoing transactions.

Inventory Management

We believe that successful inventory management is the most important factor in determining our profitability.  In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models.  For example, if we are unable to sell a significant portion of our 2009 models before the 2010 models are released, it could be very difficult for us to sell our remaining inventory of 2009 models.  Therefore, our goal is to limit sales of carryover products (i.e., products that remain in inventory after the release of new models) to no more than 10% of our total sales each year.  This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

Financing Activities

During 2008, San West, Inc. issued 1,747,879 shares of common stock in exchange for $276,418.

In August 2008, we commenced the process to reverse split our common stock which took effect on March 4, 2009.

During the nine months ended September 30, 2009, San West:

•

Received gross proceeds of $360,000 in exchange for 5,350,737 shares of common stock of which $125,000 or 1,611,108 shares were unissued as of September 30, 2009 and for which we paid $114,750 in finder’s fees;

•

Received services valued at $62,640 in exchange for 696,000 shares of common stock which were unissued as of September 30, 2009;

•

Received $60,944 upon the transfer of 1,229,253 shares from the existing outstanding shares of our chief executive officer net of finder’s fees of $31,256;

•

Converted $231,500 of our Dutchess Notes and issued 2,800,000 shares of common stock; and

•

Canceled 7,904,147 founders’ shares in exchange for a $100,000 promissory note.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2009, San West issued 5,811,108 shares of its common stock in private transactions not involving a public offering, as follows:

•

On July 1, 2009, San West issued 850,000 shares of common stock  in exchange for a $34,000 reduction of our convertible note payable to Dutchess.

•

On July 10, 2009, San West issued 500,000 shares of common stock to in exchange for a $20,000 reduction of our convertible note payable to Dutchess.

•

On July 20, 2009, San West issued 1,400,000 shares of restricted common stock in exchange for $50,000 from an investor.

•

In connection with a private placement, from July 1, 2009 through September 30, 2009, San West received $125,000 from thirteen separate investors in exchange for 1,611,108 shares of restricted common stock to such investors.  As of September 30, 2009 the related common stock was not issued.

•

From September 16, 2009 through September 30, 2009, San West issued 1,450,000 shares of common stock in exchange for a $177,500 reduction of our convertible note payable to Dutchess.

All funds received from the sale of our shares were used for working capital purposes.

All shares bear a legend restricting their disposition.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the SEC, including the following:

•

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•

The information contained in an annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by San West under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in San West’ affairs that are not disclosed in the documents furnished.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Bryan Britton, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Bryan Britton, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: November 9, 2009

By /s/ Frank J. Drechsler

    Frank J. Drechsler, Chief Executive Officer

By /s/ Bryan Britton

    Bryan Britton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Drechsler	Chief Executive Officer and Director	November 9, 2009
/s/ Bryan Britton	Chief Financial Officer and Director	November 9, 2009