Form 10-K
period 2009-12-31
San West, Inc
filed 2010-04-15
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or
Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes[X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes  No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on April 7, 2010 (based on the closing sale price of $0.09 per share of the registrant’s common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately $6,095,200.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 7, 2010 the registrant had outstanding 139,482,254 shares of common stock, no par value per share.

Table of Contents

Item 1.

Business

1

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

7

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8.

 Financial Statements and Supplementary Data

F-1-23

Item 9.

 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

14

Item 9A.

Controls and Procedures

14

Item 9A(T).

Controls and Procedures

14

Item 9B.

Other Information

15

Item 10.

Directors, Executive Officers and Corporate Governance

16

Item 11.

Executive Compensation

17

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

18

Item 13.

Certain Relationships and Related Transactions and Director Independence

19

Item 14.

Principal Accounting Fees and Services

19

Item 15.

Exhibits, Financial Statement Schedules.

20

Signatures

22

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

ITEM 1.

BUSINESS

The Merger

On April 3, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“Human BioSystems”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) entered into a Plan and Agreement of Triangular Merger (the “Plan of Merger”).

On June 5, 2009, in accordance with the Plan of Merger, San West became a wholly-owned subsidiary of Human BioSystems through a merger with the Subsidiary, and the San West Stockholders received 3.16 shares of the Human BioSystems common stock for each issued and outstanding share of San West common stock.  As a result, at the Effective Date, in exchange for 100 percent of the outstanding capital stock of San West, the San West Stockholders received 65,396,320 shares of the Human BioSystems common stock, which represents approximately 72.26 percent of the Human BioSystems common stock following the Merger.  In addition, 4,087,270 shares of the Human BioSystems common stock were issued to Dutchess Advisors, LLC as a finder’s fee.

On the Effective Date of the Merger, there were 19,977,705 shares of the Human BioSystems common stock outstanding owned by the Human BioSystems Stockholders who were not “affiliates” as defined in the Securities Act.  These 19,977,705 shares constituted the “public float” of Human BioSystems prior to the Merger and continue to represent the only shares of the Human BioSystems common stock that are currently eligible for resale under Rule 144.

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

Changes Resulting from the Merger

Human BioSystems intends to carry on the business of San West as our sole line of business.  Human BioSystems has relocated its principal executive offices to 10350 Mission Gorge Road, Santee, California 92069, and has a telephone number of (619) 258-8770.  We changed our name from Human BioSystems to San West, Inc. on July 31, 2009.  Since our acquisition of Buggy World, Inc. in August 2008, San West has also done business under the name of “Buggy World.”

Appointment of New Officers and Directors

Harry Masuda, David Winter, Paul Okimoto, and Luis Toledo resigned as officers and directors of Human BioSystems as of June 5, 2009.  There was no known disagreement with Messrs. Masuda, Winter, Okimoto, and Toledo on any matter relating to our operations, policies, or practices.  Pursuant to the terms of the Plan of Merger, Frank J. Drechsler and Bryan Britton were elected as new directors and officers of Human BioSystems, as of the Effective Date.  Todd M. Pritcher was elected as our corporate secretary, but he was replaced By Mr. Britton on November 2, 2009.  See “Management.”

Our Business and Products Going Forward

The discussion of our business after the Effective Date relates to San West.  Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “company” or “San West” are to the business of San West, Inc.  Inasmuch as we have ceased all operations that were formerly conducted by Human BioSystems, the discussion of our business both past and future will be limited to San West, Inc., except where the context may refer to Human BioSystems in certain specific instances.  Further, as a condition of the Merger, all compensation and option agreements with the former officers and directors of Human BioSystems have been terminated.  However, we remain obligated to pay the debts of Human BioSystems reflected on its financial statements as of the date of the Merger.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” as the stockholders of San West owned a majority of the outstanding shares of Human BioSystems common stock immediately following the Merger.  San West was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of San West prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of San West.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both Human BioSystems and San West, historical operations of San West and our Human BioSystems operations from the Effective Date of the Merger.  As a result of the issuance of the shares of our Human BioSystems common stock pursuant to the Merger, a change in control of Human BioSystems occurred on the Effective Date of the Merger.  Except as described herein, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a future change of control of Human BioSystems.  Human BioSystems, for the foreseeable future, will continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger.

Business Overview

We design, manufacturer, sell and repair off-road buggies, and additionally provide after market performance products and accessories for buggies.  Our products are sold both at our store and online while our buggy repair services are sold and fulfilled at our store.  Our goal is to address the growing demand for off-road vehicles while offering our customers the highest quality products at the most affordable and competitive prices, following up with customer care and support services.

Our plan of growth is to capitalize on the growth of the U.S. market for Chinese made off-road buggies and go karts, as well as to establish master dealer arrangements with leading brands, continue to expand our online sales and to leverage our equity to negotiate and acquire synergistic businesses.

Chinese manufacturers have taken the lead in production of the newest generation of off-road buggies and go karts that are being widely accepted by consumers in the United States resulting in a supply-demand issue in terms of quality repair shops capable of provides adequate support as well as in the development of modification kits and performance add-ons for them.  Our goal is to address this growing demand while offering our customers the highest quality products at the most affordable and competitive prices, and following up with excellent customer care and support services.

Our Industry

Off-road vehicles are a $13.5 billion market, according to the trade journal Off-Road Impact.  Off-road karting uses a four-wheeled powered vehicle designed for off-road use as opposed to the longer established activities of racing go karts used for racing on a paved road circuit.  Off-road karting is now a well established and popular activity with a burgeoning range of vehicles, options and adherents.

Just as the automobile is undergoing evolutionary changes, noticeably in the field of “off-road” use, the smaller recreational vehicles called “go karts” have spawned a new generation of vehicle for off-road use.  The origins of using a go kart sized vehicle for off-road use undoubtedly had many stages of development and claimants whose home-made vehicles were “the first” off-road go karts.  The first manufactured off-road go kart was from Honda who released in 1977 a vehicle they called the “Odyssey,” essentially an off-road go kart with a 250 cc two stroke engine, single seat, and a CVT automatic transmission.  The main differences to the traditional racing go kart were a bigger size of tires (giving greater ground clearance and off-road traction) and a roll cage.

The Odyssey proved to be a very popular vehicle and in 1985, Honda made major upgrades to the Odyssey and released the FL350.  Changes were an improved roll cage, 350 cc engine with electric starter, and a full front and back suspension system.  Then in late 1989, Honda released the FL 400.  In addition to the increased engine size (a liquid cooled 400 cc unit) it was available in an optional two side by side seating configuration and had its suspension improved to handle the extra load.  However, these modifications resulted in an expensive vehicle with disappointing sales which caused Honda to cease manufacture in 1990.

Although today these aging Honda units are still to be found and have an enthusiastic following, their main achievement was to create a pool of enthusiasts alerted to the possibilities of off-road small vehicle fun and keen to develop these possibilities.  Chinese manufacturers have taken the lead in the production of the newest generation of off-road buggies and go karts that are being widely accepted by U.S. consumers resulting in a supply-demand issue in terms of quality repair shops capable of providing adequate support as well as in the development of modification kits and performance add-ons for them.

Our Business Plan

It is our plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies.  We believe this will enhance internal growth and profitability.  We believe that by consolidating these functions we will be able to reduce overall expenses, simplify dealership management, create economies of scale with leveraged buying power and provide a level of expertise that would otherwise be unavailable to each dealership individually.

Our Primary Service Outlet.  BuggyWorld.net, located in Santee, California, is our primary location to sell buggies, modification parts, and accessories for off-road buggies built in China for the U.S. market.  We currently utilize a “just-in-time” inventory system which reduces our overall inventory expense and risk.  We typically carry about six of each available kit in stock at the time.  Additional parts can typically be received within 24-hours if we are currently out of stock.  We ship all requested kits and products within 72 hours of each order.

Online Strategy.  We have established an online sales presence at www.merchantdirectdepot.com and through Amazon wherein we sell our own products and resell others through strategic partnerships.  We believe that online sales will continue to be an important component of our growth strategy in that the nature of the business provides for greater price elasticity and less inventory risk than is available in a brick-and-mortar environment.

However, we intend to expand our brick and mortar presence to four stores which we expect will position us to negotiate exclusive sales rights on a regional basis for several key brands.  We believe operating leverage through store expansion is critical to our success in securing competitive advantages in the market with leading brand names.

We currently own the rights to the following Internet domains:

•

www.buggyworld.net;

•

www.buggynation.com;

•

www.theoffroadspot.com;

•

www.bmxturbo.com;

•

www.joynerturbo.com;

•

www.roketaturbo.com;

•

www.letzgoracingoffroadcenter.com; and

•

www.letsgoracingoffroadcenter.com.

Acquisition Strategy.  In August 2008, we purchased Buggy World, Inc., located in Santee, California, and now our primary service outlet, for $613,202 which we believe is extremely synergistic to our core offerings.  Buggy World achieved revenue of $1.6 million in sales during 2007 and is particularly well-positioned for growth in the Southern California region, which is our core market.  The purchase price was raised through loans from our stockholders and a loan from Cambio Enterprises, Inc.  According to the terms of the sale, we purchased 100 percent of the outstanding shares of Buggy World, Inc., which included all of the assets listed on its books at the time of the sale.  Buggy World, Inc. continues to operate as our wholly-owned subsidiary.  The financial statements attached to this report reflect the activity of San West, Inc. for the years ending December 31, 2009 and 2008 and Buggy World, Inc. for the period from August 15, 2008 through December 31, 2009.

As we acquire new dealerships, we intend to automate as many functions as we can to reduce overall expenses, simplify operations and dealer management and to create economies of scale with leveraged buying power as well as to provide a level of expertise that would otherwise be unavailable to each dealership individually.

We have identified the following strategic components as integral to our overall success and profitability:

•

Sales and Service Effectiveness.  Consumers have become more sophisticated in evaluating and purchasing products, as a result of the wide-spread availability of the Internet and greater access to information, and, as a result, require a more comprehensive offering, as well as intelligent and informative presentations.

•

Competitive Workforce Development.  A significant portion of the compensation we pay to our sales staff is commission based.  We believe that commission-based compensation provides incentive for our salespersons to expend their greatest efforts to sell our products and services.  Since their compensation is directly related to our sales, our ability to hire successful salespersons is conditioned upon their belief that our dealerships will generate significant traffic necessary to maximize sales opportunities.

•

E-Commerce and Mail Order Opportunities.  We have developed e-commerce and mail order strategies for the sales of parts and accessories that are expected to expand our customer base outside of our dealership territories.  We believe that the expansion of our business, over the Internet and through mail order business, will assist us in the development of a national presence and create customer interest to visit one of our stores, as well as create additional opportunities for strategic business relationships with dealerships outside of the territories where our dealerships are located.

Our Products

We specialize in developing and marketing products and services for off-road enthusiasts.  We conduct our business primarily at our facilities in San Diego, California.  We believe that the ratio of online transactions to our total transactions will continue to increase as the Internet population grows

We offer the following products and services to our customers:

•

Buggy sales;

•

Buggy repair;

•

Turbo kits;

•

Suspension work kits;

•

Tires;

•

Rims;

•

Shocks;

•

Spindles; and

•

Pistons.

In addition to product sales, we also provide servicing and repair services for the products we sell as a courtesy to our customers, and third-party products as well.  These services, which are provided by mechanics, include crash repairs (body work) and normal wear and tear installation and repairs such as brake replacement, repair of exhaust systems, shock absorber replacement, battery replacement, oil changes and tune-ups.  We do not have any plans to increase this part of our business, in the future, as we do not believe that servicing and repairs offers any opportunity for producing significant income for our business.

Sales and Marketing

We plan to attend and present at industry tradeshows and also intend to market our products through television, radio, print and outdoor advertising.  Advertising costs will be funded primarily through cooperative advertising programs established by the manufacturers of the products.  Under these programs, most dealers have access to certain capital per unit sold during the previous year.  It is our strategy to acquire and use the maximum amount of advertising funds available to us.

Since our online store has been operated only since 2006, we currently do not have strong brand identity or brand loyalty.  We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers to our online store and developing additional relationships with suppliers and securing contracts to directly ship our products.  In order to attract customers to our online store and respond to competitive pressures, we may be forced to spend substantial funds to create and maintain brand recognition among consumers and suppliers.  We believe that advertising rates and the cost of our advertising campaigns in particular, could increase substantially in the future.  If our branding efforts are not successful, our ability to earn revenues and sustain our operations will be harmed.

Promotion and enhancement of our online store will also depend on our success in consistently providing high-quality products to our customers.  Since we rely on suppliers to directly ship products purchased to our customers, if our suppliers do not ship quickly, or if our consumers do not perceive the products we offer as superior, the value of the our San West brand could be harmed.  Any brand impairment or dilution could decrease the attractiveness of San West to one or more of these groups, which could harm our business, results of operations and financial condition.

Supplier Relationships

We have cultivated and maintained good relationships with our kart and accessory suppliers.  We have a team of employees dedicated to enhancing our relationship with existing suppliers and develop relationships with prospective suppliers.

Competition

The off-road power sports retailing industry is highly competitive with respect to price, service, location and selection.  There are an estimated 4,000 retail stores throughout the United States.  We compete with numerous dealerships in each of our market segments, many of which are large and have significant financial and marketing resources.  We also compete with private market buyers and sellers of used off-road kart dealers that sell used karts and other power sports products, service center chains and independent shops for service and repair business.  Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs.

In many states, dealerships have an exclusive five to 10-mile franchised territory, similar to automobile dealerships.  While franchised territories can sometimes restrict market entry and subsequently market penetration; franchise restrictions can likewise provide protection from over-saturation.

The principal competitive factors include size of customer base, customer loyalty, product breadth, availability of service, pricing and brand recognition.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the off-road kart market in the U.S. and distinguish us from our competitors:

•

Exclusivity for Key Brands.  In San Diego, California we have exclusive rights to sell key brands which limits direct competition to our core target consumer base.

•

Excellent Service Infrastructure.  We have the ability to service all makes and models including imports, which enables us to attract and expand our consumer service base and create potential for up-selling.

•

Excellent Sales Force and Comprehensive Customer Service.  We place significant emphasis on technology, personnel and training to facilitate consistently superior customer service and support, which we believe is critical to our long-term success.

Intellectual Property

Our intellectual property rights include trademarks and Internet domain names, discussed above, associated with the names “Buggy Nation,” “Offroad Spot,” “BMS Turbo,” “JoynerTurbo,” “Roketaturbo,” “Letzgoracingoffroadcenter” and “Merchantdirectdepot” and copyright and other rights associated with our websites and other aspects of our business.

We regard our intellectual property as a factor contributing to our success going forward.  We rely on trademark and copyright law, trade secret protection, noncompetition and confidentiality agreements with our employees to protect our intellectual property rights.  We require our employees to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us.

In addition, we may depend on certain proprietary information such as sales data, strategies, customer lists, ideas, along with our management’s expertise in assessing potential investments, clients and marketing and other networking services, contracts and service agreements, and as such, our business depends on that proprietary information.  We believe we adequately safeguard this information.

We use the brand name San West Inc. on our online stores.  We do not own or license rights to the products we sell from our online store.  As a result, the products we resell or our brand name may infringe on the intellectual property rights of others, and our assertions of intellectual property rights may not be enforceable or provide protection against competitive products or otherwise be commercially valuable.  Moreover, enforcement of intellectual property rights typically requires time consuming and costly litigation.  It is always possible that others will independently develop substantially similar products.

Government Regulation

Our business is subject to federal, state and local laws, ordinances and regulations which establish various health and environmental quality standards, and liability related thereto, and provide penalties for violations of those standards.  Under certain laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property.  Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes.  Certain laws, ordinances and regulations may impose liability on an owner or operator of real property where on-site contamination discharges into waters of the state, including groundwater.  Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities.  Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances or wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety.

Business operations subject to such laws, ordinances and regulations include the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerants, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels.  Our business is also subject to other laws, ordinances and regulations as the result of the past or present existence of underground storage tanks at our properties.  Certain laws and regulations, including those governing air emissions and underground storage tanks, have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental conditions may require additional expenditures on our part, some of which may be material.

Employees

As of the date of this report, we have seven employees, all of whom are employed at our Santee, California dealership.  All of our employees were employed on a full-time basis including two executives, one salesperson, one administrative person, two service technicians and one clerical person.  We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

We do not currently anticipate that we will hire any additional employees in the next six months.  However, as our operations expand, we will need to employ the persons that we may need.  We do not feel that we would have any difficulty in locating needed help in Southern California.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive offices are located at 10350 Mission Gorge Road, Santee, California 92020, which is also the office and showroom for our San Diego dealership.  We lease this facility.  On August 12, 2008 we entered into a new lease for this facility, effective as of August 13, 2008 and continuing through July 31, 2013, at a rental rate of $13,500 per month.

ITEM 3.

LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTCBB since May 18, 1999 under the symbol “HBSC.OB.”  Prior to that date, our common stock was not actively traded in the public market.  Since October 2001, our common stock has also been traded on the Berlin Stock Exchange under the symbol “HYT.”  Due to an 80 for one reverse split of the shares of the Human BioSystems Common Stock which occurred on March 4, 2009, our shares have traded under the symbol “HBSY.OB.”  As a result of the Merger, our common stock has been traded on the OTCBB since September 28, 2009 under the symbol “SNWT.OB.”

The following table sets forth, taking into consideration the one for 80 reverse split of our common stock which occurred on March 4, 2009, and the five for one forward split of our common stock which occurred on November 2, 2009, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Quarter Ended:
March 31, 2008 June 30, 2008 September 30, 2008 December 31, 2008	$0.21 $0.19 $0.11 $0.03	$0.19 $0.16 $0.11 $0.03
Quarter Ended:
March 31, 2009 (1) June 30, 2009 September 30, 2009 December 31, 2009 (2)	$0.02 $0.03 $0.24 $0.31	$0.02 $0.03 $0.14 $0.14

_____________

(1)

This price takes into account the one for 80 reverse split which occurred on March 4, 2009.

(2)

This price takes into account the five for one forward split which occurred on November 2, 2009.

We currently have 139,482,254 shares of our common stock issued and outstanding, which are held of record and beneficially owned by 300 persons not including those shares held in “street name.”

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Before the Merger, San West was a privately-held company.  It is now our wholly-owned subsidiary.  Before the Merger, there was no public market for the securities of San West.  We have never declared or paid any cash dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

On July 21, 2009, our board of directors adopted the 2009 San West Long Term Equity Incentive Plan (the “Stock Incentive Plan”).  The Stock Incentive Plan provides for equity incentive benefits to awardees in the form of option rights or appreciation rights, restricted stock, restricted stock units, and/or performance shares or performance units.  The total number of shares of our common stock which may be awarded under the Stock Incentive Plan is 50,000,000.  If any awarded shares are forfeited, they become available for future issuance.  An annual aggregate limit of 5,000,000 shares is set for any participant.  The terms of each award are determined by the board and are to be evidenced in writing.  No equity awards have been issued under the Stock Incentive Plan as of the date of this report.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2009, and not previously disclosed in our quarterly reports on Form 10-Q for the respective quarterly periods ended March 31, June 30 and September 30, 2009.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

During the fiscal quarter ended December 31, 2009, San West issued 5,811,108 shares of its common stock in private transactions not involving a public offering, as follows:

•

From October 1, 2009 through November 24, 2009, San West received $371,000 from 14 separate investors in exchange for 5,299,995 shares of restricted common stock.

•

From November 25, 2009 through December 31, 2009, San West received $67,500 from 3 separate investors in exchange for 964,286 shares of restricted common stock. As of December 31, 2009 the related common stock was not issued.

•

On December 9, 2009, San West issued 1,950,000 shares of common stock in exchange for a $136,500 reduction of our convertible note payable to Dutchess.

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

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements, which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Since the business previously operated by Human BioSystems no longer has any relevance, the discussion which follows relates primarily to our wholly-owned subsidiary, San West, Inc., a Nevada corporation.  Therefore, unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “San West,” all refer to San West following the Merger which closed on June 5, 2009.  See “Business.”

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, Pmanagement believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

10

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

Revenue Recognition

Revenue from the sale of inventory is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is considered to have occurred after delivery.

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined on a first-in-first-out basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  San West’s inventory consists primarily of vehicle parts and complete vehicles.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 for San West, Inc.

Revenues.  During the year ended December 31, 2009, we generated revenue of $1,047,174 or $443,750 more than revenue of $603,424 generated during the year ended December 31, 2008.  The increase in sales is due mainly to the inclusion of Buggy World sales in all of 2009 compared to only the final few months from our acquisition in August of 2008.  Also, in September  2009, we teamed up with County Imports which expanded our product lines to include ATV’s and Scooters.  The Company acts as dealer and fulfillment house for www.coundyimports.com  resulting in additional revenue.

Cost of Goods Sold (“COGS”).  During the year ended December 31, 2009, we generated  COGS of $789,197 or $288,987 more than COGS of $500,210 generated during the year ended December 31, 2008.  The increase in COGS is due to the inclusion of Buggy World in all of 2009 compared to only the final few months from our acquisition in August of 2008.

Selling, General and Administrative Expenses.  Total general and administrative expenses in the year ended December 31, 2009 were $1,375,186, an increase of $892,899 from $482,287 for the year ended December 31, 2008.  The increase was due primarily to the inclusion of Buggy World in 2008 and resulting increases in personnel, facility, advertising, insurance, stock compensation and other general operating costs.

Other Income and Expense.  Other income and expense increased $2,052,794 from expense of $54,444 during the year ended December 31, 2008 to expense of $2,170,238 during the year ended December 31, 2009.  The increase is mainly due to the recognition of a $2,131,647 impairment loss on goodwill related to the Human BioSystems merger and a $43,322 increase in interest expense related to our increased debt load.

Net Loss.  As a result of the foregoing factors, our net loss increased to $3,287,447 for the year ended December 31, 2009, from a net loss of $433,517 for the year ended December 31, 2008.

Financial Condition

From inception to December 31, 2009, we have incurred an accumulated deficit of $3,788,175.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

Our primary source of liquidity has been cash generated by operations and capital raised through equity sales of our common stock.  During the twelve months ended December 31, 2009 we had cash on hand of $50,659 and experienced a net increase in cash of $44,406 compared to cash on hand of $6,253 at December 31, 2008.

As of December 31, 2009, we had outstanding liabilities of $2,037,970.  Of this amount, approximately $1,597,200 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

•

Seek one or more extensions for the payment of such amounts;

•

Refinance such debt to the extent available; Raise additional equity capital; or

•

Consummate any combination of the foregoing transactions.

•

During the year ended December 31, 2009, the Company issued 833,333 shares of common stock as an inducement to invest from one of our shareholders.

Our available working capital and capital requirements will depend upon numerous factors, including product sales, the timing and cost of expanding into new markets, the status of our competitors, and our ability to attract and retain key employees.

Inventory Management

We believe that successful inventory management is the most important factor in determining our profitability.  In the power sports business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models.  For example, if we are unable to sell a significant portion of our 2009 models before the 2010 models are released, it could be very difficult for us to sell our remaining inventory of 2009 models.  Therefore, our goal is to limit sales of carryover products (i.e., products that remain in inventory after the release of new models) to no more than 10 percent of our total sales each year.  This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended December 31, 2009 was $3,287,447, while cash used for operations was $640,338.

During 2008, San West, Inc. issued 8,739,394 shares of common stock in exchange for $276,418.

During the year ended December 31, 2009, San West:

•

Received gross proceeds of $798,500 in exchange for 33,017,959 shares of common stock of which $67,500 or 964,286 shares were unissued as of December 31, 2009;

•

Received services valued at $434,965 in exchange for 9,480,000 shares of common stock;

•

Received $60,943 upon the transfer of 6,146,270 shares from the existing outstanding shares of Harry Masuda, our former chief executive officer, net of finder’s fees of $31,257;

•

Converted $368,000 of our Dutchess Notes and issued 15,950,000 shares of common stock; and

•

Canceled 39,520,735 founders’ shares in exchange for a $100,000 promissory note.

Our independent registered public accountants have indicated that the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.

Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's need to raise additional equity or debt financing and the Company's ability to generate cash flow from operations will depend on its future performance and the Company's ability to successfully implement business and growth strategies.   The Company's performance will also be affected by prevailing economic conditions.   Many of these factors are beyond the Company's control.   If future cash flows and capital resources are insufficient to meet the Company's commitments, the Company may be forced to reduce or delay activities and capital expenditures or obtain additional equity capital.   In the event that the Company is unable to do so, the Company may be left without sufficient liquidity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Effects of U.S. Credit Markets on Vehicle Financing

Beginning in 2007, the U.S. credit markets have been dealing with the effects of numerous defaults by homeowners on “sub-prime” mortgage loans.  By December 2007 these defaults had also begun to increase with respect to mortgages considered to be of less credit risk than “sub-prime” mortgages.  Mortgage default rates continued to increase throughout 2008 and the first half of 2009.  While of late, the rate of default has leveled off, the rate of default is still at historically high levels.  Additionally, in 2008 and 2009, as a result of these defaults and other global credit problems, several banking institutions that have, in the past, provided vehicle financing for off-road buggies and other powersports equipment have either ceased doing business or have significantly limited the availability of financing for off-road buggies and other powersports equipment.  Furthermore, to the extent that financing continues to be available, it is generally only available to consumers with the highest credit ratings, but at interest rates between 7.3 percent to 21.1 percent per year, notwithstanding the Federal Reserve’s reduction of the federal discount rate to 0.50 percent effective December 15, 2008, a situation which can be directly attributed to significant tightening of the global credit markets.  During the year ended December 31, 2008, approximately 95 percent of our off-road buggy sales were financed compared to approximately 75 percent during the nine months ended September 31, 2009.  We believe that a significant portion of those sales were to customers who do not qualify as having the highest credit ratings and would therefore find it difficult to finance purchases of our products in the current economic environment.

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

Overall impact on our Future Earnings

We intend to continue to evaluate and analyze our business decisions through effective inventory management.  As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability >of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings.  We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used off-road buggies which have smaller ticket prices than new off-road buggies and provide us with profit margins that can be between 30 percent and 40 percent greater than sales of new off-road buggies.  Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller off-road buggies which even when sold new sell at prices significantly less than the larger models.  While we are hoping that this strategy will help to increase our sales through the remainder of 2009, until the credit markets are hopefully revived, there is no assurance that we will be successful.  Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings.  These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold.  While it is management’s intent to pursue the goals described herein, we are uncertain that these goals will be achieved at any level.

13

Seasonality

Our products are subject to seasonality.  Traditionally, the off-road buggy season begins in early September and runs until May.

Impact of Inflation

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAN WEST, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2009 AND 2008

CONTENTS

PAGE

FINANCIAL STATEMENTS

   Notes to the Financial Statements …………..........    F-6-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM/P>

To the Board of Directors and
Stockholders of San West, Inc.

We have audited the accompanying consolidated balance sheets of San West, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2009. San West, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San West, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company’s current liabilities exceed current assets and the Company has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note A.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

April 15, 2010

Las Vegas, Nevada

San West, Inc.
(formerly Human BioSystems)
Consolidated Balance Sheets
	December 31,
	2009	2008
ASSETS		(Restated)
CURRENT ASSETS
Cash	$ 50,659	$ 6,253
Accounts receivable	840	3,848
Inventory (Note B)	287,921	596,277
Other current assets	33,897	2,343
Total current assets	373,317	608,721

Fixed assets (Note C)	130,226	130,226
Accumulated depreciation	(31,974)	(9,230)
Net fixed assets	98,252	120,996

Deposits	12,599	21,365
Goodwill (Note D & L)	234,100	234,100
Total assets	$ 718,268	$ 985,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (Note E)	$ 749,257	$ 74,467
Other current liabilities	187,689	34,939
Loans from shareholder's (Note F)	-	188,345
Floorplan notes payable (Note G)	117,962	465,849
Notes payable (Note H)	510,000	80,000
Subsidiary purchase-current portion (Note I)	32,292	29,816

Total current liabilities	1,597,200	873,416

Subsidiary purchase (Note I)	223,820	241,296
Loans from shareholder's (Note F)	216,950	-
Total liabilities	2,037,970	1,114,712

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note J)
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 124,960,826 and 93,218,918 at December 31, 2009 and 2008, respectively.	2,028,648	371,198
Common stock payable	439,825	-
Accumulated deficit	(3,788,175)	(500,728)
Total stockholders' deficit	(1,319,702)	(129,530)
Total liabilities and shareholders deficit	$ 718,268	$ 985,182

The accompanying notes are an integral part of these consolidated financial statements

San West, Inc.
(formerly Human BioSystems)
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008
Revenues		(Restated)
Revenue	$ 1,047,174	$ 603,424
Cost of goods sold	789,197	500,210
Gross profit	257,977	103,214

Expenses
Selling, general and administrative	1,375,186	482,287
Total expenses	1,375,186	482,287

Loss from operations	(1,117,209)	(379,073)

Other income (expense)
Other income	10,225	5,939
Loss on impairment of Goodwill	(2,131,647)	(54,889)
Interest expense	(48,816)	(5,494)
Total other income (expense)	(2,170,238)	(54,444)
Net loss	$(3,287,447)	$ (433,517)

Net (loss) per common share basic	$ (0.03)	$ (0.00)
Weighted average shares outstanding basic	96,038,198	87,864,642

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,834,259	-

The accompanying notes are an integral part of these consolidated financial statements

San West, Inc.

(formerly Human BioSystems)

Consolidated Statement of Stockholder's Deficit

					Total
	Common Stock			Accumulated	Stockholder's
	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2007	84,479,524	$ 94,780	$ -	$ (67,211)	$ 27,569

Issuance of common stock for cash
weighted average price of $.50	8,739,394	276,418			276,418
Net loss				(433,517)	(433,517)
Balances December 31, 2008 (Restated)	93,218,918	371,198	-	(500,728)	(129,530)

Issuance of common stock for cash
weighted average price of $.02
(net of offering costs of $224,374)	32,053,673	506,626			731,000
Common stock payable for cash
weighted average price of $.07			67,500		67,500
Common stock issued for services
weighted average price of $.02	3,480,000	62,640			62,640
weighted average price of $.02			372,325		372,325
Issuance of existing shares from CEO
for cash to the Company
weighted average price of $.02
(net of offering costs of $31,257)		60,934			92,200
Issuance of common stock for merger
weighted average price of $.04	18,945,637	700,908			700,908
Founder's shares retired in exchange
for a promissory note	(39,520,735)	(100,000)			(100,000)
Shares exchanged for debt
weighted average price of $.02	15,950,000	368,000			368,000
Shares issued as inducement to invest
weighted average price of $.07	833,333	58,333			58,333
Net loss				(3,287,447)	(3,287,447)
Balances December 31, 2009	124,960,826	$ 2,028,648	$ 439,825	$ (3,788,175)	$ (1,319,702)

The accompanying notes are an integral part of these consolidated financial statements

San West, Inc.
(formerly Human BioSystems)
Consolidated Statements of Cash Flows
	Year Ended
	December 31,
	2009	2008
Cash flows from operating activities:		(Restated)
Net loss	(3,287,447)	$ (433,517)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,744	8,638
Common stock issued or to be issued for services	493,298	-
Gain on forgiveness of debt	(10,000)	-
Impairment of goodwilll	2,131,647	54,889
Inventory impairment losses	11,639	57,269
Changes in operating assets and liabilities net acquisitions:
Change in accounts receivable	3,008	9,000
Change in inventory	308,356	(596,000)
Change in other current assets	(31,554)	(2,343)
Change in deposits	8,766	(21,365)
Change in accounts payable	(45,675)	-
Net Change in floorplan notes payable	(347,887)	454,195
Change in other current liabilities	102,767	34,990

Net cash used by operating activities	(292,451)	(434,244)

Cash flows from investing activities:
Investment in merger with HBS	(28,000)	-
Cash acquired in merger	6,070	-
Purchase of fixed assets	-	(125,708)

Net cash provided by investing activities	(21,930)	(125,708)

Cash flows from financing activities:
Proceeds from the issuance of common stock	890,700	276,418
Stock sale offering costs	(255,631)	-
Proceeds from notes payable	54,000	-
Proceeds from shareholder loans	38,605	250,034
Payments on shareholder loans	(10,000)	-
Payments on notes payable	(6,000)	-

Net cash provided by financing activities	358,787	526,452

Net increase (decrease) in cash	44,406	(33,499)
Cash, beginning of period	6,253	39,752
Cash, end of period	$ 50,659	$ 6,253

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Other non-cash investing and financing activities:
Shares issued for services	$ 493,298	$ -
Shares issued for debt	$ 368,000	$ -
Founder's shares retired for promissory note	$ 100,000	$ -

The accompanying notes are an integral part of these consolidated financial statements

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 5, 2009, San West completed a reverse merger with Human BioSystems by merging with Human BioSystems Acquisition Company a wholly owned subsidiary of Human BioSystems  Upon becoming effective, 1) 100% of San West outstanding common stock was exchanged for 65,396,320 shares of Human BioSystems common stock, 2) Human BioSystems Acquisition Company became the surviving entity and assumed all San West assets and liabilities and 3) Human BioSystems Acquisition Company changed its name to San West, Inc.  The authorized capital stock of San West, Inc (formerly Human BioSystems Acquisition Company) is 400,000,000 shares of common stock no par value and 50,000,000 shares of preferred stock no par value.  The merger was accounted for as a “reverse merger”, wherein Human BioSystems Acquisition Company and Human BioSystems are treated as the acquiree for accounting purposes meaning the historical earnings, assets and liabilities of San West, Inc (pre merger) shall remain with the assets and liabilities of Human BioSystems Acquisition Company and Human BioSystems accounted for as a purchase by San West thus recapitalizing the previously reported financial position and statements of Human BioSystems.  Human BioSystems changed its name to San West, Inc. on July 31, 2009.  Herein, all references to “San West”, “the Company”, or “we” shall mean San West, Inc. and Human BioSystems, unless the context requires otherwise.  The Company is listed on the OTC Bulletin Board under the ticker symbol SNWT.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $3,778,175 and $500,728 at December 31, 2009 and December 31, 2008, respectively.  In addition, the Company had negative working capital of $1,213,883 and $264,695 at December 31, 2009 and December 31, 2008, respectively.

The Company has and will continue to use significant capital to grow and acquire market share.    These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non Reliance on 2008 Audit

On December 22, 2009, the Public Accounting Oversight Board (“PCAOB”) revoked the license of the Blackwing Group, LLC, San West, Inc’s former auditor who opined on our 2008 financial statements.  As a result, L.L. Bradford & Company, LLC, our current auditors have audited our financial statements for 2008 (See Note N below).

Principles of consolidation

The consolidated financial statements include the accounts of San West (formerly Human BioSystems, Inc.) and its subsidiary, Buggy World, Inc. which is 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

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

The Company depreciates its property and equipment on a straight line basis at the following rates as applied to net depreciable value:

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

The Company expenses all advertising as incurred.  For the year ended December 31, 2009 and 2008, the Company incurred approximately $78,011 and $40,325, respectively in marketing and advertising expense.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

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

In January 2010, the FASB issued ASU 2010-06 - “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. We are currently evaluating the impact of ASU 2010-06 on our disclosures.

In January 2010, the FASB issued ASU No. 2010-10 – Consolidation (Topic 810) that amends accounting and disclosure requirements for a decrease in ownership in a business under existing GAAP standards for consolidations. It also clarifies the types of businesses that are in the scope of these consolidations. As required by this guidance, we retroactively applied the amendments as of January 1, 2009, which did not have a material impact on our financial statements or footnote disclosures.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note N, Subsequent Events.

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

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

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

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at December 31, 2009 and 2008:

	2009	2008
Parts	$ 120,343	$ 199,447
Vehicles	167,578	396,830
Inventory	$ 287,921	$ 596,277

Parts	1300-1320
Vehicle	1325-1345

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE C – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.    Fixed assets consisted of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Computers	$ 8,419	$ 8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
	130,226	130,226
Accumulated depreciation	(31,974)	(9,230)
Fixed assets, net	$ 98,252	$ 120,996

As a result of the merger with Human BioSystems, in June 2009, the Company recorded an increase to fixed assets of $65,960 which was comprised of medical research equipment.  Pursuant to the merger agreement, in December 2009, these assets transferred back to the former officers of Human BioSystems.  The medical research equipment was not depreciated in 2009 (See Note L - Merger).

Depreciation expense for the year ended December 31, 2009 and 2008 was $22,744 and $8,638, respectively.

NOTE D – GOODWILL

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for 100% of the outstanding ownership interests in Buggy World, Inc.  The total purchase price was $613,202 paid with $350,000 cash and $263,202 of promissory notes to Cambio Enterprises (See Note I, Subsidiary Purchase Loan).

In addition, On September 5, 2008, the Company purchased certain rights, title and interest to a recognized trade name within the industry, Johnson’s Bug Machine for $15,000 which was all recorded to goodwill.  Payments were due $5,000 after completion of the first referred job is complete and $1,000 per month thereafter.  This obligation was non-interest bearing.  In October 2009, the Company settled this debt for a $5,000 cash payment and full release netting the Company a $10,000 gain on the forgiveness of debt recorded as other income in our 2009 Statement of Operations.

During 2009, the Company impaired the full value of the goodwill associated with the merger between the San West, Inc and Human BioSystems, Inc. (See Note L, Merger)

NOTE E – ACCOUNTS PAYABLE

Accounts payable at December 31, 2009 consisted of $668,642 of assumed Human BioSystems accounts, $6,599 of sales tax payable, $5,000 related to professional fees and $69,016 of trade payables.

Accounts payable at December 31, 2008 consisted of $74,467 of trade payables.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE F – SHAREHOLDER LOANS

From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  As of December 31, 2008 the Company was indebted $188,345.  Since this indebtedness was not documented in the form of a note it was considered a current liability.  On April 1, 2009, the Company and Mr. Drechsler entered into a long term promissory note for the principle balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the year ended December 31, 2009, the Company recognized $6,520 of interest expense related to this note.

NOTE G – FLOORPLAN NOTES PAYABLE

December 31,	2009		2008
	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable
Vehicles	$ 167,578	$ 117,962	$ 396,830	$ 465,849
Parts and accessories	120,343		199,447
	$ 287,921		$ 596,277

The floorplan notes payable, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.  In 2009, floorplan notes payable is lower than inventory cost as we have paid off floorplan notes with excess cash, including the proceeds from our stock sales.

We evaluate our vehicles at the lower of market value approach for vehicles.  In 2009 and 2008, due to a shift in consumer demand, we determined certain vehicles were recorded at values higher than book value.  Based on this determination, we recorded an impairment of $11,639 and $57,269 at December 31, 2009 and 2008, respectively.  If the book value of our vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

All new vehicles are pledged to collateralize floorplan notes payable to floorplan providers. The floorplan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest that varies by provider.  The new vehicle floorplan notes are payable on demand and are typically paid upon the sale of the related vehicle.  As such, these floorplan notes payable are shown as current liabilities in the accompanying balance sheets.

During 2009, the Company used Castle Flooring to finance certain vehicles.  During 2009 Castle was paid off and the Company no longer does business with Castle who has since filed for Chapter 7 bankruptcy.  GE Flooring and DSC Flooring provided financing to the former owners of Buggy World.  DSC was paid off in 2009 and the remaining GE balance is a carryover from 2008.  The GE balance is secured by certain vehicles financed by that lender.  The Company anticipates paying the GE balance off in 2010.

Vehicles financed by our floorplan lenders are classified as floorplan notes payable and are included as an operating activity.  In the future, the Company plans to consign and or purchase 100% of our inventory.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE H – NOTES PAYABLE

Notes payable consists of the following at December 31, 2009:

1.

($74,000) On August 10, 2008 the Company issued an unsecured promissory note to Seacoast Advisors, Inc. in exchange for $80,000.  On February 13, 2009 the original promissory note was canceled and replaced with a convertible promissory note.  The terms of the new note and original note did not change except for the addition of a conversion feature in the new note.  The new note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009, requires only one principal and interest payment upon maturity and is convertible into common stock of the Company at the rate of 20 shares for each dollar of outstanding principle and interest and upon written notice from Seacoast Advisors, Inc.  On September 30, 2009 the maturity date of the note was extended to September 30, 2010.  During the year ended December 31, 2009, the Company made a $6,000 payment and recognized $8,528 of interest expense.   As of December 31, 2009, the total due under this note was $82,528, including $8,528 of accrued interest and $74,000 of principal.  Accrued interest under this note is recorded under other current liabilities.

2.

($54,000) On September 30, 2009 the Company issued an Addendum to the Seacoast Advisors, Inc. February 13, 2009 note above increasing the loan balance by $54,000.  The addendum extended the maturity date of the note above and the $54,000 to September 30, 2010.  The addendum also changed the conversion price of the $54,000 to $0.7 per share compared to $0.05 per share for the original amount above.  All other terms and conditions are unchanged.   During the year ended December 31, 2009, the Company recognized $1,214 of interest expense.  As of December 31, 2009, the total due under this note was $55,214, including $1,214 of accrued interest and $54,000 of principal.  Accrued interest under this note is recorded under other current liabilities.

3.

($100,000) On February 13, 2009 the Company issued an unsecured promissory note to Kelly Clark with a face amount of $100,000 in exchange for Ms. Clark retiring 39,520,735 shares of the Company’s common stock that was originally issued to Ms. Clark in 2005.  The note accrues interest at eight percent (8%) per annum, is due in one year or February 13, 2010 and requires only one principal and interest payment upon maturity.  During the year ended December 31, 2009, the Company recognized $7,036 of interest expense.  As of December 31, 2009, the total due under this note was $107,036, including $7,036 of accrued interest and $100,000 of principal.  Accrued interest under this note is recorded under other current liabilities.

4.

($282,000) Dutchess Promissory Notes + Penalty (originally $650,000) Represents the promissory notes assumed from Dutchess Private Equities L.P. pursuant to the HBS merger effective June 5, 2009 (See Note L – Merger).  Based on representations made by Dutchess, the $650,000 debt is governed by the November 2006 promissory note.  In November 2006, the Company entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The First Dutchess Note matured on August 31, 2007.  Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  Thirty such Puts were issued and are to be used only in the case of a default under the terms of the loan agreement.  If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off.  The Company may be required to

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE H – NOTES PAYABLE (Continued)

pay penalties if certain obligations under the First Dutchess Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note.  During the year ended December 31, 2009 $368,000 was converted into 15,950,000 shares of common stock.

NOTE I – SUBSIDIARY PURCHASE LOAN

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.  In addition, the note is personally guaranteed by Frank J. Drechsler, CEO and Bryan Britton, General Manager, of San West, Inc.  The note is currently in default due to non-payment of the required monthly payments.  As of December 31, 2008, this note was current with a total amount due of $256,112 with the current portion of the note totaling $29,816 and the non-current portion totaling $226,296.  As of December 31, 2009, the total due under this note was $264,037, including $7,925 of accrued interest and $256,112 of principal.  Accrued interest under this note is recorded under other current liabilities.  Due to the default, the note is due on demand as of December 31, 2009.  However, since year end, the note has been brought current.  Thus, we have recorded the current principal ($32,292) due and long term principle portion due ($223,820) according to the terms of the note.  During the year ended December 31, 2009 and 2008, the Company recorded interest and penalties expense of $24,334 and $5,217, respectively on this promissory note.

NOTE J – COMMON STOCK

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

During 2008, the Company issued 8,739,394 shares of commons stock for proceeds of $276,418.  Of the stock issued in 2008, a total of 7,664,430 shares were issued as part of the private placement memorandum.

During the year ended December 31, 2009, the Company received gross proceeds of $798,500 in exchange for 33,017,958 shares of common stock of which $67,500 or 964,286 shares were unissued as of December 31, 2009 but were included in the computation of earnings per share.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE J – COMMON STOCK (Continued)

During the year ended December 31, 2009, the Company received services valued at $434,965 in exchange for 9,480,000 shares of common stock of which 6,000,000 shares, or $372,325 had not been issued as of December 31, 2009 and are included in the equity section of our balance sheet as common stock payable.

During the year ended December 31, 2009, 6,146,270 shares were issued from the existing outstanding shares of our CEO in exchange for $92,200 in gross proceeds.

During the year ended December 31, 2009, the Company converted $368,000 of our Dutchess Notes and issued 15,950,000 shares of common stock.

During the year ended December 31, 2009, the Company issued 833,333 shares of common stock as an inducement to invest from one of our shareholders.

On November 3, 2009, the Company effected a five-for-one (5:1) forward stock split.

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

NOTE K – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008 whereby the Company could sell up to $10 million of shares to Dutchess based on a certain formula.  However, as a result of the reverse merger between San West, Inc and Human BioSystems in June 2009, this original Investment Agreement was considered void due to the significant change in control.  As a result, on January 8, 2010, the Company filed a Post-Effective Amendment No.1 to Form S-1 seeking to register for resale up to 8.5 million shares common stock by Dutchess Opportunity

Fund, II, LP, a selling stockholder pursuant to a “put right” under an investment agreement (the “Investment Agreement”), also referred to as an Equity Line of Credit, that we have entered into with Dutchess.  The S-1 is still under review by the SEC.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  We will not receive any proceeds from the sale of these shares of common stock offered by Dutchess.  However, we will receive proceeds from the sale of securities pursuant to our exercise of this put right if and when the Company exercises its right.  The purchase price of shares purchased under this Investment Agreement shall be equal to 92% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement.  The dollar value that we will be permitted to put pursuant to this

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE K – INVESTMENT AGREEMENTS (Continued)

Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing prices immediately preceding the date of the put, or (B) $100,000.  As of the date of this report, the Company has not “put” any shares to Dutchess.

NOTE L – MERGER

On June 5, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“HBS”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) closed their Plan and Agreement of Triangular Merger (the “Plan of Merger”).  In accordance with the Plan of Merger, San West became a wholly-owned subsidiary of HBS through a merger with the Subsidiary.  The San West Stockholders received restricted HBS Common Stock at the rate of 3.16165 shares for each of their 20,684,180 shares issued and outstanding.  As a result, HBS issued 65,396,320 restricted shares in exchange for 100 percent of the outstanding capital stock of San West.  In addition, 4,087,270 restricted shares of the HBS Common Stock were issued to Dutchess Advisors, LLC as a finder’s fee.  HBS had 21,009,670shares outstanding as of the Effective Date of the merger.  In total 90,493,260 shares are outstanding following the Effective Date of Merger.

The Merger was accounted for as a “reverse merger,” as the stockholders of San West owned a majority of the outstanding shares of Human BioSystems common stock immediately following the Merger.  San West was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of San West prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of San West.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both Human BioSystems and San West, historical operations of San West and our Human BioSystems operations from the Effective Date of the Merger.

Our consolidated financial statements after completion of the Merger included the assets and liabilities of both HBS and San West, and historical operations of San West and HBS operations from the Effective Date of the Merger.  Following is a breakdown of the purchase price paid by San West for the merger:

June 5, 2009
Assets acquired:
Current assets	$ 14,229
Fixed assets (1)	65,960
Intellectual property (1)	550,016
Total assets acquired	630,205

Cash paid	(28,000)
Stock issued	(700,908)
Debt assumed:
Shareholder loans (1)	(615,976)
Dutchess notes + penalty (2)	(650,000)
Accounts payable	(716,985)
Russian branch liabilities	(49,983)
Total cost	(2,761,852)

GOODWILL (3)	$ (2,131,647)

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE L – MERGER (Continued)

(1)

Shareholder Loans ($615,975) – Represents wages payable to stockholder employees of HBS and is equivalent to the sum of the fixed assets ($65,960) and intellectual property ($550,016) above.  Pursuant to the Plan of Merger these assets will transfer to certain parties in satisfaction of 100% of the shareholder loans ($615,975) if after six months from the effective date of the merger, or by December 6, 2009, the Company is unable to sell said assets to a third party.  Since the Company was unable to secure the sale of these assets, as of December 31, 2009 they had transferred to certain parties and the Company reduced the carrying value of our assets and liabilities each by $615,975.

(2)

Dutchess Promissory Notes + Penalty ($650,000) – Represents original assumed balance and penalties and interest on the November 2006 and May 2007 promissory notes to Dutchess Private Equities L.P.  In order to bring the notes current, HBS, its subsidiary and San West executed an Amendment to the Finance Documents on June 11, 2009 whereby the balance owing to Dutchess was acknowledged to be $650,000 in total or $327,526 greater than the carrying balance on HBS books as of June 5, 2009, the Effective Date of the merger.  In addition, the amendment amended the financing documents to 1) allow Dutchess conversion rights whether or not the Company is in default under Article 4 of the finance documents, and 2) Article 8 “No Assignment” was deleted from the finance documents.  All other terms and conditions of all previously executed documents is to remain unchanged and in force.  As of December 31, 2009, the balance of these notes was $282,000 (See Note H, Notes Payable).

(3)

Goodwill ($2,131,647) – As of December 31, 2009 the Company assessed for impairment the goodwill related to the HBS merger.  We determined that the business of HBS is no longer a focus for the Company and as a result we do not expect any future revenues from the operations of HBS.  Thus, we have recognized a loss on the impairment of good will of $2,131,647.

The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of San West, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2008 for purposes of the statement of operations

.

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
$ 80,187

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE L – MERGER (Continued)

The condensed pro forma results of operations for the year ended December 31, 2009 and 2008 were as follows:

Notel1

Year Ended December 31,
	2009			2008
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 1,047,174	$ -	$ 1,047,174	$ 602,311	$ -	$ 602,311
Net income (loss)	$ (3,287,447)	$ (143,006)	$ (3,430,453)	$ (321,358)	$ (1,191,500)	$ (1,512,858)

Weighted average shares outstanding
Basic			96,038,198			97,988,642

Net income (loss) per common share (basic and diluted)			$ (0.04)			$ (0.02)

NOTE M – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 and 2008, Frank Drechsler, CEO, loaned the Company $80,000 and $128,605, respectively (See Note F, Loans from Shareholder).

NOTE N – RESTATEMENT OF 2008 FINANCIAL STATEMENTS

The 2008 financial statements as of December 31, 2008 have been restated due to the Public Accounting Oversight Board revoking the license of the Blackwing Group, LLC, San West, Inc’s former auditor who opined on our 2008 financial statements.  As a result, L.L. Bradford & Company, LLC, our current auditors have audited our financial statements for 2008.  Accordingly, we have updated our 2008 financial statements to reflect the following changes:

1.

The write off of uncollectible accounts receivable of $12,353 in 2008.

2.

The write down of inventory to market value of $57,269.

3.

The write down of goodwill by $54,889.

4.

The reclassification of flooring notes payable of $465,849 from accounts payable to floorplan notes payable.

5.

The reclassification of $80,000 from shareholder loans to notes payable.

6.

Increase of $17,090 in other current liabilities to recognize expense related to deferred rent and accrued salaries.

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE N – RESTATEMENT OF 2008 FINANCIAL STATEMENTS (Continued)

San West, Inc.
(formerly Human BioSystems)
Balance Sheet
December 31, 2008 (Restated)
	(Originally
ASSETS	Reported)	(Restated)	(Difference)
CURRENT ASSETS
Cash	$ 6,253	$ 6,253	$ -
Accounts receivable	16,201	3,848	(12,353)
Inventory	653,546	596,277	(57,269)
Other current assets	2,343	2,343	-
Total current assets	678,343	608,721	(69,622)

Fixed assets	130,226	130,226	-
Accumulated depreciation	(9,230)	(9,230)	-
Net fixed assets	120,996	120,996	-

Deposits	21,365	21,365	-
Goodwill	288,989	234,100	(54,889)
Total assets	$ 1,109,692	$ 985,182	$ (124,510)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 540,263	$ 74,467	$ (465,796)
Other current liabilities	17,849	34,939	17,090
Loans from shareholder's	268,345	188,345	(80,000)
Floorplan notes payable	-	465,849	465,849
Notes payable	-	80,000	80,000
Subsidiary purchase-current portion	29,816	29,816	-

Total current liabilities	856,273	873,416	17,143

Subsidiary purchase	241,296	241,296	-

Total liabilities	1,097,569	1,114,712	17,143

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 93,218,918 at December 31, 2008.	371,198	371,198	-
Accumulated Deficit	(359,075)	(500,728)	(141,653)
Total stockholders' equity (Defict)	12,123	(129,530)	(141,653)
Total liabilities and shareholders equity (Deficit)	$ 1,109,692	$ 985,182	$ (124,510)

San West, Inc.
(formerly Human BioSystems)
Statement of Operations
For the Year Ended December 31, 2008 (Restated)
	(Originally
	Reported)	(Restated)	(Difference)
Revenues
Revenue	$ 602,311	$ 603,424	$ 1,113
Cost of goods sold	442,914	442,941	27
Gross profit	159,397	160,483

Expenses
Selling, general and administrative	452,820	482,287	29,467
Total expenses	452,820	482,287

Income (loss) from operations	(293,423)	(321,804)	-

Other income (expense)
Other income	7,052	5,939	(1,113)
Loss on impairment of Goodwill	-	(54,889)	(54,889)
Other impairment losses	-	(57,269)	(57,269)
Interest expense	(5,494)	(5,494)	-
Total other income (expense)	1,558	(111,713)	(113,271)
Net loss	$ (291,865)	$ (433,517)	$ (113,271)

San West, Inc.
(formerly Human BioSystems)
Statement of Stockholder's Equity (Deficit)
For the Year Ended December 31, 2008 (Restated)
	(Originally
	Reported)	(Restated)	(Difference)
Common Stock:
Shares issued for cash (weighted average price of $.50)
Shares	93,218,918	93,218,918	-
Amount	$ 276,418	$ 276,418	-
Net loss	$ (291,864)	$ (433,517)	(141,653)
Prior period balances:
Common stock amount	$ 94,780	$ 94,780	-
Accumulated deficit	$ (67,211)	$ (67,211)	-
Total stockholder's equity	$ 12,123	$ (129,530)	$ (141,653)

San West, Inc.
(formerly Human BioSystems)
Statement of Cash Flows
For the Year Ended December 31, 2008 (Restated)
	(Originally
	Reported)	(Restated)	(Difference)
Cash flows from operating activities:
Net loss	(291,864)	$ (433,517)	(141,653)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	8,638	8,638	-
Impairment of goodwilll	-	54,889	54,889
Inventory impairment losses	-	57,269	57,260
Changes in operating assets and liabilities:
Change in accounts receivable	(3,353)	9,000	12,353
Change in inventory	(653,268)	(596,000)	57,268
Change in other current assets	(2,343)	(2,343)	-
Change in deposits	(21,365)	(21,365)	-
Change in accounts payable	529,331	-	(529,331)
Net Change in floorplan notes payable	-	454.195	529,331
Change in other current liabilities	17,849	34,990	17,141

Net cash used by operating activities	(416,375)	(416,377)	(2)

Cash flows from investing activities:
Increase in goodwill	(288,989)	-	288,989
Assets acquired in purchase of Buggy World	-	-	-
Investment in merger with HBS	-	-	-
Cash acquired in merger	-	-	-
Purchase of fixed assets	(125,708)	(125,708)	-

Net cash provided by investing activities	(414,697)	(125,708)	288,989

Cash flows from financing activities:
Proceeds from the issuance of common stock	276,427	276,418	(9)
Stock sale offering costs	-	-	(17,867)
Proceeds from notes payable	271,112	-	(271,112)
Proceeds from shareholder loans	250,034	250,034	-
Payments on shareholder loans	-	-	-
Payments on notes payable	-	-	-

Net cash provided by financing activities	797,573	508,585	(288,988)

Net increase (decrease) in cash	(33,499)	(33,499)	-
Cash, beginning of period	39,752	39,752	-
Cash, end of period	$ 6,253	$ 6,253	$ -

SAN WEST, INC.

(formerly Human BioSystems, Inc.)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE N – SUBSEQUENT EVENTS

On January 14, 2010, the Company issued 935,714 shares of restricted common stock in exchange for $65,500 which was received during the fourth quarter of 2009 and recorded as common stock payable as of December 31, 2009.

On January 14, 2010, the Company issued 250,000 shares of restricted common stock in exchange for the conversion of $15,000 of notes payable.

On February 22, 2010, the Company issued 4,000,000 shares of restricted common stock in exchange for the conversion of $40,000 of notes payable.

On March 1, 2010, the Company issued 10,000,000 shares of restricted common stock in exchange for the conversion of $100,000 of notes payable.

On March 17, 2010, the Company issued 5,000,000 shares of restricted common stock to Jesse Gonzales, a new Company Director, for services valued at $467,500.

On January 8, 2010, the Company filed a Post-Effective Amendment No.1 to Form S-1 seeking to register for resale up to 8.5 million shares common stock by Dutchess Opportunity Fund, II, LP (See Note K, Investment Agreements above)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

See Item 9A(T) below.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2009:

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO).  Based on this assessment, management has not identified any material weaknesses as of December 31, 2009.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonable likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In compliance with Section 16(a) of the Exchange Act as of December 31, 2009, our executive officers, directors and key employees, their positions and their ages are as follows:

Our directors and executive officers are:

Name	Age	Position(s)	Position(s) Held Since
Frank J. Drechsler	42	Chief Executive Officer and Chairman of the Board	2009
Bryan Britton	49	Chief Financial Officer, Principle Accounting Officer, Secretary and Director	2009

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  The number of the directors may be fixed from time to time by resolution duly passed by our board.  Our board has fixed the number of our directors at two.

Each director will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal.  Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office.  The directors elect officers annually.  There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

A description of the business experience during the past several years for our directors and executive officer is set forth below.

Frank J. Drechsler has been our chief executive officer and one of our directors since our inception, and served as our corporate secretary until July 2005.  Since 2002, Mr. Drechsler has been an officer and director of Krinner USA, Inc., a privately-held Nevada corporation (“Krinner”) which markets and sells Christmas tree stands designed in Germany.  Mr. Drechsler also works as a sales agent for Krinner but receives no compensation from Krinner when its products are sold on our online store.  Since July 2001, Mr. Drechsler has also been the president, secretary and a director of Finger Tip Drive, Inc., a Nevada corporation, which provides online computer data storage services.  From October 1998 to May 2001, Mr. Drechsler was the president and a director of Pacific Trading Post, Inc., a Nevada corporation, which marketed and sold products on the Internet within the outdoor sports industries, specifically in the areas of skate, surf and snow.  In January 1998, Mr. Drechsler co-founded and developed the business model for skatesurfsnow.com, where he was responsible for the day-to-day operations.  During 1997, Mr. Drechsler was self-employed as a consultant and helped start up companies develop sales and marketing programs.  From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution.

Mr. Drechsler graduated from California State University, Fullerton with a Bachelor of Science degree in International Business in 1992.  Mr. Drechsler was previously an officer and director of Zowcom, Inc. a Nevada corporation, JPAL, Inc., a Nevada corporation, and Expressions Graphics, Inc., a Nevada corporation, all of which are reporting companies.  Mr. Drechsler is not an officer or director of any other reporting company.

Bryan Britton has been our chief financial officer since June 2009.  Mr. Britton co-founded LGR with our chief executive officer, Frank J. Drechsler, on August 12, 2008.  Between August 2004 and June 2007, Mr. Britton worked to develop aftermarket turbo kits, king shocks and other high performance accessories for the imported market.  In August 2004, Mr. Britton founded Letz Go Racing Off-Road Center in Lake Havasu City, Arizona, strictly importing off-road mini buggies, and managing operations.  In June 1980, Mr. Britton founded Britton’s Unique Auto Service, Inc., d.b.a. Britton’s Automotive Group in Huntington Beach, California.  Mr. Britton graduated with a master degree in all phases of automotive, service, repair and diagnosis from the Arizona Automotive Institute in Glendale, Arizona in 1979.  He also holds a master ASE certification.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, to our knowledge, no person has failed to timely file a Section 16(a) form during the year ended December 31, 2009.

Other Matters

We have not yet drafted and adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  We intend to do so once we reach and maintain greater financial stability.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Superclick, Inc. received compensation in excess of $100,000 during fiscal year 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Harry Masuda (1)	2007	180,000	-0-	-0-	-0-	-0-	-0-	3,100	183,100
Harry Masuda (1)	2008	90,000	-0-	-0-	-0-	-0-	-0-	3,200	93,200
Harry Masuda (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank J. Drechsler (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Britton (2)	2009	130,000	-0-	-0-	-0-	-0-	-0-

__________

(1)

Our former chief executive officer.  The other compensation for Mr. Masuda represents corporate office allowance of $800 per quarter for use of his home and facilities for our business during 2007 and an allowance of $200 per month for 2008.  As a result of the Merger, Mr. Masuda was replaced as our chief executive officer.  See “Business – The Merger.”

(2)

Our current chief operating officer.  Mr. Drechsler became our chief executive officer as a result of the Merger.  See “Business – The Merger.”

(3)

Our current chief financial officer.  Mr. Britton became our chief financial officer as a result of the Merger.  See “Business – The Merger.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
H. Masuda (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
F. Drechsler (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Britton (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Our former chief executive officer.  As a result of the Merger, Mr. Masuda was replaced as our chief executive officer.  See “Business – The Merger.”

(2)

Our current chief operating officer.  Mr. Drechsler became our chief executive officer as a result of the Merger.  See “Business – The Merger.”

(3)

Our current chief financial officer.  Mr. Britton became our chief financial officer as a result of the Merger.  See “Business – The Merger.”

17

Director Compensation

The following table provides concerning the compensation of our directors as of the end of our last completed fiscal year, December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank J. Drechsler (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Britton (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)

Our chief executive officer.  Mr. Drechsler became our chief executive officer as a result of the Merger.  See “Business – The Merger.”

(2)

Our chief financial officer.  Mr. Britton became our chief financial officer as a result of the Merger.  See “Business – The Merger.”

Employment Agreements

As of the date of this report, we do not have any employment agreements with our employees.

Director Compensation

Our directors do not receive compensation for their services as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each director of San West;

•

Each named executive officer of San West; and

•

All directors and officers of San West as a group.

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o San West, Inc., 10350 Mission Gorge Road, Santee, California 92069.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC.  For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding is 165,201,807 as of the date of this report.

(3)

Mr. Drechsler is our chairman and chief executive officer.

(4)

Mr. Britton is our chief financial officer and secretary.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 21.19 percent of our outstanding common stock.  As a result, these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•

The operation of which may at a subsequent date result in a change in control of San West; or

•

With respect to the election of directors or other matters.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009 and 2008, Frank Drechsler, CEO, loaned $80,000 and $128,605, respectively.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2009 and 2008.

	2009	2008
Audit Fees	$ 35,253	$ 65,753
Audit-Related Fees*	-	500
Tax Fees	4,500	2,250
Total	$ 39,753	$ 68,503

* Relates to the registrant’s registration statements on Form SB-2 and Form S-8.

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2009 and 2008, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2009 and 2008, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $4,500 and 2,250 was related to tax compliance services for review of federal and state tax returns for 2009 and 2008, respectively.

All Other Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Identification of Exhibit
2.1**

Plan and Agreement of Triangular Merger between Human BioSystems, Human BioSystems Acquisition Company, and San West, Inc. dated April 7, 2009, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.

3.1**

Amended and Restated Articles of Incorporation of Human BioSystems filed with the Secretary of State of California on June 14, 2007, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.

3.2**	Bylaws of Human BioSystems adopted February 26, 1998, filed as Exhibit 2.2 to Form 10SB12G on December 8, 1999.
3.3**

Articles of Incorporation of Human BioSystems Acquisition Company filed with the Secretary of State of Nevada on June 3, 2009, as described in the Plan and Agreement of Triangular Merger between Human BioSystems, Human BioSystems Acquisition Company, and San West, Inc. dated April 7, 2009, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.

3.4**

Bylaws of Human BioSystems Acquisition Company adopted on June 3, 2009, as described in the Plan and Agreement of Triangular Merger between Human BioSystems, Human BioSystems Acquisition Company, and San West, Inc. dated April 7, 2009, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.

3.5**	Articles of Incorporation of San West, Inc. filed with the Secretary of State of Nevada on July 17, 2001, filed as Exhibit 3.5 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
3.6**	Bylaws of San West, Inc., filed as Exhibit 3.6 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
3.7**	Articles of Merger filed with the Secretary of State of Nevada effective June 5, 2009, filed as Exhibit 3.7 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
5.0*	Opinion of Counsel.
10.1**	Charter of the Audit Committee of San West, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.2**	Code of Business Conduct of San West, Inc., filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.3**	Code of Ethics for Senior Executive Officers and Senior Financial Officers of San West, Inc., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.4**	Charter of the Compensation Committee of San West, Inc., filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.5**	Corporate Governance Principles of the Board of Directors of San West, Inc., filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.6**	Charter of the Executive Committee of the Board of Directors of San West, Inc., filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.7**	Charter of the Finance Committee of San West, Inc., filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.8**	Charter of the Governance and Nominating Committee of San West, Inc., filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.9**	Reporting Financial Integrity Concerns, filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.10**	Form of Subscription Agreement executed by the San West Stockholders, filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
10.11**	Investment Agreement dated January 6, 2009 between Human BioSystems and Dutchess Private Equity Fund, Ltd., filed as Exhibit 10.21 to the registrant’s Form S-1 filed on January 13, 2009.
10.12**	Registration Rights Agreement dated January 6, 2009 between Human BioSystems and Dutchess Private Equity Fund, Ltd., filed as Exhibit 10.22 to the registrant’s Form S-1 filed on January 13, 2009.
10.13**	Amendment to the Promissory Note dated May 15, 2007 between Human BioSystems and Dutchess Private Equity Fund, Ltd., filed as Exhibit 10.23 to the registrant’s Form S-1 filed on January 13, 2009.

10.14**	Amendment to the Promissory Note dated May 15, 2007 between Human BioSystems and Dutchess Private Equity Fund, Ltd. filed as Exhibit 10.24 to the registrant’s Form S-1 filed on January 13, 2009.
10.15**

Investment Agreement dated as of December 18, 2009 by and between San West, Inc., a California corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2009.

10.16**

Registration Rights Agreement dated as of December 18, 2009, by and between San West, Inc., a California corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2009.

21.0**	Subsidiaries of the registrant, filed as Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
23.2*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Bryan Britton, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Bryan Britton, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: April 15, 2010.

By /s/ Frank Drechsler

    Frank Drechsler, Chief Executive Officer

By /s/ Bryan Britton

    Bryan Britton, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Drechsler	Chief Executive Officer and Director	April 15, 2010
/s/ Bryan Britton	Chief Financial Officer and Director	April 15, 2010