Form 10-Q
period 2010-03-31
San West, Inc
filed 2010-05-17
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 6, 2010 the registrant had outstanding 154,246,540 shares of common stock, no par value per share.

SAN WEST, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of March 31, 2010 (Unaudited)

and  December 31, 2009

F-1

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

F-2

Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2010

F-3

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

F-4

Notes to Consolidated Financial Statements (Unaudited)

F-5-15

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

2-6

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

6

Item 4.

Controls and Procedures

6

Item 4(T).  Controls and Procedures

6

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

7

Item 1A. Risk Factors

7

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3.

Defaults Upon Senior Securities

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

Item 5.

Other Information

8

Item 6.

Exhibits

9

Signatures

9

Item 1.  Financial Statements.

San West, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS
Cash	$ 47,804	$ 50,659
Accounts receivable	6,694	840
Inventory (Note B)	232,501	287,921
Other current assets	36,765	33,897
Total current assets	323,764	373,317

Fixed assets (Note C)	130,226	130,226
Accumulated depreciation	(37,434)	(31,974)
Net fixed assets	92,792	98,252

Deposits	12,599	12,599
Goodwill (Note D)	234,100	234,100
Total assets	$663,255	$718,268

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable (Note E)	$725,169	$749,257
Other current liabilities	176,276	187,689
Floorplan notes payable (Note F )	108,679	117,962
Convertible promissory notes (Note G)	150,000	-
Notes payable (Note H)	276,000	510,000
Subsidiary purchase-current portion (Note I)	29,000	32,292

Total current liabilities	1,465,124	1,597,200

Subsidiary purchase (Note I)	227,112	223,820
Loans from shareholder (Note J)	216,950	216,950
Total liabilities	1,909,186	2,037,970

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note K)
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 146,446,540 and 124,960,826 at March 31, 2010 and December 31, 2009, respectively.	3,032,743	2,028,648
Common stock payable	461,905	439,825
Accumulated deficit	(4,740,579)	(3,788,175)
Total stockholders' deficit	(1,245,931)	(1,319,702)
Total liabilities and shareholder's deficit	$663,255	$718,268

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$ 493,615	$ 179,423
Cost of goods sold	358,123	113,879

Gross profit	135,492	65,544

Expenses
Selling, general and administrative	924,442	215,547

Total expenses	924,442	215,547

Loss from operations	(788,950)	(150,003)

Other income (expense)
Other income	4	-
Amortization of beneficial conversion feature	(150,000)	-
Amortization of deferred financing costs	(862)	-
Interest expense	(12,596)	(10,151)
Total other income (expense)	(163,454)	(10,151)
Net loss	$ (952,404)	$ (160,154)

Net (loss) per common share basic	$ (0.01)	$ (0.00)
Weighted average shares outstanding basic and diluted	134,487,651	76,307,556

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,991,350	7,727,890

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statement of Stockholder Deficit

	Common Stock			Accumulated	Total stockholder
	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2009	124,960,826	$ 2,028,648	$ 439,825	$ (3,788,175)	$ (1,319,702)
Issuance of common stock for cash
weighted average price of $.070	935,714	65,500	(65,500)		-
Common stock issued for services
weighted average price of $.111	5,000,000	552,925			552,925
weighted average price of $.062	1,300,000	80,670	(80,670)		-
weighted average price of $.119			89,250		89,250
Shares exchanged for debt
weighted average price of $.013	14,250,000	155,000	79,000		234,000
Beneficial conversion feature
of convertible note		150,000			150,000
Net loss				(952,404)	(952,404)
Balances March 31, 2010 (Unaudited)	146,446,540	$ 3,032,743	$ 461,905	$ (4,740,579)	$ (1,245,931)
The accompanying notes are an integral part of these consolidated financial statements

San West, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (952,404)	$ (160,154)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,460	5,688
Stock compensation expense	642,175	-
Amortization of beneficial conversion feature	150,000	-
Changes in operating assets and liabilities:
Change in accounts receivable	(5,854)	850
Change in inventory	55,420	31,188
Change in other current assets	(2,868)	6,801
Change in deposits	-	(979)
Change in accounts payable	(24,088)	(44,456)
Change in floorplan notes payable	(9,283)	(30,588)
Change in other current liabilities	(11,413)	106,583

Net cash used by operating activities	(152,855)	(85,067)

Cash flows from investing activities:
Investment in merger	-	(25,000)

Net cash provided by investing activities	-	(25,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	192,500
Stock sale offering costs	-	(68,499)
Proceeds from loans	150,000	-
Proceeds from shareholder loans	-	18,605
Payments on notes payable	-	(6,000)

Net cash provided by financing activities	150,000	136,606

Net increase (decrease) in cash	(2,855)	26,539
Cash, beginning of period	50,659	5,593
Cash, end of period	$ 47,804	$ 32,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Other non-cash investing and financing activities:
Shares issued as compensation	$ 642,175	$ -
Shares issued for debt	$ 234,000	$ -

The accompanying notes are an integral part of these financial statements

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of San West, Inc. as of March 31, 2010 and for the three months ended March 31, 2010and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on April 15, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $4,740,579 and $3,788,175 at March 31, 2010 and December 31, 2009, respectively.  In addition, the Company had negative working capital of $1,141,360 and $1,223,883 at March 31, 2010 and December 31, 2009, respectively.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of San West (formerly Human BioSystems, Inc.) and its subsidiary, Buggy World which is 100% consolidated in the financial statements.  All material inter-company accounts and transactions have been eliminated.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

The Company expenses all advertising as incurred.  For the three months ended March 31, 2010 and 2009, the Company incurred approximately $27,659 and $11,675, respectively in marketing and advertising expense.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes (Continued)

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In January 2010, the FASB issued ASU 2010-06 - “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-

06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. We are currently evaluating the impact of ASU 2010-06 on our disclosures.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at March 31, 2010 and December 31, 2009:

	2010	2009
Parts	$99,244	$120,343
Vehicles	133,257	167,578

Inventory	$232,501	$287,921

Parts	1300-1320
Vehicle	1325-1345

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE C – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.    Fixed assets consisted of the following at March 31, 2010 and December 31, 2009:

NOTE C – FIXED ASSETS (Continued)

	2010	2009
Computers	$8,419	$8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
	130,226	130,226
Accumulated depreciation	(37,434)	(31,974)
Fixed assets, net	$92,792	$98,252

Depreciation expense for the three months ended March 31, 2010 and 2009 was $5,460 and $5,688, respectively.

NOTE D – GOODWILL

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for 100% of the outstanding ownership interests in Buggy World, Inc.  The total purchase price was $613,202 paid with $350,000 cash and $263,202 of promissory notes to Cambio Enterprises.

NOTE E – ACCOUNTS PAYABLE

Accounts payable at March 31, 2010 consisted of $651,442 of assumed Human BioSystems accounts, $4,234 of sales tax payable, $22,748 related to professional fees and $46,745 of trade payables.

Accounts payable at December 31, 2009 consisted of $668,642 of assumed Human BioSystems accounts, $6,599 of sales tax payable, $5,000 related to professional fees and $69,016 of trade payables.

NOTE F – FLOORPLAN NOTES PAYABLE

The floorplan notes payable, as shown in the above table, will generally be higher than the vehicle inventory cost due to the timing of the sale of a vehicle and payment of the related liability.  In 2010 and 2009, floorplan notes payable is lower than inventory cost as we have paid off floorplan notes with excess cash, including the proceeds from our stock sales.

We evaluate our vehicles at the lower of cost or market value approach for vehicles.  In 2009, due to a shift in consumer demand, we determined certain vehicles were recorded at values higher than book value.  Based on this determination, we recorded an impairment of $11,639 at December 31, 2009.  If the book value of our vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE F – FLOORPLAN NOTES PAYABLE (Continued)

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

Vehicles financed by our floorplan lenders are classified as floorplan notes payable and are included as an operating activity.  In the future, the Company plans to consign and or purchase most of our inventory.

NOTE G – CONVERTIBLE PROMISSORY NOTE

In connection with a Securities purchase Agreement dated February 12, 2010, the Company issued a convertible promissory note (the “Note”) dated February 4, 2010 generating gross proceeds to the Company of $150,000.  Issuance fees totaled $3,485, which were paid in cash.  The Note bears interest of ten percent (10%) per annum that accrues daily and matures on February 1, 2011 with no payment due before the maturity date.

At any time after the issuance date on February 4, 2010, and prior to maturity, the Note is convertible into the Company's restricted common stock at a conversion price equal to the lesser of (i) $0.04, or (ii) 80% of the lowest closing bid price of the Company’s Common Stock during the 10 trading days immediately preceding the applicable conversion date.  Common stock issued pursuant to a conversion carries piggyback registration rights.

The Note provides that the holder may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

The issuance costs related to the Note of $3,485 in cash were capitalized to current assets on the balance sheet and are being amortized over the term of the Note which is calculated based upon the effective interest method.  For the three months ended March 31, 2010, the Company recognized $862 as other expense related to the amortization of the issuance costs with a $2,623 balance remaining in current assets.

The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.04) being less than the closing stock price ($0.095) on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF has been determined based on the gross debenture amount, and recorded as a discount to reduce the carry value of the Note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $206,250 using the intrinsic value method.  Since this amount is greater than the $150,000 value of the Note, the Company reduced the initial carry value of the Note to zero effectively recording a BCF of $150,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.  Thus, during the three months ended March 31, 2010, the Company recognized $150,000 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount.

During the three months ended March 31, 2010, the Company recognized $2,277 in interest expense related to the Note.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE H – NOTES PAYABLE

Notes payable consists of the following at March 31, 2010:

1.

($54,000) On September 30, 2009 the Company issued an Addendum to the Seacoast Advisors, Inc. February 13, 2009 note increasing the loan balance by $54,000.  The addendum extended the maturity date of the original note and the $54,000 to September 30, 2010.  The addendum also changed the conversion price of the $54,000 to $0.07 per share compared to $0.05 per share for the original note.  All other terms

NOTE H – NOTES PAYABLE (Continued)

and conditions are unchanged and include interest at eight percent (8%) per annum and only one principal and interest payment upon maturity.  During the three months ended March 31, 2010, the Company recognized $1,065 of interest expense.  As of March 31, 2010, the total due under this note was $56,279, including $1,065 of accrued interest and $54,000 of principal.  Accrued interest under this note is recorded under other current liabilities.

2.

($222,000) Represents the promissory notes assumed from Dutchess Private Equities L.P. pursuant to the HBS merger.  In November 2006, the HBS entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The First Dutchess Note matured on August 31, 2007.  Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off.  The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note.  During the three months ended March 31, 2010, $60,000 was converted into 1,150,000 shares of common stock.

On August 10, 2008 the Company issued an unsecured promissory note to Seacoast Advisors, Inc. in exchange for $80,000.  On February 13, 2009 the original promissory note was canceled and replaced with a convertible promissory note.  The terms of the new note and original note did not change except for the addition of a conversion feature in the new note.  The new note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009, requires only one principal and interest payment upon maturity and is convertible into common stock of the Company at the rate of $.01 of outstanding principal and interest and upon written notice from Seacoast Advisors, Inc.  On September 30, 2009 the maturity date of the note was extended to September 30, 2010.  During the year ended December 31, 2009, the Company made a $6,000 payment and recognized $8,528 of interest expense.  As of December 31, 2009, the total balance due under this note was $82,528, including $74,000 of principle and $8,528 of accrued interest.  During the three months ended March 31, 2010, the Company recognized $1,068 of interest expense.  Also during the first quarter, the company received conversion notices and converted $74,000 of principle into 7,400,000 shares of the Company’s common stock leaving a balance due of $9,596 which is recorded under other current liabilities.

On February 13, 2009 the Company issued an unsecured promissory note to Kelly Clark with a face amount of $100,000 in exchange for Ms. Clark retiring 39,520,735 shares of the Company’s common stock that was originally issued to Ms. Clark in 2005.  The note accrues interest at eight percent (8%) per annum, is due in one year or February 13, 2010 and requires only one principal and interest payment upon maturity.  During the year ended December 31, 2009, the Company recognized $7,036 of interest expense.  As of December 31, 2009, the total due under this note was $107,036, including $7,036 of accrued interest and $100,000 of principal.  During the three months ended March 31, 2010, the Company   received conversion notices and converted $100,000 of principle into 10,000,000 shares of the Company’s common stock leaving a balance due of $7,036 which is recorded under other current liabilities.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE I – SUBSIDIARY PURCHASE LOAN

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.  In addition, the note is personally guaranteed by Frank J. Drechsler, CEO and Frank J. Drechsler, General Manager, of San West, Inc.  The note is currently in default due to non-payment of the required monthly payments.  As of December 31, 2009, the total due under this note was $264,037, including $7,925 of accrued interest and $256,112 of principal.  Accrued interest under this note is recorded under other current liabilities.  Due to the default, the note

NOTE I – SUBSIDIARY PURCHASE LOAN (Continued)

is due on demand as of March 31, 2010.  However, since year end, the note has been brought current.  Thus, we have recorded the current principal of $29,000 due and long term principal portion due of $227,112 according to the terms of the note.  During the three months ended March 31, 2010 and 2009, the Company recorded interest expense of $4,996 and $5,074, respectively related to this note.

NOTE J – SHAREHOLDER LOANS

($216,950) From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principal balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the three months ended March 31, 2010, the Company recognized $2,140 of interest expense related to this note.

NOTE K – COMMON STOCK

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

During the year ended December 31, 2009, the Company issued 833,333 shares of common stock as an inducement to invest from one of our shareholders.

During the three months ended March 31, 2010, the Company issued 935,714 shares of stock that were payable as of year-end and which had a value of $65,500.

During the three months ended March 31, 2010, the Company issued 14,250,000 upon the conversion of $155,000 of debt and reclassified to common stock payable $79,000 of debt as a result of conversion into 4,300,000 shares of common stock which were issued on April 29, 2010.

NOTE K – COMMON STOCK (Continued)

During the three months ended March 31, 2010, the Company issued 5,000,000 shares to Jesse Gonzales for director services valued at $552,925.

During the three months ended March 31, 2010, the Company issued 1,300,000 of a total 6,000,000 shares due for services performed in 2009, valued at $372,325 and recorded as common stock payable.  The 1,300,000 shares were valued at $80,670 which expense was recognized in 2009.  The balance of shares remaining is 4,700,000 with a corresponding $291,655 recorded as common stock payable.

During the three months ended March 31, 2010, the Company received services valued at $89,250.  Said services were paid with 750,000 shares of the Company’s common stock on April 2010.  Hence, the value of said services is recorded as common stock payable as of March 31, 2010.

Common stock issued in a period subsequent to our reporting dates is included in the calculation of weighted average shares outstanding as of the date the expense was recognized or funds received.

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

NOTE L – INVESTMENT AGREEMENTS

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

NOTE M – SUBSEQUENT EVENTS

On April 6, 2010, the Company issued 4,300,000 shares for $79,000 of debt converted during the quarter ending March 31, 2010.

On April 20, 2010, the Company issued 2,500,000 shares upon the conversion of $87,500 of debt.

On April 29, the Company issued 1,000,000 shares in exchange for services valued at $106,250.  Of the $106,250, $89,250 was recognized as stock compensation expense during the quarter ending March 31, 2010 and $17,000 as expense in April 2010.

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

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined on a first-in-first-out basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  San West’s inventory consists primarily of vehicle parts and complete vehicle

Results of Operations

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009.

Revenues

Net Revenue for the three months ended March 31, 2010 and 2009 was $493,615 and $179,423, respectively.  The increase in revenue is due to County Imports which expanded our product lines to include ATV’s and Scooters.  We have put an emphasis on advertising the site and the spring and summer season is the main purchasing time for scooters.  The Company acts as dealer and fulfillment house for www.coundyimports.com resulting in additional revenue.

Gross Profit

Gross profit for the three months ended March 31, 2010 and 2009 was $135,492 and $65,544, respectively.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2010 were $924,442, an increase of $708,895 from $215,547 for the three months ended March 31, 2009.  The increase in expense is mainly due to the recognition of $642,175 in non-cash stock compensation primarily related to our new director, Jesse Gonzales receiving 5 million shares of restricted common stock valued at $552,925 and $89,250 of stock compensation expense related to the issuance of 750,000 shares to our investor relations firm.  Excluding stock compensation, SG&A was $282,267, or $66,720 higher compared to the three months ended March 31, 2009.

Other Income and Expense

Other expense increased $153,303 to $163,454 for the three months ended March 31, 2010 compared to $10,151 of expense during the same period last year.  The increase is primarily due to our convertible promissory note related costs, including amortization of the beneficial conversion feature and financing costs of $150,000 and $862, respectively.  Interest expense also increased $2,445 to $12,596 for the three months ended March 31, 2010 compared to $10,151 during the same period last year.

Net Loss

As a result of the foregoing factors, our net loss was $952,404, or $0.01 per share, for the three months ended March 31, 2010 compared to a loss of $160,154, or $0.00 per share for the three months ended March 31, 2009.  Excluding one-time, non-cash charges totaling $792,175 related to stock compensation and the expense associated with the beneficial conversion feature of our convertible note, the Company’s loss increased $75 to $160,229 compared to $160,154 last year.

Financial Condition

From inception to March 31, 2010, we have incurred an accumulated deficit of $4,740,579.  This loss has been incurred through a combination of goodwill impairment of $2,186,536, stock compensation of $1,186,473, professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

Our primary source of liquidity has been cash generated by operations and capital raised through equity sales of our common stock and various loans and notes payable.  During the three months ended March 31, 2010 we had cash on hand of $47,804 and experienced a net decrease in cash of $2,855 compared to cash on hand of $50,659 at December 31, 2009.

As of March 31, 2010, we had outstanding liabilities of $1,909,186 compared to $2,037,970 as of December 31, 2009.  Of this amount, approximately $1,465,124 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  Net loss for the three months ended March 31, 2010 was $952,404, or $160,229 excluding one-time stock compensation and beneficial conversion feature amortization charges, while cash used for operations was $152,855.

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

•

Received $60,944 upon the transfer of 6,146,270 shares from the existing outstanding shares of Harry Masuda, our former chief executive officer, net of finder’s fees of $31,257;

•

Converted $368,000 of our Dutchess Notes and issued 15,950,000 shares of common stock; and

•

Canceled 39,520,735 founders’ shares in exchange for a $100,000 promissory note.

•

Issued 833,333 shares of common stock as an inducement to invest from one of our shareholders.

5

During the three months ended March 31, 2010, San West:

•

Issued a convertible promissory note and received gross proceeds of $150,000.

•

Issued 935,714 shares of stock that were payable as of year-end and which had a value of 65,500.

•

Issued 14,250,000 shares upon the conversion of $155,000 of debt and reclassified to common stock payable $79,000 of debt as a result of conversion into 4,300,000 shares of common stock which were issued on April 29, 2010.

•

Issued 5,000,000 shares to Jesse Gonzales for director services valued at $552,925.

•

Issued 1,300,000 shares of a total 6,000,000 shares due for services performed in 2009, valued at $372,325 and recorded as common stock payable.  The 1,300,000 shares were valued at $80,670 which expense was recognized in 2009.  The balance of shares remaining is 4,700,000 with a corresponding $291,655 recorded as common stock payable.

•

Received services valued at $89,250 and were paid with 750,000 shares of the Company’s common stock during April 2010.

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

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2010, San West issued 22,235,714 shares of its common stock in private transactions not involving a public offering, as follows:

•

We issued to William Miltner and Toby Proescher 892,857 and 42,857, respectively, shares of stock that were payable as of year-end and which had a value of $65,500.

•

We issued to Brett Maas, Seacoast, and Kelly Clark, 250,000, 4,000,000 and 10,000,000 shares, respectively, upon the conversion of $155,000 of debt.

•

Issued 5,000,000 shares to Jesse Gonzales for director services valued at $552,925.

•

Issued 1,300,000 shares to Titan Fidelity Investments for services performed in 2009 valued at $80,670 which expense was recognized in 2009.

•

Issued 750,000 shares to Outcast Inc. for services in April 2010 valued at $89,250.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Effective May 10, 2010, Bryan Britton resigned as a director and chief financial officer of the registrant due to the pressures of other business matters.  There were no disagreements between the registrant and Mr. Britton.  Mr. Britton furnished the registrant with a letter which is filed as Exhibit 17 to this Current Report on Form 10-Q.

Mr. Britton did not hold any positions on any committee of the board of directors of the registrant at the time of the director’s resignation.

The registrant has furnished Mr. Britton with a copy of the disclosures it is making in this Current Report on Form 10-Q no later than the day the registrant file the disclosures with the Commission;

The registrant has provided Mr. Britton with the opportunity to furnish the registrant as promptly as possible with a letter addressed to the registrant stating whether he agrees with the statements made by the registrant in response to this Item 5 and, if not, stating the respects in which he does not agree; and file any letter received by the registrant from Mr. Britton with the Commission as an exhibit by an amendment to the previously filed Form 10-Q within two business days after receipt by the registrant.

On May 10, 2010, the registrant has appointed Frank J. Drechsler, its president and chief executive officer as the new chief financial officer.

Frank J. Drechsler has been our chief executive officer and one of our directors since our inception, and served as our corporate secretary until July 2005.  Following the Merger between San West, Inc. and Human BioSystems in 2009, Mr. Drechsler became our chief executive officer and chairman of the board.

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

There is no material plan, contract or arrangement (whether or not written) to which Mr. Drechsler is a party or in which he participates that is entered into or material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

Item 6.  Exhibits.

Exhibit No.	Identification of Exhibit
17	Letter of Resignation of Bryan Britton dated May 10, 2010.
31.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Frank J. Drechsler, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank J. Drechsler, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Frank J. Drechsler, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: May 14,  2010.

By /s/ Frank J. Drechsler

    Frank J. Drechsler, Chief Executive Officer

By /s/ Frank J. Drechsler

    Frank J. Drechsler, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Drechsler	Chief Executive Officer, Chief Financial Officer and Director	May 14, 2010

9