Form 10-Q/A
period 2010-03-31
San West, Inc
filed 2010-05-17
CIK 1070181

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

1

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

2

Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2010

3

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2010 and 2009

4

Notes to Consolidated Financial Statements (Unaudited)

5-15

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

16-20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

Item 4(T).  Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1A. Risk Factors

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

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$ 493,615	$ 179,423
Cost of goods sold	358,123	113,879

Gross profit	135,492	65,544

Expenses
Selling, general and administrative	924,442	215,547

Total expenses	924,442	215,547

Loss from operations	(788,950)	(150,003)

Other income (expense)
Other income	4	-
Amortization of beneficial conversion feature	(150,000)	-
Amortization of deferred financing costs	(862)	-
Interest expense	(12,596)	(10,151)
Total other income (expense)	(163,454)	(10,151)
Net loss	$ (952,404)	$ (160,154)

Net (loss) per common share basic	$ (0.01)	$ (0.00)
Weighted average shares outstanding basic and diluted	134,487,651	76,307,556

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	3,991,350	7,727,890

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statement of Stockholders' Deficit

	Common Stock			Accumulated	Total Stockholders'
	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2009	124,960,826	$ 2,028,648	$ 439,825	$ (3,788,175)	$ (1,319,702)
Issuance of common stock for cash
weighted average price of $.070	935,714	65,500	(65,500)		-
Common stock issued for services
weighted average price of $.111	5,000,000	552,925			552,925
weighted average price of $.062	1,300,000	80,670	(80,670)		-
weighted average price of $.119			89,250		89,250
Shares exchanged for debt
weighted average price of $.013	14,250,000	155,000	79,000		234,000
Beneficial conversion feature
of convertible note		150,000			150,000
Net loss				(952,404)	(952,404)
Balances March 31, 2010 (Unaudited)	146,446,540	$ 3,032,743	$ 461,905	$ (4,740,579)	$ (1,245,931)
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

NOTE D – GOODWILL

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for 100% of the outstanding ownership interests in Buggy World, Inc.  The total purchase price was $613,202 paid with $350,000 cash and $263,202 of promissory notes to Cambio Enterprises. In 2008 the Company impaired $54,889 related to the Buggy World acquisition.

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

NOTE F – FLOORPLAN NOTES PAYABLE

	March 31, 2010		December 31, 2009
	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable
Vehicles	$ 133,257	$ 108,679	$ 167,578	$ 117,962
Parts and accessories	99,244		120,343
	$ 232,501		$ 287,921

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

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009.

Revenues

Net Revenue for the three months ended March 31, 2010 and 2009 was $493,615 and $179,423, respectively.  The increase in revenue is due to County Imports which expanded our product lines to include ATV’s and Scooters.  We have put an emphasis on advertising the site and the spring and summer season is the main purchasing time for scooters.  The Company acts as dealer and fulfillment house for www.countyimports.com resulting in additional revenue.

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

•

Issued 1,300,000 shares of a total 6,000,000 shares due for services performed in 2009, valued at $372,325 and recorded as common stock payable.  The 1,300,000 shares were valued at $80,670 which expense was recognized in 2009.  The balance of shares remaining is 4,700,000 shares with a corresponding $291,655 recorded as common stock payable.

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