Form 10-Q
period 2010-09-30
San West, Inc
filed 2010-11-12
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 11, 2010 the registrant had outstanding 178,655,432 shares of common stock, no par value per share.

SAN WEST, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of September 30, 2010(Unaudited)

and December 31, 2009

1

Consolidated Statements of Operations (Unaudited) For the

Three and Six Months Ended September 30, 2010 and 2009

2

Consolidated Statement of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2010

3

Consolidated Statements of Cash Flows (Unaudited) For the

Three and Nine Months Ended September 30, 2010 and 2009

4

Notes to Consolidated Financial Statements (Unaudited)

5-14

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

15-19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

Item 4(T).  Controls and Procedures

19

ii

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A. Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission of Matters to a Vote of Security Holders

23

Item 5.

Other Information

21

Item 6.

Exhibits

22

Signatures

22

Item 1.  Financial Statements.

San West, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
ASSETS	2010	2009
CURRENT ASSETS	(Unaudited)
Cash	$ 18,589	$ 50,659
Accounts receivable	2,390	840
Inventory (Note B)	133,354	287,921
Other current assets	86,012	33,897
Total current assets	240,345	373,317

Fixed assets (Note C)	130,226	130,226
Accumulated depreciation	(48,322)	(31,974)
Net fixed assets	81,904	98,252

Deposits	19,474	12,599
Goodwill (Note D)	234,100	234,100
Total assets	$ 575,823	$ 718,268

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable (Note E)	$ 822,528	$ 749,257
Other current liabilities	199,008	187,689
Floorplan notes payable (Note F )	61,353	117,962
Convertible promissory notes (Note G)	130,000	-
Notes payable (Note H)	89,178	510,000
Subsidiary purchase-current portion (Note I)	26,868	32,292

Total current liabilities	1,328,935	1,597,200

Subsidiary purchase (Note I)	199,590	223,820
Notes payable, non-current (Note H)	119,000	-
Loans from shareholder (Note J)	216,950	216,950
Total liabilities	1,864,475	2,037,970

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT (Note K)
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 171,667,607 and 124,960,826 at September 30, 2010 and December 31, 2009, respectively.	3,824,584	2,028,648
Common stock payable	342,868	439,825
Accumulated deficit	(5,456,104)	(3,788,175)
Total stockholders' deficit	(1,288,652)	(1,319,702)
Total liabilities and shareholder deficit	$ 575,823	$ 718,268

The accompanying notes are an integral part of these financial statements

1

San West, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$ 630,412	$ 217,099	$ 2,320,239	$ 546,620
Cost of goods sold	601,393	181,404	1,849,355	400,284

Gross profit	29,019	35,695	470,884	146,336

Expenses
Selling, general and administrative	304,323	284,867	2,070,695	684,462

Total expenses	304,323	284,867	2,070,695	684,462

Income (loss) from operations	(275,304)	(249,172)	(1,599,811)	(538,126)

Other income (expense)
Other income	-	227	122,622	11,665
Other expense	-	(2,380)	-	(15,911)
Amortization of beneficial conversion feature	(872)		(150,000)	-
Amortization of deferred financing costs	-		(2,601)	-
Interest expense	(13,109)	(10,859)	(38,139)	(32,205)
Total other income (expense)	(13,981)	(13,012)	(68,118)	(36,451)
Net loss	$ (289,285)	$ (262,184)	$ (1,667,929)	$ (574,577)

Net (loss) per common share basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average shares outstanding basic	169,103,829	101,655,781	156,399,209	82,967,757

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	17,201,629	8,049,825	14,295,412	8,085,925

The accompanying notes are an integral part of these financial statements

2

San West, Inc.

Consolidated Statement of Stockholder's Deficit

					Total
	Common Stock			Accumulated	Stockholder's
	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2009	124,960,826	$ 2,028,648	$ 439,825	$ (3,788,175)	$ (1,319,702)

Common stock issued for cash:
weighted average price of $.070	964,286	67,500	(67,500)		-
weighted average price of $.035	275,000	9,500			9,500
weighted average price of $.010	1,000,000	10,000			10,000
weighted average price of $.075	2,000,000	15,000			15,000
weighted average price of $.005	2,000,000	10,000			10,000
Common stock issued for services:
weighted average price of $.119	750,000	89,250			89,250
weighted average price of $.111	5,000,000	552,925			552,925
weighted average price of $.062	1,300,000	80,670	(80,670)		-
weighted average price of $.068	250,000	17,000	34,000		51,000
weighted average price of $.0230			17,213		17,213
weighted average price of $.021	2,000,000	35,700			35,700
weighted average price of $.0115	1,000,000	9,775			9,775
Common stock issued for PUTS :
Proceeds applied to debt	751,754	17,863			17,863
Proceeds paid to Company	373,246	8,688			8,688
Common stock issued for finders fee
weighted average price of $.191	2,093,145	400,000			400,000
Merger shares canceled	(4,087,270)	(122,618)			(122,618)
Common stock exchanged for debt
weighted average price of $.013	23,050,000	356,500			356,500
weighted average price of $.0100	6,700,000	67,000			67,000
weighted average price of $.0075	2,824,445	21,184			21,184
Beneficial conversion feature
of convertible note		150,000			150,000
Net loss				(1,667,929)	(1,667,929)
Balances September 30, 2010 (Unaudited)	173,205,432	$ 3,824,584	$ 342,868	$ (5,456,104)	$ (1,288,652)

The accompanying notes are an integral part of these consolidated financial statements

3

San West, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,667,929)	$ (574,577)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	16,349	17,064
Stock compensation expense	1,155,863	62,640
Stock issued for accrued interest	21,724	-
Merger shares canceled	(122,618)	-
Amortization of beneficial conversion feature	150,000	-
Changes in operating assets and liabilities:
Change in accounts receivable	(1,550)	13,540
Change in inventory	154,567	245,154
Change in other current assets	(52,115)	2,343
Change in deposits	(6,875)	8,766
Change in accounts payable	73,271	(263,963)
Change in floorplan notes payable	(56,609)	-
Change in other current liabilities	11,318	175,591

Net cash used by operating activities	(324,604)	(313,442)

Cash flows from investing activities:
Investment in merger	-	(28,000)

Net cash provided by investing activities	-	(28,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	53,188	452,201
Stock sale offering costs	-	(146,007)
Proceeds from loans	269,000	54,000
Proceeds from shareholder loans	-	38,605
Payments on shareholder loans	-	(7,500)
Payments on loans	(29,654)	(6,000)

Net cash provided by financing activities	292,534	385,299

Net increase (decrease) in cash	(32,070)	43,857
Cash, beginning of period	50,659	6,252
Cash, acquired	-	6,070
Cash, end of period	$ 18,589	$ 56,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20,537	$ -

Other non-cash investing and financing activities:
Shares issued as compensation	$ 1,155,863	$ 62,640
Shares issued for accrued interest	$ 21,724	$ -
Shares issued for debt	$ 440,822	$ 231,500
Merger related shares canceled	$ 122,618	$ -
Founder's shares issued for promissory note	$ -	$ 100,000

The accompanying notes are an integral part of these financial statements

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of San West, Inc. as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 as filed with the Securities and Exchange Commission as part of our Form 10-K filed on April 15, 2010.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $5,456,104 and $3,788,175 at September 30, 2010 and December 31, 2009, respectively.  In addition, the Company had negative working capital of $1,088,590 and $1,223,883 at September 30, 2010 and December 31, 2009, respectively.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Advertising Costs

The Company expenses all advertising as incurred.  For the three months ended September 30, 2010 and 2009, the Company incurred approximately $56,284 and $18,837, respectively in marketing and advertising expense.  For the nine months ended September 30, 2010 and 2009, the Company incurred approximately $173,697 and $34,877, respectively in marketing and advertising expense.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

In January 2010, the FASB issued ASU 2010-06 – “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. We are currently evaluating the impact of ASU 2010-06 on our disclosures.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU No. 2010-09, which amends subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This ASU was effective upon issuance and adoption of this ASU did not result in a material impact to the Company’s financial statements.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at September 30, 2010 and December 31, 2009:

	2010	2009
Parts	$63,507	$120,343
Vehicles	69,847	167,578

Inventory	$133,354	$287,921

NOTE C – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.    Fixed assets consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Computers	$ 8,419	$ 8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
	130,226	130,226
Accumulated depreciation	(48,322)	(31,974)
Fixed assets, net	$ 81,904	$ 98,252

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE C – FIXED ASSETS (Continued)

Depreciation expense for the three months ended September 30, 2010 and 2009 was $5,429 and $5,688, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $16,349 and $17,064, respectively.

NOTE D – GOODWILL

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for 100% of the outstanding ownership interests in Buggy World, Inc.  The total purchase price was $613,202 paid with $350,000 cash and $263,202 of promissory notes to Cambio Enterprises.  In 2008 the Company impaired $54,889 related to the Buggy World acquisition.

NOTE E – ACCOUNTS PAYABLE

Accounts payable at September 30, 2010 consisted of $637,242 of assumed Human BioSystems accounts, $3,768 of sales tax payable, $15,642 related to professional fees and $165,876 of trade payables.

Accounts payable at December 31, 2009 consisted of $668,642 of assumed Human BioSystems accounts, $6,599 of sales tax payable, $5,000 related to professional fees and $69,016 of trade payables.

NOTE F – FLOORPLAN NOTES PAYABLE

	September 30, 2010		December 31, 2009
	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable
Vehicles	$ 69,847	$ 61,353	$ 167,578	$ 117,962
Parts and accessories	63,507		120,343
	$ 133,354		$ 287,921

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

The issuance costs related to the Note of $3,485 in cash were capitalized to current assets on the balance sheet and are being amortized over the term of the Note which is calculated based upon the effective interest method.  For the three and nine months ended September 30, 2010, the Company recognized $872 and $2,601 as other expense related to the amortization of the issuance costs with a $884 balance remaining in current assets.

The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.04) being less than the closing stock price ($0.095) on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF has been determined based on the gross debenture amount, and recorded as a discount to reduce the carry value of the Note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $206,250 using the intrinsic value method.  Since this amount is greater than the $150,000 value of the Note, the Company reduced the initial carry value of the Note to zero effectively recording a BCF of $150,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.  Thus, during the nine months ended September 30, 2010, the Company recognized $150,000 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount.

During the three and nine months ended September 30, 2010, the Gemini converted $20,000 of principle and $1,183.33 of accrued interest into 2,824,444 shares of common stock.

During the three and nine months ended September 30, 2010, the Company recognized $3,833 and $9,954 in interest expense related to the Note.

NOTE H – NOTES PAYABLE

Notes payable consists of the following at September 30, 2010:

1.

($7,630) On September 30, 2009 the Company issued an Addendum to the Seacoast Advisors, Inc. February 13, 2009 note increasing the loan balance by $54,000.  The addendum extended the maturity date of the original note and the $54,000 to September 30, 2010.  The addendum also changed the conversion price of the $54,000 to $0.07 per share compared to $0.05 per share for the original note.  All other terms and conditions are unchanged and include interest at eight percent (8%) per annum

12

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE H – NOTES PAYABLE (Continued)

and only one principal and interest payment upon maturity.  During the three and nine months ended September 30, 2010, the Company recognized $669 and $2,811, respectively of interest expense.  During the three and nine months ended September 30, 2009, the Company recognized $125 of interest expense.  During the three and nine months ended September 30, 2009, the Company converted $50,395 ($46,459 of principle and $3,936 of interest) into 5,039,489 shares of common stock.  As of September 30, 2010, the total due under this note was $7,630, including $89 of accrued interest and $7,541 of principal.  Accrued interest under this note is recorded under other current liabilities.

2.

($81,637) Represents the promissory notes assumed from Dutchess Private Equities L.P. pursuant to the HBS merger.  In November 2006, the HBS entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note (“First Dutchess Note”) with a face value of $1,200,000, with net proceeds to the Company from the transaction of $1,000,000 and an imputed annual rate of interest of 43.278%.  The First Dutchess Note matured on August 31, 2007.  Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  If the First Dutchess Note’s face value is not paid off by maturity, the Company will be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month, compounded daily, until the First Dutchess Note is paid off.  The Company may be required to pay penalties if certain obligations under the First Dutchess Note are not met.  If the Company raises financing of more than $2,000,000, Dutchess may require that the Company use the balance of any amount over $2,000,000 to pay any amounts due on the First Dutchess Note.  During the nine months ended September 30, 2010, $200,363 ($182,500 from straight conversions and $17,863 converted through PUTS (See Note L, Investment Agreements below)) was converted into 6,401,754 shares of common stock (5,650,000 shares from straight conversions and 751,754 through PUTS (See Note L, Investment Agreements below).

3.

($119,000) During the nine months ended September 30, 2010, the Company borrowed $119,000 from Seacoast Advisors, Inc.  The notes have the same terms and conditions, including interest at eight percent (8%) per annum and only one principal and interest payment due upon maturity on January 1, 2012.  During the three and nine months ended September 30, 2010, the Company recognized $1,875 and $2,712, respectively of interest expense on these notes.

On August 10, 2008 the Company issued an unsecured promissory note to Seacoast Advisors, Inc. in exchange for $80,000.  On February 13, 2009 the original promissory note was canceled and replaced with a convertible promissory note.  The terms of the new note and original note did not change except for the addition of a conversion feature in the new note.  The new note accrues interest at eight percent (8%) per annum, is due in one year or August 12, 2009, requires only one principal and interest payment upon maturity and is convertible into common stock of the Company at the rate of $.01 of outstanding principal and interest and upon written notice from Seacoast Advisors, Inc.  On September 30, 2009 the maturity date of the note was extended to September 30, 2010.  During the year ended December 31, 2009, the Company made a $6,000 payment and recognized $8,528 of interest expense.  As of December 31, 2009, the total balance due under this note was $82,528, including $74,000 of principle and $8,528 of accrued interest.  During the nine months ended September 30, 2010, the Company recognized $1,068 of interest expense and received conversion notices to convert the entire outstanding balance of $83,695.49 ($74,000 of principle and $9,596 of accrued interest) into 8,359,649 shares of the Company’s common stock.

On February 13, 2009 the Company issued an unsecured promissory note to Kelly Clark with a face amount of $100,000 in exchange for Ms. Clark retiring 39,520,735 shares of the Company’s common stock that was originally issued to Ms. Clark in 2005.  The note accrues interest at eight percent (8%) per annum, is due in one year or February 13, 2010 and requires only one principal and interest payment upon maturity.  During the year ended December 31, 2009, the Company recognized $7,036 of interest expense.  As of December 31, 2009, the total due under this note was $107,036, including $7,036 of accrued interest and $100,000 of principal.  During the nine months ended September 30, 2010, the Company   received conversion notices to convert the entire outstanding balance of $107,036 into 10,703,600 shares of the Company’s common stock.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE I – SUBSIDIARY PURCHASE LOAN

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.

In addition, the note is personally guaranteed by Frank J. Drechsler, CEO and General Manager, of San West, Inc.  As of September 30, 2010, the total due under this note was $226,458, and includes $26,868 and $199,590 recorded as current and non-current notes payable, respectively.  During the three months ended September 30, 2010 and 2009, the Company recorded interest expense of $4,522 and $4,928, respectively related to this note.  During the nine months ended September 30, 2010 and 2009, the Company recorded interest expense of $13,953 and $14,783, respectively related to this note.  During the three and nine months ended September 30, 2010, the Company made payments totaling $12,307 ($7,637 of principle and $4,670 of interest) and $50,192 ($29,654 of principle and $20,537 of interest), respectively.

NOTE J – SHAREHOLDER LOANS

($216,950) From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principal balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the three months ended September 30, 2010 and 2009, the Company recognized $2,187 and $2,187, respectively of interest expense related to this note.  During the nine months ended September 30, 2010 and 2009, the Company recognized $6,491 and $4,333 of interest expense related to this note.

NOTE K – COMMON STOCK

On November 3, 2009, the Company effected a five-for-one (5:1) forward stock split.

During the year ended December 31, 2009, the Company received gross proceeds of $798,500 in exchange for 33,017,958 shares of common stock of which $67,500 or 964,286 shares were issued in 2010.

During the year ended December 31, 2009, the Company received services valued at $434,965 in exchange for 9,480,000 shares of common stock of which 6,000,000 shares, or $372,325 had not been issued as of December 31, 2009 and are included in the equity section of our balance sheet as common stock payable. 1,300,000 shares or $80,670 have been issued through September 30, 2010.

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

During the nine months ended September 30, 2010, the Company issued 5,648,246 shares of common stock in exchange for $53,188.

During nine months ended September 30, 2010, the Company issued 5,000,000 shares to Jesse Gonzales for director services valued at $552,925.

During the nine months ended September 30, 2010, the Company issued 4,000,000 shares for services valued at $151,725.  In addition, the Company recorded common stock payable for $51,213 for services received during the nine months ended September 30, 2010 for which an additional 1,250,000 shares are due.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE K – COMMON STOCK (Continued)

During the nine months ended September 30, 2010, the Company issued 2,093,145 to Dutchess as a finder’s fee related to the Investment Agreement (See Note L below) and recorded stock compensation expense of $400,000.

During the nine months ended September 30, 2010, Dutchess canceled 4,087,270 shares originally received in connection with the merger between Human BioSystems and San West in 2009.  The shares were originally recorded as expense in the amount of $122,618.

During the nine months ended September 30, 2010, the Company issued 33,326,199 upon the conversion of $462,547 of debt.

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

NOTE L – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008 whereby the Company could sell up to $10 million of shares to Dutchess based on a certain formula.  However, as a result of the reverse merger between San West, Inc and Human BioSystems in June 2009, this original Investment Agreement was considered void due to the significant change in control.  As a result, on January 8, 2010, the Company filed a Post-Effective Amendment No.1 to Form S-1 seeking to register for resale up to 8.5 million shares common stock by Dutchess Opportunity Fund, II, LP, a selling stockholder pursuant to a “put right” under an investment agreement (the “Investment Agreement”), also referred to as an Equity Line of Credit, that we have entered into with Dutchess.  The S-1 and subsequent amendments became effective on June 21, 2010.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  We will not receive any proceeds from the sale of these shares of common stock offered by Dutchess.  However, we will receive proceeds from the sale of securities pursuant to our exercise of this put right if and when the Company exercises its right.  The purchase price of shares purchased under this Investment Agreement shall be equal to 92% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement.  The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing prices immediately preceding the date of the put, or (B) $100,000.  During the nine months ended September 30, 2010, the Company “put” to Dutchess 1,125,000 shares of common stock and received net proceeds of $26,551 of which $17,863 was applied to debt owed to Dutchess and $8,688 was remitted to the Company.

NOTE M – SUBSEQUENT EVENTS

On October 22, 2010, the Company issued 4,500,000 shares for services valued at $279,244 which were recorded to expense in 2009, but which shares have been included in the calculation of earnings per share since 2009.

On October 22, 2010, the Company issued 950,000 shares in exchange for the conversion of $4,750 of debt.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared With the Three and Nine Months Ended September 30, 2009.

Revenues

Net Revenue for the three months ended September 30, 2010 and 2009 was $630,412 and $217,099, respectively.  Net Revenue for the nine months ended September 30, 2010 and 2009 was $2,320,239 and $546,620, respectively.  Three month year-over-year revenue increased $413,313, or 190%.  Nine month year-over-year revenue increased $1,773,619, or 324%.  The increase in revenue is primarily due to County Imports which expanded our product lines to include ATV’s and Scooters and contributed $1,999,874 to revenue during the first three quarters of 2010.  We have put an emphasis on advertising the site and the spring and summer season is the main purchasing time for scooters.  The Company acts as dealer and fulfillment house for www.countyimports.com resulting in additional revenue.

Gross Profit

Gross profit and gross margin for the three months ended September 30, 2010 and 2009 was $29,019 and 5% and $35,695 and 16%, respectively.  Gross profit and gross margin for the nine months ended September 30, 2010 and 2009 was $470,884 and 20% and $146,336 and 27%, respectively.  Our nine month year-over-year gross margin decreased 7% to 20% in 2010 from 27% in 2009 due to slightly lower profit margins on products sold through www.countyimports.com compared to buggy sales which made up a larger proportion of our sales in 2009.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2010 were $304,323, an increase of $19,456 from $284,867 for the three months ended September 30, 2009.   SG&A for the nine months ended September 30, 2010 were $2,070,695, an increase of $1,386,233 from $684,462 for the nine months ended September 30, 2009.  Excluding $1,155,863 and $62,640 of stock compensation expense in SG&A during the first three quarters of 2010 and 2009, respectively, SG&A expense was $914,832 compared to $621,822 of SG&A expense during the first three quarters of 2009 representing an increase of $293,010 which is primarily due to increases in sales commissions, professional fees and advertising costs offset by lower payroll, flooring interest and rent expense.

Other Income and Expense

Total other income and expense was expense of $13,981 during the three months ended September 30, 2010 compared to expense of $13,012 during the three months ended September 30, 2009.  Total other income and expense was expense of $68,118 during the nine months ended September 30, 2010 compared to expense of $36,451 during the nine months ended September 30, 2009.   Included in other income and expense for the nine months ended September 30, 2010 was income of $122,618 resulting from 4,087,270 shares being canceled offset by expense of $150,000 related to the beneficial conversion feature of a convertible promissory note, $2,601 of amortized issuance costs related to the convertible promissory note and $38,139 of interest expense.  Included in other income and expense for the nine months ended September 30, 2009 was net other expense of $4,246 and interest expense of $32,205.

Net Loss

As a result of the foregoing factors, our net loss was $289,285, or $0.00 per share, for the three months ended September 30, 2010 compared to a loss of $262,184, or $0.00 per share for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, our net loss was $1,667,929, or $0.01 per share compared to a loss of $574,577, or $0.01 per share for the nine months ended September 30, 2009.  Excluding one-time, non-cash charges related to stock compensation expense totaling $1,155,863 and $62,640 during the nine months ended September 30, 2010 and 2009, respectively, the Company’s net loss was $512,066 in 2010 and $511,937 in 2009.

Financial Condition

From inception to September 30, 2010, we have incurred an accumulated deficit of $5,456,104.  This loss has been incurred through a combination of goodwill impairment of $2,186,536, stock compensation of $1,649,161 and $1,620,407 related to professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

Our primary source of liquidity has been cash generated by operations and capital raised through equity sales of our common stock and various loans and notes payable.  As of September 30, 2010 we had cash on hand of $18,589.  During the nine months ended September 30, 2010 we experienced a net decrease in cash of $32,070 compared to cash on hand of $50,659 at December 31, 2009.

As of September 30, 2010, we had outstanding liabilities of $1,864,475 compared to $2,037,970 as of December 31, 2009.  Of this amount, approximately $1,328,935 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability.  Net loss for the nine months ended September 30, 2010 was $1,667,929, or $512,066 excluding one-time stock compensation charges, while cash used for operations was $324,604.

During the year ended December 31, 2009, San West:

•

Received gross proceeds of $798,500 in exchange for 33,017,959 shares of common stock of which $67,500 or 964,286 shares were issued in 2010;

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

During the nine months ended September 30, 2010, San West:

•

Issued promissory notes and received gross proceeds of $269,000.

•

Issued 964,286 shares of stock that was payable as of year-end and which had a value of $67,500.

•

Issued 33,326,199 shares upon the conversion of $462,547 of debt.

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

•

Issued 4,000,000 shares in exchange for $151,725 of services.

•

Issued 5,648,246 shares in exchange for $53,188 of cash.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, San West issued 32,782,431 shares of its common stock in private transactions not involving a public offering as follows:

•

Issued 5,648,246 shares in exchange for $53,188 of cash.

•

Issued 964,286 shares of stock that was payable as of year-end and which had a value of $67,500.

•

Issued 33,326,199 shares upon the conversion of $462,547 of debt.

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

•

Issued 4,000,000 shares in exchange for $151,725 of services.

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

Filed HerewithSIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: November 11, 2010.

By /s/ Frank J. Drechsler

    Frank J. Drechsler, Chief Executive Officer

By /s/ Frank J. Drechsler

    Frank J. Drechsler, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Drechsler	Chief Executive Officer, Chief Financial Officer and Director	November 11, 2010