Form 10-K
period 2010-12-31
San West, Inc
filed 2011-04-06
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2010 or
[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[ ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes[ ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes[X]  No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes[ ] No[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on April 4, 2011 (based on the closing sale price of $0.0148 per share of the registrant’s common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately $1,816,035.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 4, 2011 the registrant had outstanding 221,202,859 shares of common stock, no par value per share.

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

ITEM 1.

BUSINESS

Organization

San West, Inc. (“San West”, “the Company”, or “we”) is a Nevada Corporation, established in July, 2001.  The Company sells and serivices off-road buggies and related after market performance products and accessories.

In August 2008, the Company purchased 100% of the outstanding stock of Buggy World, Inc. With the acquisition of Buggy World, San West expanded their presence in the southern California retail market.

On June 5, 2009, San West completed a reverse merger with Human BioSystems (See Financial Statements, NOTE N – MERGER).  Upon becoming effective 100% of San West outstanding common stock was exchanged for 65,396,320 shares of Human BioSystems common stock, Human BioSystems Acquisition Company became the surviving entity and changed its name to San West, Inc.  The Merger was accounted for as a “reverse merger,” whereby San West was deemed the accounting acquirer under recapitalization accounting.  Consequently, our consolidated financial statements include the assets, liabilities, historical operations of San West prior to the Merger, the shares retained by the legal acquirer (Human BioSystems) for the historical amount of the net assets of the accounting acquire which in this case is a net liability of $1,981,056 and the operations of San West and our Human BioSystems operations from the Effective Date of the Merger.

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

The authorized capital stock of San West, Inc. is 300,000,000 shares of common stock no par value and 10,000,000 shares of preferred stock no par value.  The Company is listed on the OTC Bulletin Board under the ticker symbol SNWT.

Business Overview

We, sell and repair scooters, atv’s, utv’s and off-road buggies, and additionally provide after market performance products and accessories for buggies.  Our products are sold both at our store and online while our buggy repair services are sold and fulfilled at our store.  Our goal is to address the growing demand for on road and  off-road vehicles while offering our customers the highest quality products at the most affordable and competitive prices, following up with customer care and support services.

Our plan of growth is to capitalize on the growth of the U.S. market for Chinese made scooters, atv’s, utv’s and off-road buggies and go karts, as well as to establish master dealer arrangements with leading brands, continue to expand our online sales and to leverage our equity to negotiate and acquire synergistic businesses.

Chinese manufacturers have taken the lead in production of the newest generation of scooters, atv’s, utv’s, off-road buggies and go karts that are being widely accepted by consumers in the United States resulting in a supply-demand issue in terms of quality repair shops capable of providing adequate support as well as in the development of modification kits and performance add-ons.  Our goal is to address this growing demand while offering our customers the highest quality products at the most affordable and competitive prices, and following up with excellent customer care and support services.

Our Industry

Recreational vehicles are a $16.4 billion market, according to the trade journal Off-Road Impact.  Off-road karting uses a four-wheeled powered vehicle designed for off-road use as opposed to the longer established activities of racing go karts used for racing on a paved road circuit.  Off-road karting is now a well established and popular activity with a burgeoning range of vehicles, options and adherents.

Just as the automobile has been undergoing evolutionary changes, noticeably in the field of “off-road” use, the smaller recreational vehicles called “go karts” have spawned a new generation of vehicle for off-road use.  The origins of using a go kart sized vehicle for off-road use undoubtedly had many stages of development and claimants whose home-made vehicles were “the first” off-road go karts.  The first manufactured off-road go kart was from Honda who released in 1977 a vehicle they called the “Odyssey,” essentially an off-road go kart with a 250 cc two stroke engine, single seat, and a CVT automatic transmission.  The main differences to the traditional racing go kart were a bigger size of tires (giving greater ground clearance and off-road traction) and a roll cage.

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

Although today these aging Honda units are still present and have an enthusiastic following, their main achievement was to create a pool of enthusiasts alerted to the possibilities of off-road small vehicle fun and keen to develop these possibilities.  Chinese manufacturers have taken the lead in the production of the newest generation of off-road buggies and go karts that are being widely accepted by U.S. consumers resulting in a supply-demand issue in terms of quality repair shops capable of providing adequate support as well as in the development of modification kits and performance add-ons.

Our Business Plan

It is our plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies.  We believe this will enhance internal growth and profitability.  We believe that by consolidating these functions we will be able to reduce overall expenses, simplify dealership management, create economies of scope with leveraged buying power and provide a level of expertise that would otherwise be unavailable to each dealership individually.

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

Online Strategy.  We have established an online sales presence at www.countyimports.com  where we sell our own products and resell others through strategic partnerships.  We believe that online sales will continue to be an important component of our growth strategy in that the nature of the business provides for greater price elasticity and less inventory risk than is available in a brick-and-mortar environment.

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

We currently own the rights to the following Internet domains:

•

www.buggyworld.net;

•

www.buggynation.com;

Acquisition Strategy.  In August 2008, we purchased Buggy World, Inc., located in Santee, California, and now our primary service outlet, for $613,202 which we believe is extremely synergistic to our core offerings.  Buggy World achieved revenue of $1.6 million in sales during 2007 and is particularly well-positioned for growth in the Southern California region, which is our core market.  The purchase price was raised through loans from our stockholders and a loan from Cambio Enterprises, Inc.  According to the terms of the sale, we purchased 100 percent of the outstanding shares of Buggy World, Inc., which included all of the assets listed on its books at the time of the sale.  Buggy World, Inc. continues to operate as our wholly-owned subsidiary.  The financial statements attached to this report reflect the activity of San West, Inc. for the years ending December 31, 2010 and 2009.

As we acquire new dealerships, we intend to automate as many functions as we can to reduce overall expenses, simplify operations and dealer management and to create economies of scope with leveraged buying power as well as to provide a level of expertise that would otherwise be unavailable to each dealership individually.

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

•

Scooters sales

•

Atv sales

•

Utv sales

•

Buggy repair;

•

Turbo kits;

•

Suspension work kits;

•

All related services

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

Supplier Relationships

We have cultivated and maintained good relationships with our scooters, atv’s, utv’s,kart and accessory suppliers.  We have a team of employees dedicated to enhancing our relationship with existing suppliers and develop relationships with prospective suppliers.

Competition

The recreational vehicle retailing industry is highly competitive with respect to price, service, location and selection.  There are an estimated 4,000 retail stores throughout the United States.  We compete with numerous dealerships in each of our market segments, many of which are large and have significant financial and marketing resources.  We also compete with private market buyers and sellers of used vehicle dealers that sell used karts and other power sports products, service center chains and independent shops for service and repair business.  Some of these businesses are capable of operating on smaller gross margins than those on which we are capable of operating because they have lower overhead and sales costs.

In many states, dealerships have an exclusive 5-mile to 12-mile franchised territory, similar to automobile dealerships.  While franchised territories can sometimes restrict market entry and subsequently market penetration; franchise restrictions can likewise provide protection from over-saturation.

The principal competitive factors include size of customer base, customer loyalty, product breadth, availability of service, pricing and brand recognition.

We believe that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the recreational vehicle market in the U.S. and distinguish us from our competitors:

•

Exclusivity for Key Brands.  In San Diego, California we have exclusive rights to sell certain key brands which limits direct competition to our core target consumer base.

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

Intellectual Property

Our intellectual property rights include trademarks and Internet domain names, discussed above, associated with the names “Buggy Nation” and copyright and other rights associated with our websites and other aspects of our business.

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

We do not currently anticipate that we will hire any additional employees in the next six months.  However, as our operations expand, we may need to employ additional persons.  We do not feel that we would have any difficulty in locating needed help in Southern California.

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

(REMOVE AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTCBB since May 18, 1999 under the symbol “HBSC.OB.”  Prior to that date, our common stock was not actively traded in the public market.  Since October 2001, our common stock has also been traded on the Berlin Stock Exchange under the symbol “HYT.”  Due to an 1 for 80 reverse split of the shares of the Human BioSystems Common Stock which occurred on March 4, 2009, our shares have traded under the symbol “HBSY.OB.”  As a result of the Merger, our common stock has been traded on the OTCBB since September 28, 2009 under the symbol “SNWT.OB.”

The following table sets forth, taking into consideration the 1 for 80 reverse split of our common stock which occurred on March 4, 2009, and the five for one forward split of our common stock which occurred on November 2, 2009, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Quarter Ended:
March 31, 2009 (1) June 30, 2009 September 30, 2009 December 31, 2009 (2)	$0.02 $0.03 $0.24 $0.31	$0.02 $0.03 $0.14 $0.14
Quarter Ended:
March 31, 2010 June 30, 2010 September 30, 2010 December 31, 2010	$0.19 $0.09 $0.03 $0.03	$0.07 $0.03 $0.01 $0.01

_____________

(1)

This price takes into account the 1 for 80 reverse split which occurred on March 4, 2009.

(2)

This price takes into account the five for one forward split which occurred on November 2, 2009.

We currently have 221,202,859 shares of our common stock issued and outstanding, which are held of record and beneficially owned by 316 persons not including those shares held in “street name.”

Dividends

We have not paid or declared any dividends on our common stock or preferred. We do not anticipate paying any cash dividends or other distributions on our common stock or preferred in the foreseeable future.  Any future dividends are declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the year ended December 31, 2010, and not previously disclosed in our quarterly reports on Form 10-Q for the respective quarterly periods ended March 31, June 30 and September 30, 2010.  Also included is the consideration, if any, received by us for such shares, options and warrants, and information relating to the section of the Securities Act, or the rule of the Securities and Exchange Commission, under which an exemption from registration was claimed.

During the fiscal quarter ended December 31, 2010, San West issued 19,537,427 shares of its common stock in private transactions not involving a public offering, as follows:

•

1,042,000 PUT shares were issued to Dutchess pursuant to the Investment Agreement in exchange for $11,301 of which $2,000 was applied to the outstanding debt and $9,301 returned to the Company.

•

750,000 shares were issued in exchange for services valued at $7,013.

•

11,795,427 shares were issued in exchange for the conversion of debt principle and accrued interest of $58,977.

•

5,950,000 shares were issued for services performed in prior quarters valued at $342,868.

During the fiscal quarter ended December 31, 2010, San West issued 77,100 shares of its preferred stock in private transactions not involving a public offering (See Series A Preferred Stock Designation filed as exhibit 41 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010).

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

Since the business previously operated by Human BioSystems no longer has any relevance, the discussion which follows relates primarily to our wholly-owned subsidiary, San West, Inc., following the Merger which closed on June 5, 2009.  See “Business.”

Overview

Our goal is to become one of the largest dealers of off-road buggies in the United States through acquisitions and internal growth. We sell and serivice off-road buggies and related after market performance products and accessories.  Our products are sold both at our store and online while our buggy repair services are sold and fulfilled at our store.  Our goal is to address the growing demand for off-road vehicles while offering our customers the highest quality products at the most affordable and competitive prices, following up with customer care and support services.

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

Revenue Recognition

Revenue from the sale of inventory is recognized when the earning process is complete and when title has transferred to the customer, which is considered to have occurred after delivery.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement or the date of issuance whichever is most relevant.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Inventories

Inventory is valued at the lower of cost or market.  Cost is determined on afirst-in-first-out basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  San West’s inventory consists primarily of vehicle parts and complete vehicles.

Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist.  The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss.  The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  Both steps of the goodwill impairment testing involve significant estimates.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 for San West, Inc.

Revenues.  During the year ended December 31, 2010, we generated revenue of $2,728,937 or $1,681,763 more than revenue of $1,047,174 generated during the year ended December 31, 2009 representing a 160.6% year-over-year increase.  The increase in sales is due mainly to the expansion of our product line to include scooters, atv’s, utv’s and off-road buggies sold through www.countyimports.com whereby the Company acts as dealer and fulfillment house since September 2009.

Cost of Goods Sold (“COGS”).  During the year ended December 31, 2010, we generated COGS of $2,090,355 or $1,301,158 more than COGS of $789,197 generated during the year ended December 31, 2009.  The increase in COGS is due to the increase in sales.  Our gross margin decreased 1.2% to 23.4% for the year ended December 31, 2010 compared to 24.6% for 2009.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses in the year ended December 31, 2010 were 2,060,749 an increase of $685,563 from $1,375,186 for the year ended December 31, 2009.  The increase was due primarily to a $344,931 increase in non-cash stock compensation expense, $117,227 increase in marketing and advertising expense, $193,531 increase in professional fees, $146,925 increase in sales commissions offset by $117,054 decrease in personnel, insurance and other general operating costs.

Other Income and Expense.  Other expense increased $852,573 from income of $511,425 during the year ended December 31, 2009 to expense of $341,148 during the year ended December 31, 2010.  The increase is mainly due to the recognition of a $298,519 beneficial conversion feature for various convertible notes in 2010 with no such expense recognized in 2009.  Also during 2009 the Company recognized a $625,976 gain on the forgiveness of debt and a $65,960 loss on the disposal of assets originally assumed from Human BioSystems compared to a $13,000 gain and no loss recognized during 2010.  Interest expense increased $3,492 to $52,308 during 2010 compared to $48,816 during 2009.

Net Loss.  As a result of the foregoing, our net loss increased to $1,763,315 for the year ended December 31, 2010, from a net loss of $605,784 for the year ended December 31, 2009.

Financial Condition

From inception to December 31, 2010, we have incurred an accumulated deficit of $2,869,827.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

Our primary source of liquidity has been cash generated by operations, issuance of promissory notes and capital raised through equity sales of our common stock.  During the year ended December 31, 2010 we had cash on hand of $11,566 and experienced a net decrease in cash of $39,093 compared to cash on hand of $50,659 at December 31, 2009.

As of December 31, 2010, we had outstanding liabilities of $1,875,050.  Of this amount, approximately $1,364,820 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

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

Inventory Management

We believe that successful inventory management is the most important factor in determining our profitability.  In the recreational vehicle business, and particularly as it relates to the sale of motorcycles, there is normally a limited timeframe for the sale of current year models.  For example, if we are unable to sell a significant portion of our 2010 models before the 2011 models are released, it could be very difficult for us to sell our remaining inventory of 2010 models.  Therefore, our goal is to limit sales of carryover products (i.e., products that remain in inventory after the release of new models) to no more than 10 percent of our total sales each year.  This is accomplished by making all of our purchasing decisions based on sales information for the prior year and then utilizing aggressive sales and marketing techniques during the early part of a model year in order to assure the timely sale of our products.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the year ended December 31, 2010 was $1,685,866, while cash used for operations was $436,526.

During the year ended December 31, 2010, San West:

•

The Company issued 5,275,000 shares of common stock at prices ranging from $0.005 to $0.035 per share with a weighted average price of $0.0084 per share for proceeds of $44,500;

•

The Company issued 5,000,000 shares to Jesse Gonzales for director services valued on the date of issuance at $552,925;

•

The Company issued 6,000,000 shares of common stock for services valued on the date of issuance at $202,951;

•

The Company PUT 2,167,000 shares of common stock to Dutchess in exchange for $37,852 of which the Company received $17,989 and $19,863 was applied to reduce our debt due to Dutchess;

•

The Company issued 2,093,145 to Dutchess as a finder’s fee related to the Investment Agreement and recorded stock compensation expense of $75,353;

•

The Company issued 44,369,871 upon the conversion of $503,660 of debt;

•

The company issued 77,100 shares of Series A Preferred stock in exchange for $77,100;

•

The Company received $296,500 and repaid $38,656 of various promissory notes.

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

In its report prepared in connection with our 2010 financial statements, our independent registered public accountants have included an explanatory paragraph that the Company has suffered recurring losses and current liabilities exceed current assets which raises substantial doubt about its ability to continue as a going concern.

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

Effects of Changes in Fuel Costs

Fuel prices rose significantly during the first half of 2008, reaching an all-time high in July 2008, and then fell significantly during the third quarter as a result of a significant reduction in demand caused by a severe weakening of the global economy.  Increases in the price of gasoline to over $4.00 per gallon, during the first half of 2008, resulted in a reduction in demand for oil in the second half of 2008.  This reduction in demand has continued, to a slightly lesser degree, during 2009 -2010 due to the overall weak global economy and has resulted in a reduction of gas prices to below $3.00 per gallon for the past two years.  However, based on current improving economic forecasts and social unrest in the middle-east, we believe that it is reasonable to assume that there will continue to be a strengthening of demand for oil throughout 2011, notwithstanding the higher price of oil.  To the extent that gas prices continue to climb to levels in excess of approximately $3.50 per gallon for an extended period of time or rise even further, it is possible that consumers will feel that they have less discretionary income to spend on off-road buggies and other powersports equipment, which may be considered more for entertainment and not essential.  Notwithstanding these higher prices, there is no assurance that such higher gas prices will provide potential customers with less disposable income as a result of the overall improvement in the economy.

Effects of Increase in Unemployment

The rate of unemployment in the United States has reached historically high levels with some improvement to 8.9% from over 9.5% during most of 2010.  In addition to all of the other current economic factors potentially contributing to downward pressure on sales, it seems likely that a continued high unemployment rate will have a negative impact on sales.

Overall impact on our Future Earnings

We intend to continue to evaluate and analyze our business decisions through effective inventory management. As described in the preceding paragraphs, the health of the U.S. economy, particularly the availability of credit and the discretionary spending power of potential customers, all will have an impact on our future earnings. We believe that we may be able to counter a portion of the reduction in sales by focusing more on sales of used off-road buggies which have smaller ticket prices than new off-road buggies and provide us with profit margins that can be between 30 percent and 40 percent greater than sales of new off-road buggies. Additionally, although our revenue per unit may be less, it appears that we have been able to maintain greater sales levels of smaller off-road buggies which even when sold new sell at prices significantly less than the larger models. While we are hoping that this strategy will help to increase our sales through 2011, until the credit markets are hopefully revived, there is no assurance that we will be successful. Furthermore, in the event that we are able to successfully integrate additional dealerships and/or new brands into our existing business, we believe that this could result in greater sales margins and an even greater increase in earnings. These greater sales margins would be created by the consolidation of expenses through the implementation of our superstore business plan, resulting in greater earnings per unit sold. While it is management's intent to pursue the goals described herein, we are uncertain that these goals will be achieved at any level.

Seasonality

Our products are subject to seasonality.  Traditionally, the atv’s, utv’s and off-road buggy season begins in early September and runs until May.  Scooter sales in the colder regions are March though Mid August.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K. See REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES, Page 24.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

See Item 9A(T) below.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management's assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K, that we did not maintain effective internal control over financial reporting due to the weakness described below.

A material weakness in the Company’s internal control over financial reporting exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.  This material weakness is a result of the Company’s limited number of employees.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

We did not have adequate segregation of duties, due to our resources and size which prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

We did not design and implement adequate controls related to the accounting of our merger with Human BioSystems. Specifically, applying guidance from ASC 805-40, Business Combinations, Reverse Acquisitions we originally accounted for the merger under purchase accounting when recapitalization accounting was more appropriate. This material weakness has resulted in the required restatement of previously issued financial statements for the year ended December 31, 2009 as described in the notes to our financial statements; Note N, Merger and Note O, 2009 Restatement.

We did not design and implement adequate controls related to the accounting for the issuance of stock and the inclusion of beneficial conversion features associated with our convertible promissory notes as described in the footnotes to our financial statements; Note P, 2010 Accounting Error Adjustments.

Plan of Remediation

To remediate the aforementioned material accounting weaknesses, we are implementing additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors. Regarding the lack of segregation of duties, if the volume of business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risk Factor Related to Controls and Procedures

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash until the Company’s level of business activity increases.  As a result, there is limited segregation of duties amongst the employees.  The Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In compliance with Section 16(a) of the Exchange Act as of December 31, 2010, our executive officers, directors and key employees, their positions and their ages are as follows:

Our directors and executive officers are:

Name	Age	Position(s)	Position(s) Held Since
Frank J. Drechsler	44	Chief Executive Officer Chief Financial Officer, Principle Accounting Officer, Secretary and Chairman of the Board	2009

Jesse Gonzalesp	32	Board Member	2010

Vlad Cood	42	Board Member	2010

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

Frank J. Drechsler has been our Chief Executive Officer and Chairman since our inception. As of May 10, 2010, with the resignation of Bryan Britton, former Chief Financial Officer, Mr. Drechsler also serves as Chief Financial Officer and Secretary. Since 2002, Mr. Drechsler has been an officer and director of Krinner USA, Inc., a privately-held Nevada corporation ("Krinner") which markets and sells Christmas tree stands designed in Germany. Mr. Drechsler also works as a sales agent for Krinner but receives no compensation from Krinner when its products are sold on our online store. Since July 2001, Mr. Drechsler has also been the President, Secretary and a Director of Finger Tip Drive, Inc., a Nevada corporation, which provides online computer data storage services. From October 1998 to May 2001, Mr. Drechsler was the President and a Director of Pacific Trading Post, Inc., a Nevada corporation, which marketed and sold products on the Internet within the outdoor sports industries, specifically in the areas of skate, surf and snow. In January 1998, Mr. Drechsler co-founded and developed the business model for skatesurfsnow.com, where he was responsible for the day-to-day operations. During 1997, Mr. Drechsler was self-employed as a consultant and helped start-up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution.

Mr. Drechsler graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in International Business .  Mr. Drechsler was previously an officer and director of Zowcom, Inc. a Nevada corporation, JPAL, Inc., a Nevada corporation, and Expressions Graphics, Inc., a Nevada corporation, all of which are reporting companies.  Mr. Drechsler is not an officer or director of any other reporting company.

Jesse Gonzales graduated from Embry Riddle University with a Major in Professional Aeronautics and Minor in Airport Management.  Mr. Gonzales’ was employed by the Federal Aviation Administration and the US Navy as an Air Traffic Controller.  Mr. Gonzales began in the burgeoning industry of ecommerce in 1999 while still employed with the FAA specializing in the niche of high-profit, fast-selling products through online sources such as eBay.

Using the “import” and “drop ship” business model for online resellers, his company focused on affordable imported tools.  As eBay and other online departments grew, so did Mr. Gonzales’ dealer network.  In 2004, Mr. Gonzales became National Sales Manager at Patriot Motorcorp, a publicly traded company specializing in motorsports. Applying his business model in the motorsports industry, Mr. Gonzales was at the forefront of the growth in online distribution of affordable family motorsports via the new Chinese motorsports import market which has expanded significantly since 2004.

Vladimir Robert Cood immigrated to the US from Kiev in 1974.  Since that time he has been an active member of many distinguished organizations throughout his schooling and successful career. Mr. Cood earned a Bachelor’s of Science Degree in Industrial And Systems Engineering from San Jose State University. Mr. Cood has built and run multiple multi-million dollar businesses in the multimedia sector, at times managing 300+ employees.  With a focus on entertainment, music and dance, Mr. Cood has built a reputation in the San Francisco area as an influential businessman and cornerstone in the multimedia industry.  Mr. Cood currently owns and runs multiple nightclubs and restaurants in the San Francisco area in addition to overseeing entertainment partnerships at his, and many other, venues.

Bryan Britton, our former Chief Financial Officer since June 2009 resigned on May 10, 2010 to pursue other interests. Mr. Britton co-founded LGR with our Chief Executive Officer, Frank J. Drechsler, on August 12, 2008. Between August 2004 and June 2007, Mr. Britton worked to develop aftermarket turbo kits, king shocks and other high performance accessories for the recreational vehicle market. In August 2004, Mr. Britton founded Letz Go Racing Off-Road Center in Lake Havasu City, Arizona, strictly importing off-road mini buggies, and managing operations. In June 1980, Mr. Britton founded Britton's Unique Auto Service, Inc., d.b.a. Britton's Automotive Group in Huntington Beach, California. Mr. Britton graduated with a master degree in all phases of automotive, service, repair and diagnosis from the Arizona Automotive Institute in Glendale, Arizona in 1979. He also holds a master ASE certification..

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, to our knowledge, no person has failed to timely file a Section 16(a) form during the year ended December 31, 2010.

Other Matters

We have not yet drafted and adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  We intend to do so once we reach and maintain greater financial stability.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and the other highest-paid executive officers serving as such at the end of 2010 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of San West, Inc. received compensation in excess of $100,000 during fiscal year 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Harry Masuda (1)	2008	90,000	-0-	-0-	-0-	-0-	-0-	3,200	93,200
Harry Masuda (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank J. Drechsler (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank J. Drechsler (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Britton (2)	2009	130,000	-0-	-0-	-0-	-0-	-0-	-0-	130,000
Bryan Britton (2)	2010	38,000	-0-	-0-	-0-	-0-	-0-	-0-	38,000

(1)

Our former Chief Executive Officer.  The other compensation for Mr. Masuda represents corporate office allowance of $800 per quarter for use of his home and facilities for 2008.  As a result of the Merger in 2009, Mr. Masuda was replaced as our Chief Executive Officer.

(2)

Mr. Drechsler became our Chief Executive Officer as a result of the Merger.  Mr. Drechsler became our Chief Financial Officer and Principle Accounting Officer as a result of the resignation of Bryan Britton during 2010.

(3)

Mr. Britton became our Chief Financial Officer as a result of the Merger in 2009.  Mr. Britton resigned from San West, Inc. effective_May 10, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2010:

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

(1)

Our former Chief Executive Officer.  As a result of the Merger in 2009, Mr. Masuda was replaced as our Chief Executive Officer.

(2)

Mr. Drechsler became our Chief Executive Officer as a result of the Merger in 2009.  Mr. Drechsler became our Chief Financial Officer and Principle Accounting Officer as a result of the resignation of Bryan Britton during 2010.

(3)

Mr. Britton became our Chief Financial Officer as a result of the Merger in 2009.  Mr. Britton resigned from San West, Inc. effective May 10, 2010.

Director Compensation

The following table provides concerning the compensation of our directors as of the end of our last completed fiscal year, December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank J. Drechsler (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bryan Britton (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jesse Gonzales	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vladimir Cood	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

Mr. Drechsler became our Chief Executive Officer as a result of the Merger in 2009.  Mr. Drechsler became our Chief Financial Officer and Principle Accounting Officer as a result of the resignation of Bryan Britton during 2010.

(2)

Mr. Britton became our Chief Financial Officer as a result of the Merger in 2009.  Mr. Britton resigned from San West, Inc. effective May 10, 2010.

Employment Agreements

As of the date of this report, we do not have any employment agreements with our employees.

Director Compensation

Our directors do not receive compensation for their services as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2010, we have authorized 300,000,000 shares of common stock, no par value, of which 192,742,859 shares were issued and outstanding and 10,000,000 shares of preferred stock, no par value, of which 77,100 shares are issued and outstanding.  The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2010, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Common Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number		Percent
Frank J. Drechsler	30,011,780		14.93%
All directors and officers as a group (two persons)	30,011,780		14.93%
Vladimir Cood	18,740,623		9.32%
Gemini Master Fund, LTD	24,091,036	(3)	10.70%
Seacoast Advisors, Inc.	25,654,372	(4)	11.52%
5% owners as a group	68,486,031		27.76%
Directors, officers and 5% shareholders as a group	98,497,811		39.93%

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o San West, Inc., 10350 Mission Gorge Road, Santee, California 92069.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC.  For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding is 200,988,848 as of December 31, 2010 and includes $192,742,859 shares of common stock and 8,245,989 shares of common stock that would result from the conversion of preferred stock.

(3)

Including 24,091,036 shares of common stock underlying convertible debt.

(4)

Including 21,624,501 shares of common stock underlying convertible debt.

As indicated in the table above, our executive officers and directors beneficially own, in the aggregate, 14.93 percent of our outstanding common stock.  As a result, these stockholders may, as a practical matter, be able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•

The operation of which may at a subsequent date result in a change in control of San West; or

•

With respect to the election of directors or other matters.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010 and 2009, Frank Drechsler, CEO, loaned $0 and $80,000, respectively.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees	$ 45,860	$ 35,253
Audit-Related Fees*	2,655	-
Tax Fees	-	4,500
Other Fees	-	-
Total	$ 48,515	$ 39,753

Audit Fees.  This category includes the aggregate fee billed for professional services rendered for the audits of our consolidated financial statements for the years ended December 31, 2010 and 2009, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2010 and 2009, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.  Of these amounts, $4,500 was related to tax compliance services for review of federal and state tax returns for both 2010 and 2009.

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

10.17**	Series A Preferred Stock Designation filed as exhibit 41 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010.
21.0**	Subsidiaries of the registrant, filed as Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed on June 9, 2009.
23.2*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Frank J. Drechsler, Chief Executive Officer and Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Frank J. Drechsler, Chief Executive Officer and Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: April 5, 2011.

By /s/ Frank Drechsler

    Frank Drechsler, Chief Executive Officer and

    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Drechsler	Chief Executive Officer and Director	April 5, 2011

SAN WEST, INC.

REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

YEARS ENDED DECEMBER 31, 2010 AND 2009

CONTENTS

PAGE

FINANCIAL STATEMENTS

   Notes to the Financial Statements …………...........    F-6-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

San West, Inc.

Santee, California

We have audited the accompanying consolidated balance sheets of San West, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010 and 2009.  San West, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San West, Inc as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/S/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 4, 2011

San West, Inc.
Consolidated Balance Sheets
	December 31,
ASSETS	2010	2009
		(Restated)
CURRENT ASSETS
Cash	$ 11,566	$ 50,659
Accounts receivable	5,079	840
Inventory (Note B)	131,768	287,921
Other current assets (Note C)	113,406	33,897
Total current assets	261,819	373,317

Fixed assets (Note D)	130,226	130,226
Accumulated depreciation	(53,726)	(31,974)
Net fixed assets	76,500	98,252

Deposits	19,474	12,599
Goodwill (Note E)	234,100	234,100
Total assets	$ 591,893	$ 718,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (Note F)	$ 891,180	$ 749,257
Other current liabilities	235,309	187,689
Floorplan notes payable (Note G )	4,721	117,962
Convertible promissory notes (Note H)	194,434	-
Notes payable (Note H)	-	510,000
Subsidiary purchase loan-current portion (Note I)	39,176	32,292

Total current liabilities	1,364,820	1,597,200

Subsidiary purchase loan (Note I)	183,280	223,820
Convertible promissory notes, non-current (Note H)	110,000	-
Loans from shareholder (Note J)	216,950	216,950
Total liabilities	1,875,050	2,037,970

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note K)
Preferred stock, no par value, 10,000,000 shares authorized; 77,100 and -0- issued and outstanding at December 31, 2010 and 2009, respectively.	77,100	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 192,742,859 and 124,960,826 at December 31, 2010 and 2009, respectively.	1,509,570	(653,015)
Common stock payable	-	439,825
Accumulated deficit	(2,869,827)	(1,106,512)
Total stockholders' deficit	(1,283,157)	(1,319,702)
Total liabilities and shareholder deficit	$ 591,893	$ 718,268

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,
	2010	2009
		(Restated)

Revenue	$ 2,728,937	$ 1,047,174
Cost of goods sold	2,090,355	789,197

Gross profit	638,582	257,977

Expenses
Selling, general and administrative	2,060,749	1,375,186

Total expenses	2,060,749	1,375,186

(Loss) from operations	(1,422,167)	(1,117,209)

Other income (expense)
Other income	164	225
Gain on the forgiveness of debt	13,000	625,976
Other expense	-	-
Loss on the disposal of assets	-	(65,960)
Amortization of beneficial conversion feature	(298,519)	-
Amortization of deferred financing costs	(3,485)	-
Interest expense	(52,308)	(48,816)
Total other income (expense)	(341,148)	511,425
Net loss before income taxes	$ (1,763,315)	$ (605,784)
Provision for income taxes	-	-
Net loss	$ (1,763,315)	$ (605,784)

Net loss per common share basic	$ (0.00)	$ (0.01)
Weighted average shares outstanding basic	163,635,704	96,038,198

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	50,447,003	1,834,259

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statement of Stockholder's Deficit
For the Years Ended December 21, 2010 and 2009 (Restated)
							Total
	Preferred Stock		Common Stock			Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2008		$ -	93,218,918	$ 371,198	$ -	$ (500,728)	$ (129,530)

Issuance of common stock for cash
weighted average price of $.02
(net of offering costs of $224,374)			32,053,673	506,626			506,626
Common stock payable for cash
weighted average price of $.07					67,500		67,500
Common stock issued for services
weighted average price of $.02			3,480,000	62,640			62,640
weighted average price of $.02					372,325		372,325
Issuance of existing shares from CEO
for cash to the Company
weighted average price of $.02
(net of offering costs of $31,257)				60,943			60,943
Issuance of common stock for merger
weighted average price of $.04			18,945,637	(1,980,755)			(1,980,755)
Founder's shares retired in exchange
for a promissory note			(39,520,735)	(100,000)			(100,000)
Shares exchanged for debt
weighted average price of $.02			15,950,000	368,000			368,000
Shares issued as inducement to invest
weighted average price of $.07			833,333	58,333			58,333
Net loss						(605,784)	(605,784)
Balances December 31, 2009 (Restated)	-	-	124,960,826	(653,015)	439,825	(1,106,512)	(1,319,702)

Series A Preferred stock issued for cash	77,100	77,100					77,100
Common stock issued for cash:
weighted average price of $.0700			964,286	67,500	(67,500)		-
weighted average price of $.0350			275,000	9,500			9,500
weighted average price of $.0100			1,000,000	10,000			10,000
weighted average price of $.0750			2,000,000	15,000			15,000
weighted average price of $.0050			2,000,000	10,000			10,000
Common stock issued for services:
weighted average price of $.1105			5,000,000	552,925			552,925
weighted average price of $.0730			6,000,000	372,325	(372,325)		-
weighted average price of $.0548			3,000,000	164,476			164,476
weighted average price of $.0196			2,000,000	35,700			35,700
weighted average price of $.0098			1,000,000	9,775			9,775
Common stock issued for PUTS :
Proceeds applied to debt			932,911	19,863			19,863
Proceeds paid to Company			1,234,089	17,989			17,989
Common stock issued for finders fee
weighted average price of $.1910			2,093,145	75,353			75,353
Merger shares canceled			(4,087,270)	-			-
Common stock exchanged for debt and accrued interest
weighted average price of $.0130			23,050,000	356,500			356,500
weighted average price of $.0100			6,700,000	67,000			67,000
weighted average price of $.0075			2,824,445	21,183			21,183
weighted average price of $.0050			11,795,427	58,977			58,977
Beneficial conversion feature
of convertible note				298,519			298,519
Net loss						(1,763,315)	(1,763,315)
Balances December 31, 2010	77,100	$ 77,100	192,742,859	$ 1,509,570	$ -	$ (2,869,827)	$ (1,283,157)

San West, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$ (1,763,315)	$ (605,784)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	21,752	22,744
Stock compensation expense	838,229	493,298
Gain on forgiveness of debt	-	(625,976)
Loss on disposal of assets	-	65,960
Inventory impairment losses	-	11,639
Stock issued for accrued interest	26,457	-
Amortization of beneficial conversion feature	298,519	-
Changes in operating assets and liabilities:
Change in accounts receivable	(4,239)	3,008
Change in inventory	156,154	308,356
Change in other current assets	(79,509)	(31,554)
Change in deposits	(6,875)	8,766
Change in accounts payable	141,923	(45,675)
Change in floorplan notes payable	(113,241)	(347,887)
Change in other current liabilities	47,619	102,767

Net cash used by operating activities	(436,526)	(640,338)

Cash flows from investing activities:
Investment in merger	-	(28,000)
Cash acquired in merger	-	6,070
Net cash used by investing activities	-	(21,930)

Cash flows from financing activities:
Proceeds from the issuance of common stock	139,589	890,700
Stock sale offering costs	-	(255,631)
Proceeds from notes payable	296,500	54,000
Proceeds from shareholder loans	-	38,605
Payments on shareholder loans	-	(10,000)
Payments on notes payable	(38,656)	(11,000)

Net cash provided by financing activities	397,433	706,674

Net increase (decrease) in cash	(39,093)	44,406
Cash, beginning of period	50,659	6,253
Cash, end of period	$ 11,566	$ 50,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 26,972	$ -
Cash paid for taxeds	$ 800	$ 800

Other non-cash investing and financing activities:
Shares issued for accrued interest	$ 26,457	$ -
Shares issued for debt principal	$ 503,660	$ 368,000
Founder's shares retired for promissory note	$ -	$ 100,000

The accompanying notes are an integral part of these financial statements

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

San West, Inc. (“San West”, “the Company”, or “we”) is a Nevada Corporation, established in July, 2001.  The Company sells and serivices off-road buggies and related after market performance products and accessories. Our products are sold both at a physical location and online while the buggy repair services are sold and fulfilled at the physical location. Its primary service outlet, “Letz Go Racing Off-Road Center” is located in Huntington Beach, California and provides customers with modification parts, accessories and repair services for off-road buggies built in China for the U.S. market.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $2,869,827 and $1,106,512 at December 31, 2010 and December 31, 2009, respectively.  In addition, the Company had negative working capital of $1,103,001 and $1,223,883 at December 31, 2010 and December 31, 2009, respectively.

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

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist.  The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss.  The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  Both steps of the goodwill impairment testing involve significant estimates.

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

The Company depreciates its property and equipment on a straight line basis at the following rates as applied to net depreciable value:

Computer equipment and software:

3 years

Furniture and fixtures:

5 – 7 years

Machinery and equipment

:

5 – 7 years

Leasehold improvements:

       7 years

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

The Company expenses all advertising as incurred.  During the year ended December 31, 2010 and 2009, the Company incurred approximately $191,833 and $78,011, respectively in marketing and advertising expense.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06 – “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements”, which requires new disclosures and reasons for transfers of financial assets and liabilities between Levels 1 and 2.  ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques.  It further clarifies that the reconciliation of Level 3 measurements should separately present purchases, sales, issuances, and settlements instead of netting these changes.  With respect to matters other than Level 3 measurements, ASU 2010-

06 is effective for fiscal years and interim periods beginning on or after December 15, 2009.  New guidance related to Level 3 measurements is effective for fiscal years and interim periods beginning on or after December 15, 2010. Adoption of ASU 2010-06 did not result in any significant financial impact on the Company upon adoption.

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

In December 2010, the FASB issued ASU No. 2010-29 – Business Combinations (Topic 805); disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU No. 2010-29 requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  adoption of this ASU did not have a material impact on our financial statements or footnote disclosures.

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at December 31, 2010 and December 31, 2009:

	2010	2009
Parts	$113,318	$120,343
Vehicles	18,450	167,578

Inventory	$131,768	$287,921

NOTE C – OTHER CURRENT ASSETS

Other current assets of $113,406 as of December 31, 2010 are comprised solely of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargebacks.

Other current assets of $33,897 as of December 31, 2009 are comprised prepaid rent and prepaid advertising costs.

NOTE D – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.    Fixed assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Computers	$8,419	$8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
	130,226	130,226
Accumulated depreciation	(53,726)	(31,974)
Fixed assets, net	$76,500	$98,252

Depreciation expense for the year ended December 31, 2010 and 2009 was $21,752 and $22,744, respectively.

NOTE E – GOODWILL

On August 20, 2008, the Company executed an Asset Purchase and Stock Transfer Agreement for 100% of the outstanding ownership interests in Buggy World, Inc.  The total purchase price was $613,202 paid with $350,000 cash and $263,202 of promissory notes to Cambio Enterprises (See Note I, Subsidiary Purchase Loan).  Identifiable tangible assets acquired were valued at $394,102 leaving $219,100 recorded as goodwill.

On September 5, 2008, the Company purchased certain rights, title and interest to Johnson’s Bug Machine for $15,000 which was recorded to goodwill.  Payments were due $5,000 after completion of the first referred job was complete and $1,000 per month thereafter.  This obligation was non-interest bearing.  In October 2009, the Company settled this debt for a $5,000 cash payment and full release netting the Company a $10,000 gain on the forgiveness of debt recorded as other income in our 2009 Statement of Operations.

As of December 31, 2010, we have recorded goodwill of $234,100 in connection with our acquisition of Buggy World, Inc. on August 20, 2008 ($219,100) and Johnson’s Bug Machine ($15,000) on September 5, 2008.  Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets.  The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units.  Goodwill is then tested for

NOTE E – GOODWILL (Continued)

impairment at least annually for each reporting unit.  Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value.  If the fair value significantly exceeds the carrying value, no further testing is required.  If the carrying value exceeds the fair value, a step two test must be performed.  Step two includes estimating the fair value of all tangible and intangible assets.  The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one.  The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

We performed a goodwill impairment test on December 31, 2010 and December 31, 2009.  Pursuant to ASC 350-20-35-22 quoted market prices in an active market are the best evidence of fair value and should be used as the basis for measurement, if available.  There are active markets for our reporting units which are comprised of our company as a whole given that the goodwill balance relates directly to our existing business.  We determined the fair value as of December 31, 2010 to be $2,505,657 (192,742,859 shares outstanding x $0.013 12/31/10 closing stock price) which exceeded the carrying value of our goodwill balance by 1,070%.  We determined the fair value as of December 31, 2009 to be $16,994,672 (124,960,826 shares outstanding x $0.136 12/31/09 closing stock price) which exceeded the carrying value of our goodwill balance by 7,260%.  Accordingly, we determined our goodwill balance passed step one of the goodwill impairment test.  Thus, no impairment of goodwill existed as of or has been recorded for the year ended December 31, 2010 or 2009.

We acknowledge the uncertainty surrounding the key assumptions that drive the estimated fair value.  Any material negative change in the fundamental outlook of our business, our industry or the capital market environment could cause the business unit to fail step one.  Accordingly, we will be monitoring events and circumstances each quarter (prior to the annual testing date) to determine whether an additional goodwill impairment test should be performed.

NOTE F – ACCOUNTS PAYABLE

Accounts payable at December 31, 2010 consisted of $637,042 of assumed Human BioSystems accounts, $7,437 of sales tax payable, $99,664 related to professional fees and $147,037 of trade payables.

Accounts payable at December 31, 2009 consisted of $668,642 of assumed Human BioSystems accounts, $6,599 of sales tax payable, $5,000 related to professional fees and $69,016 of trade payables.

NOTE G – FLOORPLAN NOTES PAYABLE

During 2010, we sold or disposed of all our flooring inventory.  The balance of $4,721 represents the interest and fees due to the flooring company as of December 31, 2010.  The interest charged by our flooring company was 12% per year.

During 2009, the Company used Castle Flooring to finance certain vehicles.  During 2009 Castle was paid off and the Company no longer does business with Castle who has since filed for Chapter 7 bankruptcy.

GE Flooring and DSC Flooring provided financing to the former owners of Buggy World.  DSC was paid off in 2009.  The December 31, 2009 balance of $117,962 is due to GE Flooring and is a carryover from 2008.  The GE balance is secured by certain vehicles financed by that lender.

When we have vehicle inventory we evaluate our vehicles at the lower of cost or market value approach.  If the book value of our vehicles is more than fair value, we could experience losses on our vehicles in future periods.  All new vehicles are pledged to collateralize floorplan notes payable to floorplan providers.  The floorplan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest that typically varies by provider.  Vehicle floorplan notes are typically payable on demand and are typically paid upon the sale of the related vehicle.  As such, our floorplan notes payable are shown as current liabilities in the accompanying balance sheets with related cash flows accounted for as Operating Activities.

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE

Gemini

In connection with a Securities purchase Agreement dated February 12, 2010, the Company issued a convertible promissory note (the “Note”) dated February 4, 2010 generating gross proceeds to the Company of $150,000.  Issuance fees totaled $3,485, which were paid in cash.  The Note bears interest of ten percent (10%) per annum that accrues daily and matures on February 1, 2011 with no payment due before the maturity date.  On January 12, 2011, the Note’s maturity date was extended one year to February 12, 2012.

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

The issuance costs related to the Note of $3,485 in cash were capitalized to current assets on the balance sheet and are being amortized over the original term of the Note based upon the effective interest method.  For the year ended December 31, 2010, the Company recognized $3,485as other expense related to the amortization of the issuance costs.

The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.04) being less than the closing stock price ($0.095) on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF was been determined based on the gross debenture amount, and recorded as a discount to reduce the carry value of the Note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $206,250 using the intrinsic value method.  Since this amount is greater than the $150,000 value of the Note, the Company reduced the initial carry value of the Note to zero effectively recording a BCF of $150,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.  On October 14, 2010, the note was further modified to provide for a conversion price of $0.005 per share.  The Company calculated the BCF on the closing date of the modification to be $83,528 using the intrinsic value method.

During the year ended December 31, 2010, related to the note above, the Company:

1.

Recognized $233,528 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount;

2.

Recognized $13,216 in interest expense related to the Note.

3.

Converted $42,761, including $40,000 of principle and $2,761 of accrued interest into 7,140,000 shares of common stock;

4.

Had a non-current principle balance and accrued interest balance of $110,000 and $10,455, respectively.

Seacoast Advisors, Inc.

On February 13, 2009, the Company cancelled and reissued the Seacoast Advisors, Inc. $80,000 note originally dated August 10, 2008, maturing on August 12, 2009 and carrying eight percent (8%) interest per annum.  The new $80,000 note dated February 13, 2009 matured on August 12, 2009, carried interest of eight percent (8%) per annum with no prepayments required and converted into shares of the Company upon default at a conversion price of $.05.  Per ASC 470-20-25-12, no portion of the proceeds from this note were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the perceived market value of the stock.  Additionally, this note was issued pior to the merger with Human BioSystems and there was no active market for the Company’s stock at that time.  In March of 2009 $6,000 was paid against this note.  In February and March of 2010, Seacoast converted $74,000 of this note into 7,400,000 shares of common stock at an exercise price of $.01 reflecting the decrease in the conversion price due to the 5:1 forward stock split affected on November 3, 2009.  $9,596 remained

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

due under this note and was converted in full into 959,649 sharesof common stock at a conversion price of $.01 on August 30, 2010.  On September 30, 2009, an addendum was added to this note increasing the face amount to $54,000 for additional funds loaned to the Company.  The addendum increased the maturity date for these funds to September 30, 2010 and increased the conversion price to $0.35 per share, or $.07 per share after giving effect to the 5:1 forward stock split.  Per ASC 470-20-25-12, no portion of the proceeds from this adendum were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the market price of the stock.  On August 16, 2010, this addendum was modified reducing the exercise price to $.01 per share exerciseable at the option of Seacoast at any time.  The balance of principle and interest under this note at modification was $57,723.  The market price of common stock on the date of this modification was $0.02 resulting in a beneficial conversion feature of $57,356.  On August 19, 2010 and August 30, 2010, Seacoast converted $50,395 into 5,039,489 shares of common stock leaving a balance due of $7,581.  Then, on September 1, 2010, the note was further modified to decrease the conversion price to $0.005.  The balance of principle and interest under this note at modification was $7,581.  The market price of common stock on the date of this modification was $0.01 resulting in a beneficial conversion feature of $7,581.  On October 22, 2010, Seacoast converted $4,750 into 950,000 shares of common stock leaving a balance due of $2,791.11 which was converted into 579,871 shares on December 22, 2010 leaving no balance due under the aforementioned note(s) as of December 31, 2010. As of December 31, 2009, the balance under the above loan activity was $128,000.

In addition to the above, during the year ended December 31, 2010, the Company borrowed $133,000 from Seacoast Advisors, Inc. in various tranches for which separate promissory notes were issued.  The notes have the same terms and conditions, including interest at eight percent (8%) per annum and only one principal and interest payment due upon maturity on January 1, 2012.  On October 14, 2010, The Company and Seacoast canceled the previous notes and issued a single note in the amount of $121,631 ($119,000 principle and $2,631 accrued interest).  Also, on October 14, 2010, Seacoast loaned and additional $9,000 and on November 2, 2010, Seacoast loaned an additional $5,000.  The terms of the $121,631, $9,000 and $5,000 notes provide for interest at eight percent (8%) per annum, and only one principal and interest payment due upon maturity with maturity being six (6) months from the date each tranche was first received by the Company.  In the event of default, the notes become convertible at the option of the holder into common stock of the Company at a conversion price of $0.005 per share.  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the restrictions on the conversion prevent the holders from fully exercising the conversion, the Company has experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the thin trading volume of the Company’s stock on the secondary markets, and the perceived market value of the stock was less than the conversion price due to the above and due to the significant decrease in the stated trading values of the Company’s stock which has decreased 97.4% from $0.308 one year prior to these notes leaving significant uncertainty about the future trading price of the stock and the ability of Seacoast to recover the face amount of the debt.

During the year ended December 31, 2010, related to the notes above, the Company:

1.

Recognized $64,937 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature discount;

2.

Recognized $8,771 and $7,252 in interest expense during 2010 and 2009, respectively.

3.

Converted $171,391, including $154,703 of principle and $16,687 of accrued interest into 14,926,309 shares of common stock;

4.

Had a current principle balance and accrued interest balance of $106,297 and $1,826, respectively.

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

Dutchess Private Equities L.P.

In November 2006, Human BioSystems entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note with a face value of $1,200,000, net proceeds to the Company of $1,000,000 and an imputed annual rate of interest of 43.278%.  The November 2006 Dutchess Note matured on August 31, 2007.   Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  In May 2007, the Company entered into a loan transaction with Dutchess and issued a Promissory Note with a face value of $462,000, net proceeds to the Company of $350,000 and an imputed annual rate of interest of 63.108%.  The May 2007 Dutchess Note matured on April 15, 2008.  Repayment of the face value was to be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess by the Company exceeding $120,000 per month or 2) $51,333 per month.  If both Dutchess Note’s face value was not paid off by maturity, the Company would be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month until paid off.  Any beneficial conversion feature that may have been recognized would not be relevant to the financial statements for the post-merger reporting which occurred on June 5, 2009 as these transactions occurred prior to the merger.  Both notes were in default at the time of the merger on June 5, 2009.  As a result of the default, Dutchess had the right to increase the face amount of the debentures by 10% of the face amount as an initial penalty and 2.5% of the face amount per month as liquidated damages.  As of March 31, 2009, Dutchess had not elected this right.  Then, as a result of the merger between Human BioSystems and San West (close date June 5, 2009), Dutchess elected to exercise their right to impose penalties under the original notes and agreed to a $327,526 increase in the face amount of the debentures to $650,000.  Both notes contain a conversion feature that became exerciseable only upon default.  As a result of the default status of the notes, Ducthess currently has the right to convert the notes at a conversion price equal to 80% of the closing bid price of our common stock on the day prior to the conversion date.  All conversions of Dutchess debentures are performed according to the methodology contained in the original notes.

During the year ended December 31, 2010, $202,363 was converted into 6,582,911 shares of common stock.  Of the 6,582,911 shares issued, $182,500 was converted into 5,650,000 shares and $19,863 was repaid through the Company’s exercise of PUTS into 932,911 shares (See Note L, Investment Agreements below).  As of December 31, 2010 and 2009, the balance of these notes was $74,637 and $282,000, respectfully.

Other Convertible Promissory Notes

On February 13, 2009 the Company issued an unsecured promissory note with a face amount of $100,000 in exchange for retiring 39,520,735 shares of the Company’s common stock that was originally issued in 2005.  The note accrued interest at eight percent (8%) per annum, was due in one year or February 13, 2010 and required only one principal and interest payment upon maturity.  On April 23, 2009, the note was modified to add a conversion feature at the option of the holder with a conversion price of $0.01 per share.  At the time of modification the stock price was $0.008 thus, no beneficial conversion feature was recognized.  During the year ended December 31, 2009, the Company recognized $7,036 of interest expense.  As of December 31, 2009, the total due under this note was $107,036, including $7,036 of accrued interest and $100,000 of principal.  During the year ended December 31, 2010, the Company received conversion notices to convert the entire outstanding balance of $107,036 into 10,703,600 shares of the Company’s common stock.

On December 17, 2010 the Company issued $13,500 face value note that carries interest of eight percent (8%) per annum with no prepayments required and converts into shares of the Company upon default at a conversion price of $0.005.  Per ASC 470-20-25-12, no portion of the proceeds from this note are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  In addition, the Company has experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the thin trading volume of the Company’s stock on the secondary markets, and the perceived market value of the stock was less than the conversion price due to the above and due to the significant decrease in the stated trading values of the Company’s stock which has decreased 97% from $0.308 one year prior to this note leaving significant uncertainty about the future trading price of the stock and the ability to recover the face amount of the debt.  During the year ended December 31, 2010, the Company recognized $41 of interest expense on this note.

NOTE I – SUBSIDIARY PURCHASE LOAN

Secured Promissory Note to Cambio Enterprises in the amount of $263,202 dated August 12th 2008.  The note bears interest of eight percent (8.0%) per annum, requires monthly principal and interest payments of $4,102, matures seven years from the date of the note or August 12, 2015 and is secured by certain assets of the Company.

In addition, the note is personally guaranteed by Frank J. Drechsler, CEO and General Manager, of San West, Inc.  As of December 31, 2010, the total principle due under this note was $222,456, and includes $39,176 and $183,280 recorded as current and non-current notes payable, respectively.  During the year ended December 31, 2010 and 2009, the Company recorded interest expense of $17,633 and $24,334, respectively related to this note.  During the year ended December 31, 2010, the Company made payments totaling $59,859 ($33,656 of principle and $26,203 of interest).

NOTE J – SHAREHOLDER LOANS

From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principal balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the year ended December 31, 2010 and 2009, the Company recognized $8,678 and $6,520, respectively of interest expense related to this note.

NOTE K – CAPITAL STOCK

Preferred Stock

During the year ended December 31, 2010, the Company issued 77,100 shares of non cumulative Series A Preferred Stock (See SAN WEST, INC. CERTIFICATE OF DESIGNATION FOR THE SERIES A PREFERRED STOCK filed with the Securities and Exchange Commission on Form 8-K on September 13, 2010).

Common Stock

During the year ended December 31, 2009, our Company recognized the following common stock related activity:

1.

On November 3, 2009, the Company effected a five-for-one (5:1) forward stock split,

2.

The Company received services valued at $62,640 in exchange for 3,480,000 shares of common stock were valued at the market price of our common stock on the date of issuance.

3.

The Company recorded $372,325 of stock compensation expense related to 6,000,000 shares that were owed but unissued as of December 31, 2009.  The shares have been included in the calculation of earnings per share and the related payable included in the equity section of our balance sheet as common stock payable.  The related Corporate Consulting Agreement provided for renumeration at the beginning of each quarter whereby 1.5 million shares was due on 1/1/09, 4/1/09, 7/1/09 and 10/1/09 for a total of 6,000,000 shares to be issued.  The shares were valued at the market price of our common stock on the date the shares were owed.   The expense and issuance recognition for EPS purposes is consistent with ASC 260-10-45 in that at the time the expense was recognized all conditions of that issuance were satisfied and there was no circumstance under which the stock would not be issued as it eventually was.  Furthermore, the Company’s obligation to issue the shares was always acknowledged.  There was no variability to the number of shares to be issued and there were no provisions requiring stock be issued at any specific time or penalties would accrue.  All shares have been issued (in 2010) at the exact number of shares stated in the Consulting Agreement.  Recording the stock compensation expense, the increase to equity and inclusion in the calculation of weighted average shares outstanding was done on the date specified in the agreement at market prices.  No liability was recorded due to the

NOTE K – CAPITAL STOCK (Continued)

Common Stock (Continued)

fact that the agreement was payable in stock and the classification in equity more accurately reflects the nature of the transaction.  Whether or not the stock had been issued is not relevant to the obligation of the Company to issue the stock.  Displaying the stockpayable as a separate component on the statement of shareholders’ equity more clearly identifies the nature of the liability as being related to stock and including the shares in basic EPS provides a more accurate measure of our performance over our reporting periods.

4.

The Company received gross proceeds of $798,500 in exchange for 33,017,958 shares of common stock of which $67,500 or 964,286 shares were issued in 2010.

5.

The Company converted $368,000 of our Dutchess Notes and issued 15,950,000 shares of common stock (See Note H – Convertible Notes Payable above).

6.

6,146,270 shares were issued from the existing outstanding shares of our CEO in exchange for $92,200 in gross proceeds.

7.

The Company issued 833,333 shares of common stock as an inducement to invest from one of our shareholders.

During the year ended December 31, 2010, our Company recognized the following common stock related activity:

1.

Towards the end of 2009, the Company received $67,500 in exchange for 964,286 shares of common stock that was issued in 2010.

2.

The Company issued 5,275,000 shares of common stock at prices ranging from $0.005 to $0.035 per share with a weighted average price of $0.0084 per share for proceeds of $44,500.

3.

The Company issued 5,000,000 shares to Jesse Gonzales for director services valued on the date of issuance at $552,925.

4.

As of December 31, 2009, the Company had recorded $372,325 of service related expense related to 6,000,000 shares that were owed but unissued.  During 2010, all 6,000,000 shares were issued, including 1,300,000 shares on March 17, 2010, 4,500,000 on October 22, 2010, and 200,000 on December 23, 2010.

5.

The Company issued 6,000,000 shares of common stock for services valued on the date of issuance at $202,951.

6.

The Company PUT 2,167,000 shares of common stock to Dutchess in exchange for $37,852 of which the Company received $17,989 and $19,863 was applied to reduce our debt due to Dutchess (See Note L below).

7.

The Company issued 2,093,145 to Dutchess as a finder’s fee related to the Investment Agreement and recorded stock compensation expense of $75,353 (See Note L and Note P below).

8.

Dutchess canceled 4,087,270 shares originally received in connection with the merger between Human BioSystems and San West in 2009.  The shares were originally recorded as expense in the amount of $122,618.   Pursuant to ASC 505-30-30-7, the cost of treasury shares shall be reflected in capital.  Since the stock has no par value and the cancellation did not require any cash outlays by the Company, no value has been assigned to these shares and the cancellation only affected the calculation of weighted average shares outstanding used in the calculation of earnings per share (See Note P below)..

9.

The Company issued 44,369,871 upon the conversion of $503,660 of debt and accrued interest.

Common stock issued in a period subsequent to our reporting dates is included in the calculation of weighted average shares outstanding as of the date the expense was recognized or funds received.

NOTE K – CAPITAL STOCK (Continued)

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

NOTE L – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008 whereby the Company could sell up to $10 million of shares to Dutchess based on a certain formula.  However, as a result of the reverse merger between San West, Inc and Human BioSystems in June 2009, this original Investment Agreement was considered void due to the significant change in control.  As a result, on January 8, 2010, the Company filed a Post-Effective Amendment No.1 to Form S-1 seeking to register for resale up to 8.5 million shares common stock by Dutchess Opportunity Fund, II, LP, a selling stockholder pursuant to a “put right” under an investment agreement (the “Investment Agreement”), also referred to as an Equity Line of Credit, that we have entered into with Dutchess.  The S-1 and subsequent amendments became effective on June 21, 2010.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  We will not receive any proceeds from the sale of these shares of common stock offered by Dutchess.  However, we will receive proceeds from the sale of securities pursuant to our exercise of this put right if and when the Company exercises its right.  The purchase price of shares purchased under this Investment Agreement shall be equal to 92% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement (The Company does not recognize expense for the 8% discount.  Dutchess in effect acts as a vehicle for the Company to be able to finance our operations through the Investment Agreement and they reasonably expect to make a small profit or commission which in this case is theoretically 8% assuming no negative volatility in our stock price.  In accounting for the discount, we rely on Title 17, 230.141; SFAS No. 141, Business Combinations, Paragraph 24; and IAS 32 Financial Instruments, SIC 17.  We treat the discount as an issuance cost.  As such, the value of the stock issuance is reduced by the 8% discount and each issuance is reflected at 92% in our common stock equity balance with no expense booked to the statement of operations).  The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing prices immediately preceding the date of the put, or (B) $100,000.  During the year ended December 31, 2010, the Company “put” to Dutchess 2,167,000 shares of common stock and received net proceeds of $37,852 of which $19,863 was applied to debt owed to Dutchess and $17,989 was remitted to the Company.

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, our CEO Frank Drechsler made a $5,000 payment to a vendor on behalf of the Company.

NOTE N – MERGER

On June 5, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“HBS”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) closed their Plan and Agreement of Triangular Merger (the “Plan of Merger”).  In accordance with the Plan of Merger, San West became a wholly-owned subsidiary of HBS through a merger with the Subsidiary.  The San West Stockholders received restricted HBS Common Stock at the rate of 3.16165 shares for each of their 20,684,180 shares issued and outstanding.  As a result, HBS issued 65,396,320 restricted shares in exchange for 100 percent of the outstanding capital stock of San West.  In addition, 4,087,270 restricted shares of the HBS Common Stock were issued to Dutchess Advisors, LLC as a finder’s fee.  HBS had 21,009,670shares outstanding as of the Effective Date of the merger.  In total 90,493,260 shares were outstanding following the Effective Date of Merger.

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

We accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (San West, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (HBS) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (HBS) are reflected as an issuance as of the reverse merger date (June 5, 2009) for the historical amount of the net assets of the acquired entity which in this case is a net liability of $1,981,056 and represents the net deficit of HBS on the date of merger of $1,653,531 plus the increase in the Dutchess debt assumed of $327,525 which increased as a result of the merger.

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
$ 80,187

NOTE N – MERGER (Continued)

Following is a breakdown of the purchase price paid by San West for the merger:

June 5, 2009
Assets acquired:
Current assets	$ 14,228
Fixed assets (1)	65,960
Total assets acquired	80,188

Debt assumed:
Shareholder loans (1)	(615,976)
Dutchess notes (2)	(322,474)
Accounts payable	(716,985)
Russian branch liabilities	(49,983)
Liabilities paid by San West, Inc.	(28,301)
Total liabilities assumed	(1,733,719)
Adjustment for merger related debt (2)	(327,525)
Net equity adjustment	$ (1,981,056)

Shareholder Loans ($615,976) – Represents wages payable to stockholder employees of HBS.  Pursuant to the Plan of Merger the assets were to transfer to certain parties in satisfaction of 100% of the shareholder loans ($615,975) if after six months from the effective date of the merger, or by December 6, 2009, the Company is unable to sell said assets to a third party.  Since the Company was unable to secure the sale of these assets, as of December 31, 2009 they had transferred to certain parties and the Company reduced the carrying value of our assets and liabilities by $65,960 (loss on the disposal of assets) and $615,975 9Gain on the forgiveness of debt), respectfully.

Dutchess Promissory Notes ($322,474) + Penalty ($327,525) – Represents original assumed balance and penalties and interest on the November 2006 and May 2007 promissory notes to Dutchess Private Equities L.P.  In order to bring the notes current, HBS, its subsidiary and San West executed an Amendment to the Finance Documents on June 11, 2009 whereby the balance owing to Dutchess was acknowledged to be $650,000 in total or $327,526 greater than the carrying balance on HBS books as of June 5, 2009, the Effective Date of the merger.  In addition, the amendment amended the financing documents to 1) allow Dutchess conversion rights whether or not the Company is in default under Article 4 of the finance documents, and 2) Article 8 “No Assignment” was deleted from the finance documents.  All other terms and conditions of all previously executed documents remained unchanged.  As of December 31, 2010 and 2009, the balance of these notes was $74,637 and $282,000, respectfully (See Note H, Convertible Promissory Notes).

Net Equity Adjustment ($1,981,056) – Under recapitalization accounting the excess of the liabilities assumed over the assets acquired is reflected as a decrease in our common stock balance.

The following unaudited financial information has been developed by application of pro forma adjustments to the historical financial statements of San West, Inc. appearing elsewhere in this Current Report.  The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on January 1, 2008 for purposes of the statement of operations.

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

NOTE N – MERGER (Continued)

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

NOTE O – 2009 RESTATEMENT

The 2009 financial statements have been restated as a result of changing our accounting for the reverse merger with Human BioSystems, Inc. from Purchase accounting to Recapitalization accounting.  Accordingly, we have updated this Form 10-K as of and for the year ended December 31, 2009 to reflect the following:

•

To reverse the recognition and subsequent impairment of goodwill of $2,131,647,

•

To record the historical amount of the net assets of the acquired entity which is in this case is a net liability of $1,981,056,

•

To recognize a gain on the forgiveness of debt of $615,976, and

•

To recognize a loss on the disposal of assets of $65,960.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Balance Sheet - Restated
	December 31, 2009
		Originally
ASSETS	Restated	Reported		Difference
Total assets	$ 718,268	$ 718,268		$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total current liabilities	1,597,200	1,597,200		-
Total liabilities	2,037,970	2,037,970		-

STOCKHOLDERS' DEFICIT
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 124,960,826 at December 31, 2009	(653,015)	2,028,648	1)	(1,981,056)
			2)	(700,908)
				301
Common stock payable	439,825	439,825		-
Accumulated deficit	(1,106,512)	(3,788,175)		2,681,663
Total stockholders' deficit	(1,319,702)	(1,319,702)		-
Total liabilities and shareholders deficit	$ 718,268	$ 718,268		$ -

1) Under recapitalization accounting the equity of the acquiring enterprise (San West, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (HBS) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (HBS) are reflected as an issuance as of the reverse merger date (June 5, 2009) for the historical amount of the net assets of the acquired entity.  The net equity adjustment related to the merger under recapitalization acocunting is $1,981,056 and represents the historical deficit of HBS of $1,653,531 adjusted for the $327,525 increae in the debt assumed related to Dutchess.

2) The originalpurchase accounting required the recognition of the fair value of the stock issued in the merger.  The Company originally recorded $700,908 for said issuance.  As a result of recipitalization accounting, the Company reversed the original entry.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Statement of Operations - Restated
	Year Ended
	December 31, 2009
		Originally
	Restated	Reported		Difference
Revenues
Revenue	$ 1,047,174	$ 1,047,174		$ -
Cost of goods sold	789,197	789,197		-
Gross profit	257,977	257,977		-

Expenses
Selling, general and administrative	1,375,186	1,375,186		-
Total expenses	1,375,186	1,375,186		-

Loss from operations	(1,117,209)	(1,117,209)		-

Other income (expense)
Other income	225	225		-
Loss on impairment of Goodwill	-	(2,131,647)	1)	2,131,647
Gain on forgiveness of debt	625,976	10,000	2)	615,976
Loss on disposal of assets	(65,960)	-	2)	(65,960)
Interest expense	(48,816)	(48,816)		-
Total other income (expense)	511,425	(2,170,238)		2,681,663
Net loss	$ (605,784)	$ (3,287,447)		$ 2,681,663

1)

The Company originally accounted for the reverse merger with HBS as a purchase resulting in $2,131,647 of goodwill on the purchase date (June 5, 2009).  The goodwill was fully impaired during 2009.  However, the Company should have accounted for the merger as a recapitalization under which no goodwill is recognized.  Therefore, we have adjusted our 2009 financial statements to reflect a decrease in the goodwill impairment expense originally recognized.

2)

As a result of purchase accounting originally used to account for the merger, the Company allocated $615,976 to the assets of HBS of which $65,960 represented the net fixed assets on the books of HBS at the time of merger and $550,016 represented the estimated value of certain intellectual properties of HBS that were not recorded on the books of HBS at the time of the merger.  As a result of the recapitalization accounting used in place of purchase accounting related to the merger, the $550,016 does not exist for accounting purposes.  Pursuant to the Plan of Merger all fixed and intangible assets were to transfer to certain parties in satisfaction of 100% of the shareholder loans ($615,975) if after six months from the effective date of the merger, or by December 6, 2009, the Company was unable to sell said assets to a third party.  Since the Company was unable to secure the sale of these assets, as of December 31, 2009 they had transferred to certain parties and the Company recognized a gain on the forgiveness of debt of $615,975 offset by $65,960 of loss on the disposal of the fixed assets.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Statement of Stockholder's Deficit - Restated
For the Year Ended December 31, 2009
		Originally
	Restated	Reported	Difference
Common Stock:
Issuance of common stock for cash:
Shares	32,053,673	32,053,673	-
Amount	$ 506,626	$ 506,626	$ -
Payable	67,500	67,500	-
Shares issued for services:
Shares	3,480,000	3,480,000	-
Amount	62,640	62,640	-
Payable	372,325	372,325	-
Issuance of existing shares from CEO:
Shares
Amount	60,943	60,943	-
Issuance of common stock for merger:
Shares	18,945,637	18,945,637	-
Amount	(1,980,755)	700,908	(2,681,663)
Founder's shares retired in exchange:
Shares	(39,520,735)	(39,520,735)	-
Amount	(100,000)	(100,000)	-
Shares exchanged for debt:
Shares	15,950,000	15,950,000	-
Amount	368,000	368,000	-
Shares issued as inducement to invest:
Shares	833,333	833,333	-
Amount	58,333	58,333	-
Net (Loss)	(605,784)	(3,287,447)	2,681,663
Prior period:
Common stock amount	371,198	371,198	-
Accumulated deficit	(500,728)	(500,728)	-
Total shareholder's (Deficit)	$ (1,319,702)	$ (1,319,702)	$ -

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Statement of Cash Flows - Restated
	Year Ended December 31,
		Originally
	Restated	Reported	Difference
Cash flows from operating activities:
Net loss	$ (605,784)	$ (3,287,447)	$ 2,681,663
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,744	22,744	-
Common stock to be issued for services	493,298	493,298	-
Gain on forgiveness of debt	(625,976)	(10,000)	(615,976)
Impairment of goodwilll	-	2,131,647	(2,131,647)
Loss on disposal of assets	65,960	-	65,960
Inventory impairment losses	11,639	11,639	-
Changes in operating assets and liabilities, net	(2,219)	(2,219)	-

Net cash used by operating activities	(640,338)	(640,338)	-

Cash flows from investing activities:
Net cash provided by investing activities	(21,930)	(21,930)	-

Cash flows from financing activities:
Net cash provided by financing activities	706,674	706,674	-

Net increase (decrease) in cash	44,406	44,406	-
Cash, beginning of period	6,253	6,253	-
Cash, end of period	$ 50,659	$ 50,659	$ -
NOTE P

NOTE P – 2010 ACCOUNTING ERROR ADJUSTMENTS

During our fourth quarter of 2010 we discovered certain accounting errors in our second and third quarters of 2010 as described in our Form 8-K filed with the Securities and Exchange Commission on February 1, 2011.  The errors relate to the following:

1.

4,087,270 Cancelled Shares.  On June 22, 2010, 4,087,270 shares of common stock originally issued as a result of our merger with HBS were returned to the company and canceled.  As a result, the Company recorded other income equal to the amount originally expensed as a result of the initial issuance, or $122,618.  Pursuant to ASC 505-30-30-7, the cost of treasury shares shall be reflected in capital.  Since the stock has no par value and the cancellation did not require any cash outlays by the Company, no value should have been assigned to these shares and the cancellation should only affect the calculation of weighted average shares outstanding used in the calculation of earnings per share.  Thus, we inadvertently recorded other income of $122,618 when we should not have recorded any monetary financial statement impact for this cancellation.  We have adjusted this error in our fourth quarter resulting in a decrease to our other income of approximately $122,618.

NOTE P – 2010 ACCOUNTING ERROR ADJUSTMENTS (Continued)

2.

2,093,145 Issued Shares.  On June 25, 2010, Dutchess received 2,093,145 shares in conjunction with the Investment Agreement (also known as the Equity line of Credit) as described in our S-1, page 3, filed on April 28, 2010.  The purpose of the investment agreement was to provide the Company with the ability to sell shares to Dutchess in order to gain operating capital.  The 2,093,145 share commitment fee was issued as an inducement to enter the Equity Line of Credit and is customary for this type of transaction.  The ability of the Company to put shares to the company and receive financing was contingent on the S-1 being declared effective.  Without an effective S-1, the Company would not have been able to put any Put Shares to Dutchess.  Without an effective S-1, the Company would not have issued the Commitment Fee shares.  The S-1 was declared effective on June 21, 2010 and the commitment shares were issued on June 25, 2010.  At the time of the commitment in December, 2010, the market value of the shares was approximately $400,000 based on the market price of our stock and this is the amount expensed to stock compensation on the date of issuance on June 25, 2010.  On the issuance date of the shares the market value of said shares was $75,353 for a difference of $324,647.  Dutchess has acknowledged that the commitment amount was not specific as to the dollar amount, but the number of shares.  As the commitment shares have been delivered, no further obligation of the Company exists.  Therefore, the Company over expensed this share issuance by $324,647 in our second quarter.  We have adjusted this error in our fourth quarter resulting in a decrease to our operating expenses.

3.

Unrecorded Beneficial Conversion Feature.  Upon review of our financial statements for the three months ended September 30, 2010, we discovered unrecorded expense associated with a beneficial conversion feature contained in one of our outstanding notes that totals $64,937 and is the result of two debt modifications to the Seacoast debt described under NOTE H above.  We have adjusted this error in our fourth quarter resulting in an increase to our operating expenses of approximately $64,937.

The net effect on our net income and statement of operations for the quarter ended June 30, 2010 is a credit or decrease to our net loss of $202,029 (Net of items No. 1 and No. 2 above).  Net income for the three and six months ended June 30, 2010 was reported as $426,240 and $1,378,644, respectively, of which the proposed adjustment of $202,029 represents a positive adjustment of 47% and 15%, respectively.

The reported net loss for the nine months ended September 30, 2010 was $1,667,929.  A net credit of $137,092 (combining adjustments No. 1 through 3 above) represents a positive adjustment of 8% to our results of operations for the nine months ended September 30, 2010.

Since the proposed Q2 and Q3 adjustments above would have a positive impact on the reported statement of operations, and do not effect assets or liabilities, only equity, we do not intend to amend our quarterly Form 10-Q filings for the three and six months ended June 30, 2010 or the three and nine months ended September 30, 2010.  We have made the above adjustments in our fourth quarter of 2010 and for the year then ended.

NOTE Q – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through March 29, 2011.

Subsequent to December 31, 2010, the Company:

1.

Issued 7,500 shares of Series A Preferred Stock in exchange for $7,500;

2.

Issued 4,750,000 shares of restricted common stock in exchange for services valued at $61,750;

3.

Issued 250,000 shares of restricted common stock in exchange for services valued at $3,250.

4.

Issued 19,000,000 shares to Seacoast Advisors upon their conversion of $95,000 of debt.

5.

Issued 4,460,000 shares to Gemini Master Fund upon their conversion of $22,300 of debt.

NOTE Q – SUBSEQUENT EVENTS (Continued)

The Gemini Note’s (See Note H – Convertible Promissory Notes) maturity date was extended to February 12, 2012 from February 12, 2010.

On January 13, 2011 Dutchess sold their remaining debenture balance to Gemini Master Fund, LTD.  The terms and conditions of said note did not change.

On January 12, 2011, The Company issued $104,000 of convertible notes ($24,000 and $80,000) to Gemini Master Fund, Ltd.  The terms of both notes are the same and include ten percent (10%) interest per annum, mature on February 1, 2012, are convertible at the option of the note holder at any time at a conversion price equal to the lesser of (i) $0.005 and (ii) 80% of the lowest closing bid price of the Company’s common stock during the 10 trading days immediately preceding the applicable conversion date.  The Notes provide that the holder may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.  In the event of default the interest rate on the notes shall increase to the lesser of 24% or the maximum rate permitted under applicable law.