Form 10-Q
period 2011-03-31
San West, Inc
filed 2011-05-18
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 15, 2011 the registrant had outstanding 228,669,526 shares of common stock, no par value per share.

SAN WEST, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of March 31, 2011 (Unaudited)

and December 31, 2010

3

Consolidated Statements of Operations (Unaudited) For the

Three Months Ended March 31, 2011 and 2010

4

Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2011

5

Consolidated Statements of Cash Flows (Unaudited) For the

Three Months Ended March 31, 2011 and 2010

6

Notes to Consolidated Financial Statements (Unaudited)

7-19

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

20-24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

Item 4(T).  Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

Signatures

28

Item 1.  Financial Statements.

San West, Inc.
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	57,454	11,566
Accounts receivable	6,027	5,079
Inventory (Note B)	113,164	131,768
Other current assets (Note C)	126,590	113,406
Total current assets	303,235	261,819

Fixed assets (Note D)	130,226	130,226
Accumulated depreciation	(59,129)	(53,726)
Net fixed assets	71,097	76,500

Deposits	19,474	19,474
Goodwill (Note E)	234,100	234,100
Total assets	627,906	591,893

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable (Note F)	923,552	891,180
Other current liabilities	243,302	235,309
Floorplan notes payable (Note G )	4,721	4,721
Convertible promissory notes (Note H)	256,857	194,434
Subsidiary purchase-current portion (Note I)	37,141	39,176
Total current liabilities	1,465,573	1,364,820

Subsidiary purchase (Note I)	174,107	183,280
Convertible promissory notes, non-current (Note H)	-	110,000
Loans from shareholder (Note J)	216,950	216,950
Total liabilities	1,856,630	1,875,050

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note K)
Preferred stock, no par value, 50,000,000 shares authorized; issued 87,100 and 77,100 at March 31, 2011 and December 31, 2010, respectively.	87,100	77,100
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 221,202,859 and 192,742,859 at March 31, 2011 and December 31, 2010, respectively.	2,107,496	1,837,096
Common stock payable	-	-
Accumulated deficit	(3,423,320)	(3,197,353)
Total stockholders' deficit	(1,228,724)	(1,283,157)
Total liabilities and shareholder deficit	627,906	591,893

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
	2011	2010

Revenue	$ 596,486	$ 493,615
Cost of goods sold	477,095	358,123
Gross profit	119,391	135,492

Expenses
Selling, general and administrative	249,077	924,442
Total expenses	249,077	924,442

Income (loss) from operations	(129,686)	(788,950)

Other income (expense)
Other income	-	4
Amortization of beneficial conversion feature	(80,000)	(150,000)
Amortization of deferred financing costs	-	(862)
Interest expense	(16,281)	(12,596)
Total other income (expense)	(96,281)	(163,454)
Net loss	$ (225,967)	$ (952,404)

Net (loss) per common share basic	$ (0.00)	$ (0.01)
Weighted average shares outstanding basic	198,417,970	134,487,651

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	60,642,285	3,991,350

The accompanying notes are an integral part of these financial statements

San West, Inc.

Consolidated Statement of Stockholder's Deficit

For the Three Months Ended March 31, 2011 (Unaudited)

							Total
	Preferred Stock		Common Stock			Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2010	77,100	$ 77,100	192,742,859	$ 1,837,096	$ -	(3,197,353)	$ (1,283,157)

Series A Preferred stock issued for cash	10,000	10,000					10,000
Common stock issued for services:
weighted average price of $0.0146			5,000,000	73,100			73,100
Common stock exchanged for debt
weighted average price of $0.0050			23,460,000	117,300			117,300
Beneficial conversion feature
of convertible note				80,000			80,000
Net loss						(225,967)	(225,967)
Balances March 31, 2011	87,100	$ 87,100	221,202,859	$ 2,107,496	$ -	$ (3,423,320)	$ (1,228,724)

The accompanying notes are an integral part of these consolidated financial statements

San West, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March
	2011	2010
Cash flows from operating activities:
Net loss	$ (225,967)	$ (952,404)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	5,403	5,460
Stock compensation expense	73,100	642,175
Stock issued for accrued interest	5,553
Amortization of beneficial conversion feature	80,000	150,000
Accretion of debt discount	3,170	-
Changes in operating assets and liabilities:
Change in accounts receivable	(948)	(5,854)
Change in inventory	18,604	55,420
Change in other current assets	(13,184)	(2,868)
Change in accounts payable	32,372	(24,088)
Change in other current liabilities	7,993	(11,413)

Net cash used by operating activities	(13,904)	(143,572)

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	10,000	-
Proceeds from loans	61,000	150,000
Payments on notes payable	(11,208)	-

Net cash provided by financing activities	59,792	150,000

Net increase in cash	45,888	6,428
Cash, beginning of period	11,566	50,659
Cash, end of period	$ 57,454	$ 57,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,928	$ -
Cash paid for taxes	$ -	$ -

Other non-cash investing and financing activities:
Shares issued as compensation	$ 73,100	$ 642,175
Shares issued for accrued interest	$ 5,553	$ -
Shares issued for debt principle	$ 111,747	$ 234,000

The accompanying notes are an integral part of these financial statements

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

San West, Inc. (“San West”, the “Company”, or “we”) is a Nevada Corporation, established in July, 2001.  The Company sells and services off-road buggies and related after market performance products and accessories. Its products are sold both at a physical location and online while the buggy repair services are sold and fulfilled at the physical location. Its primary service outlet, “Letz Go Racing Off-Road Center” is located in Huntington Beach, California and provides customers with modification parts, accessories and repair services for off-road buggies built in China for the U.S. market.

In August 2008, the Company purchased 100% of the outstanding stock of Buggy World, Inc. With the acquisition of Buggy World, San West expanded their presence in the southern California retail market.  The accompanying financial statements reflect the activity of Buggy World since its acquisition.

On June 5, 2009, San West completed a reverse merger with Human BioSystems by merging with Human BioSystems Acquisition Company a wholly owned subsidiary of Human BioSystems  Upon becoming effective, 1) 100% of San West outstanding common stock was exchanged for 65,396,320 shares of Human BioSystems common stock, 2) Human BioSystems Acquisition Company became the surviving entity and assumed all San West assets and liabilities and 3) Human BioSystems Acquisition Company changed its name to San West, Inc.  The authorized capital stock of San West, Inc (formerly Human BioSystems Acquisition Company) is 400,000,000 shares of common stock no par value and 50,000,000 shares of preferred stock no par value.  The merger was accounted for as a “reverse merger”, wherein Human BioSystems Acquisition Company and Human BioSystems are treated as the acquiree for accounting purposes meaning the historical earnings, assets and liabilities of San West, Inc (pre merger) shall remain with the assets and liabilities of Human BioSystems Acquisition Company and Human BioSystems accounted for as a purchase by San West thus recapitalizing the previously reported financial position and statements of Human BioSystems.  Human BioSystems changed its name to San West, Inc. on July 31, 2009.  Herein, all references to “San West”, the “Company”, or “we” shall mean San West, Inc. and Human BioSystems, unless the context requires otherwise.  The Company is listed on the OTC Bulletin Board under the ticker symbol SNWT.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $3,423,320 and $3,197,353 at March 31, 2011 and December 31, 2010, respectively.  In addition, the Company had negative working capital of $1,162,338 and $1,103,001 at March 31, 2011 and December 31, 2010, respectively.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't)

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

Leasehold improvements:

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't)

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

Advertising Costs

The Company expenses all advertising as incurred.  During the three months ended March 31, 2011 and 2010, the Company incurred approximately $21,503 and $27,659, respectively in marketing and advertising expense.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE A – ORGNIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't)

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

NOTE B – INVENTORY

Inventory is comprised of buggy vehicles and parts and stated at the lower of cost or market.  The following table represents the major components of inventory at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Parts	$100,790	$113,318
Vehicles	12,374	18,450

Inventory	$113,164	$131,768

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE C – OTHER CURRENT ASSETS

Other current assets of $126,590 and $113,406 as of March 31, 2011 and December 31, 2010, respectively are comprised solely of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargebacks.

NOTE D – FIXED ASSETS

Furniture and equipment are depreciated on a straight line basis over their estimated useful life from 3 – 7 years.  A majority of the fixed assets listed were acquired in the purchase of Buggy World in August of 2008.    Fixed assets consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Computers	$8,419	$8,419
Furniture & fixtures	50,000	50,000
Machinery & equipment	62,891	62,891
Leasehold improvements	8,916	8,916
	130,226	130,226
Accumulated depreciation	(59,129)	(53,726)
Fixed assets, net	$71,097	$76,500

Depreciation expense for the three months ended March 31, 2011 and 2010 was $5,403 and $5,460, respectively.

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

As of March 31, 2011, we have recorded goodwill of $234,100 in connection with our acquisition of Buggy World, Inc. on August 20, 2008 ($219,100) and Johnson’s Bug Machine ($15,000) on September 5, 2008.  Goodwill represents the excess of the purchase price over the fair value of current financial assets, property and equipment, and separately reportable intangible assets.  The tangible assets, intangible assets, and goodwill acquired are then assigned to reporting units.  Goodwill is then tested for impairment at least annually for each reporting unit.  Step one of the goodwill impairment test involves comparing the fair value of the reporting unit to its carrying value.  If the fair value significantly exceeds the carrying value, no further testing is required.  If the carrying value exceeds the fair value, a step two test must be performed.  Step two includes estimating the fair value of all tangible and intangible assets.  The fair value of goodwill is then estimated by subtracting the fair value of tangible and intangible assets from the fair value of total assets determined in step one.  The goodwill impairment is the excess of the recorded goodwill over the estimated fair value of goodwill.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE E – GOODWILL (Continued)

We performed a goodwill impairment test on March 31, 2011 and December 31, 2010.  Pursuant to ASC 350-20-35-22 quoted market prices in an active market are the best evidence of fair value and should be used as the basis for measurement, if available.  There are active markets for our reporting units which are comprised of our company as a whole given that the goodwill balance relates directly to our existing business.  We determined the fair value as of March 31, 2011 to be $3,539,246 (221,202,859 shares outstanding x $0.016 3/31/2011 closing stock price) which exceeded the carrying value of our goodwill balance by 1,512%.  We determined the fair value as of December 31, 2010 to be $2,505,657 (192,742,859 shares outstanding x $0.013 12/31/2010 closing stock price) which exceeded the carrying value of our goodwill balance by 1,070%.  Accordingly, we determined our goodwill balance passed step one of the goodwill impairment test.  Thus, no impairment of goodwill existed as of or has been recorded for the year ended December 31, 2010 or 2009.

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

NOTE F – ACCOUNTS PAYABLE

Accounts payable at March 31, 2011 consisted of $637,042 of assumed Human BioSystems accounts, $6,561 of sales tax payable, $45,134 related to professional fees and $234,815 of trade payables.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

Gemini (Continued)

The Note provides that the holder may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.

The issuance costs related to the Note of $3,485 in cash were capitalized to current assets on the balance sheet and are being amortized over the original term of the Note based upon the effective interest method.  For the year ended December 31, 2010, the Company recognized $3,485 as other expense related to the amortization of the issuance costs.

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

On January 12, 2011, Gemini purchased $24,000 of the Dutchess debt (See “Other Convertible Promissory Notes” below) subject to the same terms as the original Dutchess debt.

During the three months ended March 31, 2011 and 2010, related to the notes above, the Company:

1.

Recognized interest expense during the three months ended March 31, 2011 and 2010 of $3,482 and $2,277, respectively;

2.

Converted $22,300, including $20,000 of principle and $2,300 of accrued interest into 4,460,000 shares of common stock;

3.

Had a current principle balance and accrued interest balance of $214,000 and $13,365, respectively.

On January 12, 2011, The Company issued $80,000 of convertible notes to Gemini Master Fund, Ltd. and received $61,000 due to a $19,000 original issue discount.  The note bears interest of ten percent (10%) per annum with an effective interest rate of 35.6%, matures on February 1, 2012 and is convertible at the option of the note holder at any time at a conversion price equal to the lesser of (i) $0.005 and (ii) 80% of the lowest closing bid price of the Company’s common stock during the 10 trading days immediately preceding the applicable conversion date.  The Notes provide that the holder may only convert the debenture if the number of shares held by the lender or its affiliates after conversion would not exceed 4.99% of the outstanding shares of the Company's common stock following such conversion.  In the event of default the interest rate on the notes shall increase to the lesser of 24% or the maximum rate permitted under applicable law.  The Company determined that the Note was issued with a beneficial conversion feature (“BCF”) due to the conversion price ($0.005) being less than the closing stock price ($0.015) on the date of issuance, and the conversion feature being in-the-money.  Thus, the BCF was been determined based on the gross Note amount, and recorded as a discount to reduce the carry value of the Note and increase additional-paid-in-capital.  The Company calculated the initial BCF on the closing date of the transaction to be $160,000 using the intrinsic value method.  Since this amount is greater than the $80,000 value of the Note, the Company reduced the initial carry value of the Note to zero effectively recording a BCF of $80,000 as additional-paid-in-capital.  The BCF discount was expensed when the note became convertible which was on the date of issuance.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

Gemini (Continued)

During the three months ended March 31, 2011, related to the note above, the Company:

1.

Recognized $80,000 in non-cash amortization expense attributable to the amortization of the beneficial conversion feature;

2.

Recognized $4,563 of interest expense during the three months ended March 31, 2011 of which $3,170 was accreted to the note balance;

3.

Had a current principle balance and accrued interest balance of $64,170 and $1,393, respectively.

Seacoast Advisors, Inc.

On February 13, 2009, the Company cancelled and reissued the Seacoast Advisors, Inc. $80,000 note originally dated August 10, 2008, maturing on August 12, 2009 and carrying eight percent (8%) interest per annum.  The new $80,000 note dated February 13, 2009 matured on August 12, 2009, carried interest of eight percent (8%) per annum with no prepayments required and converted into shares of the Company upon default at a conversion price of $.05.  Per ASC 470-20-25-12, no portion of the proceeds from this note were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the perceived market value of the stock.  Additionally, this note was issued pior to the merger with Human BioSystems and there was no active market for the Company’s stock at that time.  In March of 2009 $6,000 was paid against this note.  In February and March of 2010, Seacoast converted $74,000 of this note into 7,400,000 shares of common stock at an exercise price of $.01 reflecting the decrease in the conversion price due to the 5:1 forward stock split affected on November 3, 2009.  $9,596 remained due under this note and was converted in full into 959,649 shares of common stock at a conversion price of $.01 on August 30, 2010.  On September 30, 2009, an addendum was added to this note increasing the face amount to $54,000 for additional funds loaned to the Company.  The addendum increased the maturity date for these funds to September 30, 2010 and increased the conversion price to $0.35 per share, or $.07 per share after giving effect to the 5:1 forward stock split.  Per ASC 470-20-25-12, no portion of the proceeds from this adendum were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the market price of the stock.  On August 16, 2010, this addendum was modified reducing the exercise price to $.01 per share exerciseable at the option of Seacoast at any time.  The balance of principle and interest under this note at modification was $57,723.  The market price of common stock on the date of this modification was $0.02 resulting in a beneficial conversion feature of $57,356.  On August 19, 2010 and August 30, 2010, Seacoast converted $50,395 into 5,039,489 shares of common stock leaving a balance due of $7,581.  Then, on September 1, 2010, the note was further modified to decrease the conversion price to $0.005.  The balance of principle and interest under this note at modification was $7,581.  The market price of common stock on the date of this modification was $0.01 resulting in a beneficial conversion feature of $7,581.  On October 22, 2010, Seacoast converted $4,750 into 950,000 shares of common stock leaving a balance due of $2,791.11 which was converted into 579,871 shares on December 22, 2010 leaving no balance due under the aforementioned note(s) as of December 31, 2010. As of December 31, 2009, the balance under the above loan activity was $128,000.

In addition to the above, during the year ended December 31, 2010, the Company borrowed $133,000 from Seacoast Advisors, Inc. in various tranches for which separate promissory notes were issued.  The notes have the same terms and conditions, including interest at eight percent (8%) per annum and only one principal and interest payment due upon maturity on January 1, 2012.  On October 14, 2010, The Company and Seacoast canceled the previous notes and issued a single note in the amount of $121,631 ($119,000 principle and $2,631 accrued interest).  Also, on October 14, 2010, Seacoast loaned and additional $9,000 and on November 2, 2010, Seacoast loaned an additional $5,000.  The terms of the $121,631, $9,000 and $5,000 notes provide for interest at eight percent (8%) per annum, and only one principal and interest payment due upon maturity with maturity being six (6) months from the date each tranche was first received by the Company.  In the event of default, the notes become convertible at the option of the holder into common stock of the Company at a conversion price of $0.005 per share.  The Notes contain a provision limiting the conversion thereof by any party to not more that 4.99% ownership of the stock of the Company at any time after taking into account all of the holdings of the converting party.  Per ASC 470-20-25-12,

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

Seacoast Advisors, Inc. (Continued)

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

During the three months ended March 31, 2011, Seacoast purchased $50,637 of the Dutchess debt (See “Other Convertible Promissory Notes” below) subject to the same terms as the original Dutchess debt.

During the three months ended March 31, 2011 and 2010, related to the notes above, the Company:

1.

Recognized $1,899 and $2,133 in interest expense during 2011 and 2010, respectively.

2.

Converted $95,000, including $91,747 of principle and $3,253 of accrued interest into 19,000,000 shares of common stock;

3.

Had a current principle balance and accrued interest balance of $14,550 and $472, respectively.

Other Convertible Promissory Notes

In November 2006, Human BioSystems entered into a loan transaction with Dutchess Private Equities, LP (“Dutchess”), and issued to Dutchess a Promissory Note with a face value of $1,200,000, net proceeds to the Company of $1,000,000 and an imputed annual rate of interest of 43.278%.  The November 2006 Dutchess Note matured on August 31, 2007.   Repayment of the face value was to be made monthly in the amount of $120,000, plus 50% of any proceeds raised over $120,000 per month from Puts, issued by the Company as collateral.  In May 2007, the Company entered into a loan transaction with Dutchess and issued a Promissory Note with a face value of $462,000, net proceeds to the Company of $350,000 and an imputed annual rate of interest of 63.108%.  The May 2007 Dutchess Note matured on April 15, 2008.  Repayment of the face value was to be made monthly in an amount of the greater of 1) 100% of the proceeds raised from Puts given to Dutchess by the Company exceeding $120,000 per month or 2) $51,333 per month.  If both Dutchess Note’s face value was not paid off by maturity, the Company would be required to pay an additional 10% on the face value of the First Dutchess Note, plus 2.5% per month until paid off.  Any beneficial conversion feature that may have been recognized would not be relevant to the financial statements for the post-merger reporting which occurred on June 5, 2009 as these transactions occurred prior to the merger.  Both notes were in default at the time of the merger on June 5, 2009.  As a result of the default, Dutchess had the right to increase the face amount of the debentures by 10% of the face amount as an initial penalty and 2.5% of the face amount per month as liquidated damages.  As of March 31, 2009, Dutchess had not elected this right.  On June 5, 2009 Dutchess elected to exercise their right to impose penalties under the original notes and agreed to a $327,526 increase in the face amount of the debentures to $650,000.  Both notes contain a conversion feature that became exerciseable only upon default.  As a result of the default status of the notes, Ducthess currently has the right to convert the notes at a conversion price equal to 80% of the closing bid price of our common stock on the day prior to the conversion date.  All conversions of Dutchess debentures are performed according to the methodology contained in the original notes.

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

During the three months ended March 31, 2011, the entire balance of $74,637 of the Dutchess debt was purchased by two outside parties.  The terms of the debt did not change.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

Other Convertible Promissory Notes (Continued)

On December 17, 2010 the Company issued $13,500 face value note that carries interest of eight percent (8%) per annum with no prepayments required and converts into shares of the Company upon default at a conversion price of $0.005.  Per ASC 470-20-25-12, no portion of the proceeds from this note were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock.  Additionally, the Company has experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the thin trading volume of the Company’s stock on the secondary markets, and the perceived market value of the stock was less than the conversion price due to the above and due to the significant decrease in the stated trading values of the Company’s stock which has decreased 97% from $0.308 one year prior to this note leaving significant uncertainty about the future trading price of the stock and the ability to recover the face amount of the debt.  During the three months ended March 31, 2011, the Company recognized $289 of interest expense on this note.

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

As of March 31, 2011, the total principle due under this note was $211,248, and includes $37,141 and $174,107 recorded as current and non-current notes payable, respectively.  During the three months ended March 31, 2011 and 2010, the Company recorded interest expense of $3,182 and $4,996, respectively related to this note.  During the three months ended March 31, 2011 and 2010, the Company made payments totaling $14,390 ($11,209 of principle and $3,182 of interest) and $12,717 ($12,717 of interest), respectively.

NOTE J – SHAREHOLDER LOANS

From time to time, the Company’s CEO, Frank J. Drechsler has deposited funds and made payments to vendors on behalf of the Company.  On April 1, 2009, the Company and Mr. Drechsler entered into a promissory note for the principal balance then due or $216,950.  The note accrues interest at four percent (4%) per annum, is due in three years or April 1, 2012 and requires only one principal and interest payment upon maturity.  During the three months ended March 31, 2011 and 2010, the Company recognized $2,140 and $2,140, respectively of interest expense related to this note.

NOTE K – CAPITAL STOCK

Preferred Stock

During the three months ended March 31, 2011 and year ended December 31, 2010, the Company issued 10,000 and 77,100 shares of non cumulative Series A Preferred Stock, respectively at a price of $1.00 per share (See SAN WEST, INC. CERTIFICATE OF DESIGNATION FOR THE SERIES A PREFERRED STOCK filed with the Securities and Exchange Commission on Form 8-K on September 13, 2010).

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

 NOTE K – CAPITAL STOCK (Continued)

Common Stock

During the three months ended March 31, 2011, our Company recognized the following common stock related activity:

1.

The Company received services valued at $73,100 in exchange for 5,000,000 shares of common stock valued at the market price of our common stock on the date of issuance or $0.0146 per share.

2.

The Company issued 23,460 upon the conversion of $117,300 of debt and accrued interest.

During the year ended December 31, 2010, our Company recognized the following common stock related activity:

1.

Towards the end of 2009, the Company received $67,500 in exchange for 964,286 shares of common stock that was issued in 2010.

2.

The Company issued 5,275,000 shares of common stock at various times and prices ranging from $0.005 to $0.035 per share with a weighted average price of $0.0084 per share for proceeds of $44,500.

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

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE L – INVESTMENT AGREEMENTS

In December 2008, HBS entered into the Investment Agreement with Dutchess effective December 29, 2008 whereby the Company could sell up to $10 million of shares to Dutchess based on a certain formula.  However, as a result of the reverse merger between San West, Inc and Human BioSystems in June 2009, this original Investment Agreement was considered void due to the significant change in control.  As a result, on January 8, 2010, the Company filed a Post-Effective Amendment No.1 to Form S-1 seeking to register for resale up to 8.5 million shares common stock by Dutchess Opportunity Fund, II, LP, a selling stockholder pursuant to a “put right” under an investment agreement (the “Investment Agreement”), also referred to as an Equity Line of Credit, that we have entered into with Dutchess.  The S-1 and subsequent amendments became effective on June 21, 2010.  Pursuant to the terms of the Investment Agreement, we may offer, through a series of puts, and Dutchess must purchase from time to time shares of our common stock, provided that Dutchess shall not be required to purchase shares of our stock with an aggregate purchase price in excess of $10,000,000.  We will not receive any proceeds from the sale of these shares of common stock offered by Dutchess.  However, we will receive proceeds from the sale of securities pursuant to our exercise of this put right if and when the Company exercises its right.  The purchase price of shares purchased under this Investment Agreement shall be equal to 92% of the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Dutchess of our election to put shares pursuant to this Investment Agreement (The Company does not recognize expense for the 8% discount.  Dutchess in effect acts as a vehicle for the Company to be able to finance our operations through the Investment Agreement and they reasonably expect to make a small profit or commission which in this case is theoretically 8% assuming no negative volatility in our stock price.  In accounting for the discount, we rely on Title 17, 230.141; SFAS No. 141, Business Combinations, Paragraph 24; and IAS 32 Financial Instruments, SIC 17.  We treat the discount as an issuance cost.  As such, the value of the stock issuance is reduced by the 8% discount and each issuance is reflected at 92% in our common stock equity balance with no expense booked to the statement of operations).  The dollar value that we will be permitted to put pursuant to this Investment Agreement will be either: (A) 200% of the average daily volume in the US market of the common stock for the three trading days prior to the notice of our put, multiplied by the average of the three daily closing prices immediately preceding the date of the put, or (B) $100,000.  During the year ended December 31, 2010, the Company “put” to Dutchess 2,167,000 shares of common stock and received net proceeds of $37,852 of which $19,863 was applied to debt owed to Dutchess and $17,989 was remitted to the Company.  No PUTS were placed with Dutchess during the three months ended March 31, 2011.

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, our CEO Frank Drechsler made a $5,000 payment to a vendor on behalf of the Company.  There were no related party transactions during the three months ended March 31, 2011.

SAN WEST, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE N – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through May 15, 2011.

Subsequent to March 31, 2011, the Company:

1.

Issued 1,500 shares of Series A Preferred Stock in exchange for $1,500;

2.

Issued 3,000,000 shares of restricted common stock in exchange for services valued at $33,000;

3.

Issued 4,466,667 shares to Gemini Master Fund upon their conversion of $22,333 of debt; and

4.

 Issued two promissory notes to Seacoast advisors in exchange for $75,000.  The first note is dated April 1, 2011 for $50,000 and the second note was issued on April 18, 2011 for $25,000.  The notes have the same terms and conditions, including interest at eight percent (8%) per annum and only one principal and interest payment due upon maturity on each note’s six month anniversary and  in the event of default, the notes become convertible at the option of the holder into common stock of the Company at a conversion price of $0.005 per share.  Per ASC 470-20-25-12, no portion of the proceeds from these notes are attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount, and the interest rate is lower than the Company would pay for non-convertible debt. In addition, the restrictions on the conversion prevent the holders from fully exercising the conversion, the Company has experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the thin trading volume of the Company’s stock on the secondary markets, and the perceived market value of the stock was less than the conversion price due to the above and due to the significant decrease in the stated trading values of the Company’s stock.

On April 19, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011. The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock. 10,000,000 shares of common stock are registered to this plan at an offering price of $0.011. The Plan shall expire on April 19, 2021.

On April 27, 2011, Norman Reynolds received 3,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.

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

Overview

Our goal is to become one of the largest dealers of off-road buggies in the United States through acquisitions and internal growth. The recreational vehicle industry is highly fragmented with an estimated 4,000 retail stores throughout the United States.  We are attempting to capitalize upon the consolidation opportunities available and increase our revenues and income by acquiring additional dealers and improving our performance and profitability.

We sell and service off-road buggies and related after market performance products and accessories.  Our products are sold both at our store and online while our buggy repair services are sold and fulfilled at our store.  Our goal is to address the growing demand for off-road vehicles while offering our customers the highest quality products at the most affordable and competitive prices, following up with customer care and support services.

Our plan of growth is to establish master dealer arrangements with leading brands, continue to expand our online sales and to leverage our equity to negotiate and acquire synergistic businesses to capitalize on the growth of the U.S. market for Chinese made off-road buggies and go karts.

We plan to maximize the operating and financial performance of our dealerships by achieving certain efficiencies that will enhance internal growth and profitability.  By consolidating our corporate and administrative functions, we believe we can reduce overall expenses, simplify dealership management and create economies of scope.

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

Results of Operations

Three Months Ended March 31, 2011 Compared With the Three Months Ended March 31, 2010.

Revenues

Net Revenue for the three months ended March 31, 2011 and 2010 was $596,486 and $493,615, respectively.  The 102,871, or 20.8% increase in revenue is due to increasing sales through County Imports.  The Company acts as dealer and fulfillment house for www.countyimports.com resulting in additional revenue.

Gross Profit

Gross profit for the three months ended March 31, 2011 and 2010 was $119,391 and $135,492, respectively.  The Gross margin for the three months ended March 31, 2011 and 2010 20.0% and 27.4%, respectively.  Our three month year-over-year gross margin decreased 7.4% due to fluctuations in our product sales mix.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2011 were $249,077, a decrease of $675,365 from $924,442 for the three months ended March 31, 2010.  The decrease in expense is mainly due to the recognition of $642,175 in non-cash stock compensation in 2010 compared to $73,100 of stock compensation during 2011, $71,426 decrease in professional fees and $34,864 net decrease in other general expenses.

Other Income and Expense

Total other expense decreased $67,173 to $96,281 for the three months ended March 31, 2011 compared to $163,454 of expense during the same period last year.  The decrease is primarily due to a $26,000 reduction in the amortization of a convertible promissory note’s beneficial conversion feature to $80,000 in the current year compared to $150,000 in the prior year offset by a $3,685 increase in interest expense related to our promissory notes overall.

Net Loss

As a result of the foregoing factors, our net loss was $225,967, or $0.00 per share, for the three months ended March 31, 2011 compared to a loss of $952,404, or $0.01 per share for the three months ended March 31, 2010.  Excluding one-time, non-cash charges totaling $197,100 and $792,175 for the three months ended March 31, 2011 and 2010, respectively, related to stock compensation and the expense associated with the beneficial conversion feature of our convertible notes, the Company’s loss decreased $87,362 to $72,867 for the three months ended March 31, 2011 compared to $160,229 for the three months ended March 31, 2010.

Financial Condition

From inception to March 31, 2011, we have incurred an accumulated deficit of $3,423,320.  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

Our primary source of liquidity has been cash generated by operations, issuance of promissory notes and capital raised through equity sales of our common stock.  As of March 31, 2011 we had cash on hand of $57,454 and experienced a net increase in cash of $45,888 during the three months ended March 31, 2011 compared to cash on hand of $11,566 at December 31, 2010.

As of March 31, 2011, we had outstanding liabilities of $1,856,630 compared to $1,875,050 as of December 31, 2010.  Of this amount, approximately $1,465,573 is payable within 12 months.  In the event that we are unable to repay all or any portion of these outstanding amounts from cash from operations, we would be required to:

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

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company's ability to generate cash flow from operations sufficient to sustain ongoing viability. Net loss for the three months ended March 31, 2011 was $225,967, while cash used for operations was $13,904.

During the three months ended March 31, 2011, San West:

•

The Company issued 10,000 shares of preferred stock in exchange for $10,000;

•

The Company issued 5,000,000 shares to in exchange for services valued on the date of issuance at $73,100;

•

The Company issued 23,460,000 upon the conversion of $117,300 of debt;

•

The company received $61,000 in exchange for a convertible promissory note with a face amount of $80,000 with a $19,000 original issue discount being accreted over the term of the note.

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

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period covered by this Report, that we did not maintain effective internal control over financial reporting due to the weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not have adequate segregation of duties, due to our resources and size which prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.

We did not design and implement adequate controls related to the accounting of our merger with Human BioSystems.  Specifically, applying guidance from ASC 805-40, Business Combinations, Reverse Acquisitions, we originally accounted for the merger under purchase accounting when recapitalization accounting was more appropriate.  This material weakness has resulted in the required restatement of previously issued financial statements for the year ended December 31, 2009.

We did not design and implement adequate controls related to the accounting for the issuance of stock and the inclusion of beneficial conversion features associated with our convertible promissory notes as described in the footnotes to our 2010 Form 10-K financial statements; Note P - 2010 Accounting Error Adjustments.

Plan of Remediation

To remediate the aforementioned material accounting weaknesses, we are implementing additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors.

Regarding the lack of segregation of duties, if the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliancewith the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, San West issued 28,460,000 shares of its common stock and 10,000 shares of preferred stock in private transactions not involving a public offering as follows:

•

Issued 23,460,000 shares upon the conversion of $117,300 of debt.

•

Issued 5,000,000 shares in exchange for services valued at $73,100.

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

31.1*

Certification of Frank J. Drechsler, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Frank J. Drechsler, Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN WEST, INC.

Date: May 18, 2011.

By /s/ Frank J. Drechsler

Frank J. Drechsler, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Drechsler	Chief Executive Officer, Chief Financial Officer and Director	May 18, 2011