Form 10-K/A
period 2010-12-31
San West, Inc
filed 2011-05-23
CIK 1070181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No. 0-28413

SAN WEST, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0481056 (I.R.S. Employer Identification Number)
10350 Mission Gorge Road Santee, California (Address of principal executive offices)	92071 (Zip Code)
(619) 258-8770 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A .  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

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

Explanatory Note

In our 2010 Form 10-K originally filed on April 6, 2011, we recorded $327,526 of penalties on the Dutchess note (See Financial Statements Note N - Merger below) assumed in the merger as part of the recapitalization entry which resulted in the $327,526 being recorded as a reduction to our common stock account in 2009. However, pursuant to SEC regulations, the penalties should have been recorded as interest expense in 2009 to become part of the accumulated deficit. We have revised our 2009 financial statements to reflect this adjustment. The net result on our 2009 total stockholders' deficit and total liabilities and shareholders' deficit is zero whereas the 2009 net loss increased by $327,526 to $933,310. This revision’s only effect on the 2010 financial statements resulted in an increase to common stock and increase to our accumulated deficit of $327,526 with a net zero effect to our total stockholders’ equity.

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

Other Income and Expense.  Other expense increased $ 525,047 from income of $ 183,899 during the year ended December 31, 2009 to expense of $341,148 during the year ended December 31, 2010.  The increase is mainly due to the recognition of a $298,519 beneficial conversion feature for various convertible notes in 2010 with no such expense recognized in 2009.  Also during 2009 the Company recognized a $625,976 gain on the forgiveness of debt and a $65,960 loss on the disposal of assets originally assumed from Human BioSystems compared to a $13,000 gain and no loss recognized during 2010.  Interest expense decreased $ 324,034 to $52,308 during 2010 compared to $ 376,342 during 2009 which includes $327,526 related to penalties on the Dutchess note assumed by San West in its merger with Human BioSystems .

Net Loss.  As a result of the foregoing, our net loss increased to $1,763,315 for the year ended December 31, 2010, from a net loss of $ 933,310 for the year ended December 31, 2009.

Financial Condition

From inception to December 31, 2010, we have incurred an accumulated deficit of $ 3,197,353 .  This loss has been incurred through a combination of professional fees and expenses supporting our plans to acquire synergistic businesses as well as past operating losses.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is submitted as a separate section of this Form 10-K /A . See REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS AND NOTES, Page 24.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management's assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K /A , that we did not maintain effective internal control over financial reporting due to the weakness described below.

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

Date: May 23 , 2011.

By /s/ Frank Drechsler

    Frank Drechsler, Chief Executive Officer and

    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank Drechsler	Chief Executive Officer and Director	May 23 , 2011

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

/S/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 4, 2011

San West, Inc.
Consolidated Balance Sheets
	December 31,
ASSETS	2010	2009
		(Restated)
CURRENT ASSETS
Cash	$ 11,566	$ 50,659
Accounts receivable	5,079	840
Inventory (Note B)	131,768	287,921
Other current assets (Note C)	113,406	33,897
Total current assets	261,819	373,317

Fixed assets (Note D)	130,226	130,226
Accumulated depreciation	(53,726)	(31,974)
Net fixed assets	76,500	98,252

Deposits	19,474	12,599
Goodwill (Note E)	234,100	234,100
Total assets	$ 591,893	$ 718,268

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (Note F)	$ 891,180	$ 749,257
Other current liabilities	235,309	187,689
Floorplan notes payable (Note G )	4,721	117,962
Convertible promissory notes (Note H)	194,434	-
Notes payable (Note H)	-	510,000
Subsidiary purchase loan-current portion (Note I)	39,176	32,292

Total current liabilities	1,364,820	1,597,200

Subsidiary purchase loan (Note I)	183,280	223,820
Convertible promissory notes, non-current (Note H)	110,000	-
Loans from shareholder (Note J)	216,950	216,950
Total liabilities	1,875,050	2,037,970

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note K)
Preferred stock, no par value, 10,000,000 shares authorized; 77,100 and -0- issued and outstanding at December 31, 2010 and 2009, respectively.	77,100	-
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 192,742,859 and 124,960,826 at December 31, 2010 and 2009, respectively.	1,837,096	(325,489)
Common stock payable	-	439,825
Accumulated deficit	(3,197,353)	(1,434,038)
Total stockholders' deficit	(1,283,157)	(1,319,702)
Total liabilities and shareholder deficit	$ 591,893	$ 718,268

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,
	2010	2009
		(Restated)

Revenue	$ 2,728,937	$ 1,047,174
Cost of goods sold	2,090,355	789,197

Gross profit	638,582	257,977

Expenses
Selling, general and administrative	2,060,749	1,375,186

Total expenses	2,060,749	1,375,186

(Loss) from operations	(1,422,167)	(1,117,209)

Other income (expense)
Other income	164	225
Gain on the forgiveness of debt	13,000	625,976
Other expense	-	-
Loss on the disposal of assets	-	(65,960)
Amortization of beneficial conversion feature	(298,519)	-
Amortization of deferred financing costs	(3,485)	-
Interest expense	(52,308)	(376,342)
Total other income (expense)	(341,148)	183,899
Net loss before income taxes	$ (1,763,315)	$ (933,310)
Provision for income taxes	-	-
Net loss	$ (1,763,315)	$ (933,310)

Net loss per common share basic	$ (0.00)	$ (0.01)
Weighted average shares outstanding basic	163,635,704	96,038,198

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	50,447,003	1,834,259

The accompanying notes are an integral part of these financial statements

San West, Inc.
Consolidated Statement of Stockholder's Deficit
For the Years Ended December 21, 2010 and 2009 (Restated)
							Total
	Preferred Stock		Common Stock			Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Payable	Deficit	Deficit
Balances December 31, 2008		$ -	93,218,918	$ 371,198	$ -	$ (500,728)	$ (129,530)

Issuance of common stock for cash
weighted average price of $.02
(net of offering costs of $224,374)			32,053,673	506,626			506,626
Common stock payable for cash
weighted average price of $.07					67,500		67,500
Common stock issued for services
weighted average price of $.02			3,480,000	62,640			62,640
weighted average price of $.02					372,325		372,325
Issuance of existing shares from CEO
for cash to the Company
weighted average price of $.02
(net of offering costs of $31,257)				60,943			60,943
Issuance of common stock for merger
weighted average price of $.04			18,945,637	(1,653,229)			(1,653,229)
Founder's shares retired in exchange
for a promissory note			(39,520,735)	(100,000)			(100,000)
Shares exchanged for debt
weighted average price of $.02			15,950,000	368,000			368,000
Shares issued as inducement to invest
weighted average price of $.07			833,333	58,333			58,333
Net loss						(933,310)	(933,310)
Balances December 31, 2009 (Restated)	-	-	124,960,826	(325,489)	439,825	(1,434,038)	(1,319,702)

Series A Preferred stock issued for cash	77,100	77,100					77,100
Common stock issued for cash:
weighted average price of $.0700			964,286	67,500	(67,500)		-
weighted average price of $.0350			275,000	9,500			9,500
weighted average price of $.0100			1,000,000	10,000			10,000
weighted average price of $.0750			2,000,000	15,000			15,000
weighted average price of $.0050			2,000,000	10,000			10,000
Common stock issued for services:
weighted average price of $.1105			5,000,000	552,925			552,925
weighted average price of $.0730			6,000,000	372,325	(372,325)		-
weighted average price of $.0548			3,000,000	164,476			164,476
weighted average price of $.0196			2,000,000	35,700			35,700
weighted average price of $.0098			1,000,000	9,775			9,775
Common stock issued for PUTS :
Proceeds applied to debt			932,911	19,863			19,863
Proceeds paid to Company			1,234,089	17,989			17,989
Common stock issued for finders fee
weighted average price of $.1910			2,093,145	75,353			75,353
Merger shares canceled			(4,087,270)	-			-
Common stock exchanged for debt and accrued interest
weighted average price of $.0130			23,050,000	356,500			356,500
weighted average price of $.0100			6,700,000	67,000			67,000
weighted average price of $.0075			2,824,445	21,183			21,183
weighted average price of $.0050			11,795,427	58,977			58,977
Beneficial conversion feature
of convertible note				298,519			298,519
Net loss						(1,763,315)	(1,763,315)
Balances December 31, 2010	77,100	$ 77,100	192,742,859	$ 1,837,096	$ -	$ (3,197,353)	$ (1,283,157)

San West, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$ (1,763,315)	$ (933,310)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	21,752	22,744
Stock compensation expense	838,229	493,298
Gain on forgiveness of debt	-	(625,976)
Loss on disposal of assets	-	65,960
Inventory impairment losses	-	11,639
Stock issued for accrued interest	26,457	-
Amortization of beneficial conversion feature	298,519	-
Debt penalties assumed in HBS merger	-	327,526
Changes in operating assets and liabilities:
Change in accounts receivable	(4,239)	3,008
Change in inventory	156,154	308,356
Change in other current assets	(79,509)	(31,554)
Change in deposits	(6,875)	8,766
Change in accounts payable	141,923	(45,675)
Change in floorplan notes payable	(113,241)	(347,887)
Change in other current liabilities	47,619	102,767

Net cash used by operating activities	(436,526)	(640,338)

Cash flows from investing activities:
Investment in merger	-	(28,000)
Cash acquired in merger	-	6,070
Net cash used by investing activities	-	(21,930)

Cash flows from financing activities:
Proceeds from the issuance of common stock	139,589	890,700
Stock sale offering costs	-	(255,631)
Proceeds from notes payable	296,500	54,000
Proceeds from shareholder loans	-	38,605
Payments on shareholder loans	-	(10,000)
Payments on notes payable	(38,656)	(11,000)

Net cash provided by financing activities	397,433	706,674

Net increase (decrease) in cash	(39,093)	44,406
Cash, beginning of period	50,659	6,253
Cash, end of period	$ 11,566	$ 50,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 26,972	$ -
Cash paid for taxeds	$ 800	$ 800

Other non-cash investing and financing activities:
Shares issued for accrued interest	$ 26,457	$ -
Shares issued for debt principal	$ 503,660	$ 368,000
Founder's shares retired for promissory note	$ -	$ 100,000

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has sustained operating losses since inception and has an accumulated deficit of $3,197,353 and $1,434,038 at December 31, 2010 and December 31, 2009, respectively.  In addition, the Company had negative working capital of $1,103,001 and $1,223,883 at December 31, 2010 and December 31, 2009, respectively.

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

Machinery and equipment:

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

NOTE E – GOODWILL (Continued)

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

Seacoast Advisors, Inc.

On February 13, 2009, the Company cancelled and reissued the Seacoast Advisors, Inc. $80,000 note originally dated August 10, 2008, maturing on August 12, 2009 and carrying eight percent (8%) interest per annum.  The new $80,000 note dated February 13, 2009 matured on August 12, 2009, carried interest of eight percent (8%) per annum with no prepayments required and converted into shares of the Company upon default at a conversion price of $.05.  Per ASC 470-20-25-12, no portion of the proceeds from this note were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the perceived market value of the stock.  Additionally, this note was issued pior to the merger with Human BioSystems and there was no active market for the Company’s stock at that time.  In March of 2009 $6,000 was paid against this note.  In February and March of 2010, Seacoast converted $74,000 of this note into 7,400,000 shares of common stock at an exercise price of $.01 reflecting the decrease in the conversion price due to the 5:1 forward stock split affected on November 3, 2009.  $9,596 remained due under this note and was converted in full into 959,649 sharesof common stock at a conversion price of $.01 on August 30, 2010.  On September 30, 2009, an addendum was added to this note increasing the face amount to $54,000 for additional funds loaned to the Company.  The addendum increased the maturity date for these funds to September 30, 2010 and increased the conversion price to $0.35 per share, or $.07 per share after giving effect to the 5:1 forward stock split.  Per ASC 470-20-25-12, no portion of the proceeds from this adendum were attributable to the conversion feature as the conversion can be made at the option of the holder at a specified price and only upon default, the conversion price does not decrease, the debt was originally sold at the face amount and the conversion price was greater than the market price of the stock.  On August 16, 2010, this addendum was modified reducing the exercise price to $.01 per share exerciseable at the option of Seacoast at any time.  The balance of principle and interest under this note at modification was $57,723.  The market price of common stock on the date of this modification was $0.02 resulting in a beneficial conversion feature of $57,356.  On August 19, 2010 and August 30, 2010, Seacoast converted $50,395 into 5,039,489 shares of common stock leaving a balance due of $7,581.  Then, on September 1, 2010, the note was further modified to decrease the conversion price to $0.005.  The balance of principle and interest under this note at modification was $7,581.  The market price of common stock on the date of this modification was $0.01 resulting in a beneficial conversion feature of $7,581.  On October 22, 2010, Seacoast converted $4,750 into 950,000 shares of common stock leaving a balance due of $2,791.11 which was converted into 579,871 shares on December 22, 2010 leaving no balance due under the aforementioned note(s) as of December 31, 2010. As of December 31, 2009, the balance under the above loan activity was $128,000.

NOTE H – CONVERTIBLE PROMISSORY NOTES AND NOTES PAYABLE (Continued)

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

3.

The Company recorded $372,325 of stock compensation expense related to 6,000,000 shares that were owed but unissued as of December 31, 2009.  The shares have been included in the calculation of earnings per share and the related payable included in the equity section of our balance sheet as common stock payable.  The related Corporate Consulting Agreement provided for renumeration at the beginning of each quarter whereby 1.5 million shares was due on 1/1/09, 4/1/09, 7/1/09 and 10/1/09 for a total of 6,000,000 shares to be issued.  The shares were valued at the market price of our common stock on the date the shares were owed.   The expense and issuance recognition for EPS purposes is consistent with ASC 260-10-45 in that at the time the expense was recognized all conditions of that issuance were satisfied and there was no circumstance under which the stock would not be issued as it eventually was.  Furthermore, the Company’s obligation to issue the shares was always acknowledged.  There was no variability to the number of shares to be issued and there were no provisions requiring stock be issued at any specific time or penalties would accrue.  All shares have been issued (in 2010) at the exact number of shares stated in the Consulting Agreement.  Recording the stock compensation expense, the increase to equity and inclusion in the calculation of weighted average shares outstanding was done on the date specified in the agreement at market prices.  No liability was recorded due to the fact that the agreement was payable in stock and the classification in equity more accurately reflects the nature of the transaction.  Whether or not the stock had been issued is not relevant to the obligation of the Company to issue the stock.  Displaying the stockpayable as a separate component on the statement of shareholders’ equity more clearly identifies the nature of the liability as being related to stock and including the shares in basic EPS provides a more accurate measure of our performance over our reporting periods.

NOTE K – CAPITAL STOCK (Continued)

Common Stock (Continued)

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

NOTE N – MERGER (Restated)

On June 5, 2009 (the “Effective Date”), Human BioSystems, a California corporation (“HBS”), Human BioSystems Acquisition Company, a Nevada corporation (the “Subsidiary”), and San West, Inc., a Nevada corporation (“San West”) closed their Plan and Agreement of Triangular Merger (the “Plan of Merger”).  In accordance with the Plan of Merger, San West became a wholly-owned subsidiary of HBS through a merger with the Subsidiary.  The San West Stockholders received restricted HBS Common Stock at the rate of 3.16165 shares for each of their 20,684,180 shares issued and outstanding.  As a result, HBS issued 65,396,320 restricted shares in exchange for 100 percent of the outstanding capital stock of San West.  In addition, 4,087,270 restricted shares of the HBS Common Stock were issued to Dutchess Advisors, LLC as a finder’s fee.  HBS had 18,945,637 shares outstanding as of the Effective Date of the merger.  In total 88,429,227 shares were outstanding following the Effective Date of Merger.

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
$ 80,187

NOTE N – MERGER (Restated) (Continued)

Following is a breakdown of the purchase price paid by San West for the merger:

June 5, 2009
Assets acquired:
Current assets	$ 14,228
Fixed assets (1)	65,960
Total assets acquired	80,188

Debt assumed:
Shareholder loans (1)	(615,976)
Dutchess notes (2)	(322,474)
Accounts payable	(716,985)
Russian branch liabilities	(49,983)
Liabilities paid by San West, Inc.	(28,301)
Total liabilities assumed	(1,733,719)
Adjustment for merger related debt (2)	(327,525)
Net equity adjustment	$ (1,653,531)

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

Dutchess Promissory Notes ($322,474) + Penalty ($327,525) – Represents original assumed balance and penalties and interest on the November 2006 and May 2007 promissory notes to Dutchess Private Equities L.P.  In addition, HBS, its subsidiary and San West executed an Amendment to the Finance Documents on June 11, 2009 whereby the balance owing to Dutchess was acknowledged to be $650,000 in total or $327,526 greater than the carrying balance on HBS books as of June 5, 2009, the Effective Date of the merger. As a result, the Company expensed the $327,526 as interest expense in our 2009 statement of operations. In addition, the amendment amended the financing documents to 1) allow Dutchess conversion rights whether or not the Company is in default under Article 4 of the finance documents, and 2) Article 8 “No Assignment” was deleted from the finance documents.  All other terms and conditions of all previously executed documents remained unchanged.  As of December 31, 2010 and 2009, the balance of these notes was $74,637 and $282,000, respectfully (See Note H, Convertible Promissory Notes).

Net Equity Adjustment ($1,653,531) – Under recapitalization accounting the excess of the liabilities assumed over the assets acquired is reflected as a decrease in our common stock balance.

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

NOTE N – MERGER (Restated) (Continued)

The condensed pro forma results of operations for the year ended December 31, 2009 and 2008 were as follows:

Year Ended December 31,
	2009			2008
	San			San
	West, Inc.	HBS	Pro	West, Inc.	HBS	Pro
	Actual	Actual	Forma	Actual	Actual	Forma

Revenue	$ 1,047,174	$ -	$ 1,047,174	$ 602,311	$ -	$ 602,311
Net income (loss)	$ (933,310)	$ (143,006)	$ (1,076,316)	$ (321,358)	$ (1,191,500)	$ (1,512,858)

Weighted average shares outstanding Basic			96,038,198			97,988,642

Net income (loss) per common share (basic and diluted)			$ (0.04)			$ (0.02)

NOTE O – 2009 RESTATEMENT (Restated)

The 2009 financial statements have been restated twice; originally as a result of changing our accounting for the reverse merger with Human BioSystems, Inc. from Purchase accounting to Recapitalization accounting. In our Form 10-K filed on April 6, 2011 we made the following revisions for the year ended December 31, 2009:

•

To reverse the recognition and subsequent impairment of goodwill of $2,131,647,

•

To record the historical amount of the net assets of the acquired entity which is in this case is a net liability of $1,981,056,

•

To recognize a gain on the forgiveness of debt of $615,976, and

•

To recognize a loss on the disposal of assets of $65,960.

As a result of additional SEC comments dated May 2, 2011, we made further revisions explained in the explanatory paragraph on page 2 of this Form 10-K/A and this Note. Specifically, we have adjusted the historical amount of the net assets of the acquired entity which is in this case is a net liability from $1,981,056 to $1,653,531 to reflect the penalty interest assumed by the Company on the Dutchess debt as described above in Note N - Merger above.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Balance Sheet - Restated
	December 31, 2009
		Originally
ASSETS	Restated	Reported		Difference
Total assets	$ 718,268	$ 718,268		$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Total current liabilities	1,597,200	1,597,200		-
Total liabilities	2,037,970	2,037,970		-

STOCKHOLDERS' DEFICIT
Common stock, no par value, 300,000,000 shares authorized; issued and outstanding 124,960,826 at December 31, 2009	(325,489)	2,028,648	1)	(1,653,531)
			2)	(700,908)
				301
Common stock payable	439,825	439,825		-
Accumulated deficit	(1,434,038)	(3,788,175)		2,354,137
Total stockholders' deficit	(1,319,702)	(1,319,702)		-
Total liabilities and shareholders deficit	$ 718,268	$ 718,268		$ -

1) Under recapitalization accounting the equity of the acquiring enterprise (San West, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (HBS) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (HBS) are reflected as an issuance as of the reverse merger date (June 5, 2009) for the historical amount of the net assets of the acquired entity.  The net equity adjustment related to the merger under recapitalization acocunting is $1,981,056 and represents the historical deficit of HBS.

2) The originalpurchase accounting required the recognition of the fair value of the stock issued in the merger.  The Company originally recorded $700,908 for said issuance.  As a result of recipitalization accounting, the Company reversed the original entry.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Statement of Operations - Restated
	Year Ended
	December 31, 2009
		Originally
	Restated	Reported		Difference
Revenues
Revenue	$ 1,047,174	$ 1,047,174		$ -
Cost of goods sold	789,197	789,197		-
Gross profit	257,977	257,977		-

Expenses
Selling, general and administrative	1,375,186	1,375,186		-
Total expenses	1,375,186	1,375,186		-

Loss from operations	(1,117,209)	(1,117,209)		-

Other income (expense)
Other income	225	225		-
Loss on impairment of Goodwill	-	(2,131,647)	1)	2,131,647
Gain on forgiveness of debt	625,976	10,000	2)	615,976
Loss on disposal of assets	(65,960)	-	2)	(65,960)
Interest expense	(376,342)	(48,816)		(327,526)
Total other income (expense)	183,899	(2,170,238)		2,354,137
Net loss	$ (933,310)	$ (3,287,447)		$ 2,354,137

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

3)

In our 2010 Form 10-K filed on April 6, 2011, we recorded the $327,526 penalties on the Dutchess note (See Note N - Merger above) assumed in the merger as part of the recapitalization entry which resulted in the $327,526 being recorded as a reduction to our common stock account. However, pursuant to SEC regulations, the penalties should have been recorded as interest expense in 2009 to become part of the accumulated deficit. We have revised our 2009 financial statements to reflect this adjustment. The net result on our 2009 total stockholders' deficit and total liabilities and shareholders' deficit is zero whereas the 2009 net loss increased by $327,526 to $933,310.

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Consolidated Statement of Stockholder's Deficit - Restated
For the Year Ended December 31, 2009
		Originally
	Restated	Reported	Difference
Common Stock:
Issuance of common stock for cash:
Shares	32,053,673	32,053,673	-
Amount	$ 506,626	$ 506,626	$ -
Payable	67,500	67,500	-
Shares issued for services:
Shares	3,480,000	3,480,000	-
Amount	62,640	62,640	-
Payable	372,325	372,325	-
Issuance of existing shares from CEO:
Shares
Amount	60,943	60,943	-
Issuance of common stock for merger:
Shares	18,945,637	18,945,637	-
Amount	(1,653,229)	700,908	(2,354,137)
Founder's shares retired in exchange:
Shares	(39,520,735)	(39,520,735)	-
Amount	(100,000)	(100,000)	-
Shares exchanged for debt:
Shares	15,950,000	15,950,000	-
Amount	368,000	368,000	-
Shares issued as inducement to invest:
Shares	833,333	833,333	-
Amount	58,333	58,333	-
Net (Loss)	(933,310)	(3,287,447)	2,354,137
Prior period:
Common stock amount	371,198	371,198	-
Accumulated deficit	(500,728)	(500,728)	-
Total shareholder's (Deficit)	$ (1,319,702)	$ (1,319,702)	$ -

NOTE O – 2009 RESTATEMENT (Continued)

San West, Inc.
(formerly Human BioSystems)
Statement of Cash Flows - Restated
	Year Ended December 31,
		Originally
	Restated	Reported	Difference
Cash flows from operating activities:
Net loss	$ (933,310)	$ (3,287,447)	$ 2,354,137
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	22,744	22,744	-
Common stock to be issued for services	493,298	493,298	-
Gain on forgiveness of debt	(625,976)	(10,000)	(615,976)
Impairment of goodwilll	-	2,131,647	(2,131,647)
Loss on disposal of assets	65,960	-	65,960
Inventory impairment losses	11,639	11,639	-
Debt penalties assumed in HBS merger	327,526	-	327,526
Changes in operating assets and liabilities, net	(2,219)	(2,219)	-

Net cash used by operating activities	(640,338)	(640,338)	-

Cash flows from investing activities:
Net cash provided by investing activities	(21,930)	(21,930)	-

Cash flows from financing activities:
Net cash provided by financing activities	706,674	706,674	-

Net increase (decrease) in cash	44,406	44,406	-
Cash, beginning of period	6,253	6,253	-
Cash, end of period	$ 50,659	$ 50,659	$ -
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